Form 10-Q
period 1995-04-30
MAYS J W INC
filed 1995-06-13
CIK 54187

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549


[  X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 1995

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to  ________________


                      Commission file number 1-3647

                             J.W. Mays, Inc.
         (Exact name of registrant as specified in its charter)

              New York                         11-1059070
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

  9 Bond Street,  Brooklyn,  New York          11201-5805
(Address of principal executive offices)       (Zip Code)

(Registrant's telephone number, including area code) 718-624-7400

                             Not Applicable
          (Former name, former address and former fiscal year,
                      if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .       No      .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding at June 9, 1995
Common Stock,  $1 par value                     2,136,397 shares

                                           This report contains 17 pages.

                            J. W. MAYS,  INC.

                                  INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Operations
            and Retained Earnings                             4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 12

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             13 - 14


Part II  -  Other Information                                 15 - 16


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET

                                                                    April 30,        July 31,
                             ASSETS                                   1995             1994
                                                                 ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - net (Notes 4 and 6)                        $25,264,264      $25,141,848
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             527,722          602,289
  Marketable securities - other investments (Notes 3 and 8)           3,067,125        4,796,778
  Receivables                                                           181,284          373,003
  Deferred income taxes                                                  69,000           40,000
  Prepaid expenses                                                      752,336        1,162,619
  Income taxes refundable                                                   -             22,005
                                                                   -------------    -------------
       Total current assets                                           4,597,467        6,996,694
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,279,222        2,221,671
  Less accumulated amortization                                         920,829          786,180
                                                                   -------------    -------------
       Net                                                            1,358,393        1,435,491
  Security deposits                                                     449,938          258,136
  Unbilled receivables (Note 9)                                       3,844,404        3,321,939
  Receivables                                                            77,500          135,898
  Marketable securities - other investments (Notes 3 and 8)             164,256              -
                                                                   -------------    -------------
       Total other assets                                             5,894,491        5,151,464
                                                                   -------------    -------------

        TOTAL ASSETS                                                $35,756,222      $37,290,006
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY

Long-Term Debt:
  Mortgages payable (Note 4)                                         $5,123,116       $6,359,119
  Other (Note 5)                                                        669,646          672,038
                                                                   -------------    -------------
       Total long-term debt                                           5,792,762        7,031,157
                                                                   -------------    -------------

Deferred Income Taxes                                                   124,000          254,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 8)                                 523,464        1,123,513
  Accounts payable                                                       22,133           91,530
  Payroll and other accrued liabilities                                 519,513          565,844
  Income taxes payable                                                   18,442              -
  Other taxes payable                                                     2,582            3,648
  Current portion of long-term debt - mortgages payable (Note 4)      1,332,324          583,167
                                                                   -------------    -------------
       Total current liabilities                                      2,418,458        2,367,702
                                                                   -------------    -------------

                                                                   -------------    -------------
       Total liabilities                                              8,335,220        9,652,859
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 outstanding)                                2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Net unrealized loss on marketable equity securities (Note 3)          (16,606)             -
  Retained earnings                                                  22,197,306       22,396,845
                                                                   -------------    -------------
                                                                     27,705,242       27,921,387
  Less common stock held in treasury, at cost - 41,900
    shares at April 30, 1995 and July 31, 1994                          284,240          284,240
                                                                   -------------    -------------
       Total shareholders' equity                                    27,421,002       27,637,147
                                                                   -------------    -------------

Commitments and Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $35,756,222      $37,290,006
                                                                   =============    =============


See Notes to Consolidated Financial Statements.
                                                              - 3-

                           J.  W. MAYS, INC.

     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS


                                                                      Three Months Ended              Nine Months Ended
                                                                        April 30,                       April 30,
                                                                      -------------- ---------------  -------------- ---------------
                                                                          1995           1994             1995           1994
                                                                      -------------  -------------    -------------  -------------
                                                                       (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)

Revenues
  Rental income                                                          $2,096,545     $2,160,572       $6,276,449     $7,247,949
                                                                       -------------  -------------    -------------  -------------

Expenses
  Real estate operating expenses                                          1,446,161      1,446,264        4,203,377      4,277,203
  Administrative and general expenses                                       513,820        583,909        1,536,020      2,203,323
  Depreciation and amortization                                             211,903        205,856          629,887        610,512
                                                                       -------------  -------------    -------------  -------------
       Total expenses                                                     2,171,884      2,236,029        6,369,284      7,091,038
                                                                       -------------  -------------    -------------  -------------
Income (loss) from operations before investment income,
  interest expense and income taxes                                         (75,339)       (75,457)         (92,835)       156,911
                                                                       -------------  -------------    -------------  -------------
Investment income and interest expense
  Investment income                                                          72,961        100,038          294,510        320,488
  Interest expense                                                         (148,378)      (150,779)        (490,983)      (436,853)
                                                                       -------------  -------------    -------------  -------------
                                                                            (75,417)       (50,741)        (196,473)      (116,365)
                                                                       -------------  -------------    -------------  -------------

Income (loss) from operations before income taxes                          (150,756)      (126,198)        (289,308)        40,546
Income taxes                                                                (40,000)       (31,000)         (68,000)        50,000
                                                                       -------------  -------------    -------------  -------------
(Loss) from operations before cumulative effect of changes in accounting
  for certain investments in debt and equity securities and for incom      (110,756)       (95,198)        (221,308)        (9,454)
Cumulative effect of change in accounting for certain investments in
  debt and equity securities                                                    -              -             21,769            -
Cumulative effect of change in accounting for income taxes                      -              -                -         (275,000)
                                                                       -------------  -------------    -------------  -------------
Net (loss)                                                                 (110,756)       (95,198)        (199,539)      (284,454)
Retained earnings, beginning of period                                   22,308,062     22,515,055       22,396,845     22,704,311
                                                                       -------------  -------------    -------------  -------------
Retained earnings, end of period                                        $22,197,306    $22,419,857      $22,197,306    $22,419,857
                                                                       =============  =============    =============  =============

(Loss) per common share
  (Loss) from operations                                                      $(.05)         $(.04)           $(.10)          $-
  Cumulative effect of change in accounting for certain investments in
    debt and equity securities                                                  -              -                .01            -
  Cumulative effect of change in accounting for income taxes                    -              -                -             (.13)
                                                                       -------------  -------------    -------------  -------------
       Net (loss) per common share                                            $(.05)         $(.04)           $(.09)         $(.13)
                                                                       =============  =============    =============  =============

Dividends per share                                                            $-             $-               $-             $-
                                                                       =============  =============    =============  =============

Average common shares outstanding                                         2,136,397      2,136,397        2,136,397      2,137,792
                                                                       =============  =============    =============  =============


See Notes to Consolidated Financial Statements.









                       J.  W.  MAYS,  INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  Nine Months Ended
                                                                    April 30,
                                                                  ---------------- ---------------
                                                                      1995             1994
                                                                  -------------    -------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities
  (Loss) from operations                                              $(221,308)         $(9,454)
  Cumulative effect of change in accounting
    for certain investments in debt and equity securities                21,769              -

    for income taxes                                                        -           (275,000)
                                                                   -------------    -------------
Net (loss)                                                             (199,539)        (284,454)

Adjustments to reconcile net (loss) to
 net cash provided from (used in) operating activities:
  Cumulative effect of change in accounting for income taxes                -            275,000
  Amortization of  premium on marketable debt securities                  1,962            4,027
  Realized gain on marketable securities                                (11,998)             -
  Unrealized loss on marketable securities                              (23,270)             -
  Depreciation and amortization                                         629,887          610,512
  Amortization of deferred expenses                                     157,044          195,350
  Other assets - deferred expenses                                      (79,946)        (127,379)
                      - security deposits                              (191,802)         (54,086)
                      - unbilled receivables                           (522,465)         176,232
  Deferred income taxes                                                (159,000)         (45,000)

Changes in:
  Receivables                                                           250,117          (56,475)
  Prepaid expenses                                                      410,283          438,848
  Income taxes refundable                                                22,005          (15,791)
  Real estate taxes refundable                                              -            (66,593)
  Accounts payable                                                      (69,397)         (51,319)
  Payroll and other accrued liabilities                                 (46,331)         211,936
  Income taxes payable                                                   18,442          (29,898)
  Other taxes payable                                                    (1,066)            (973)
                                                                   -------------    -------------
     Net cash provided by operating activities                          184,926        1,179,937
                                                                   -------------    -------------

Cash Flows From Investing Activities
  Capital expenditures                                                 (752,301)      (1,023,566)
  Marketable securities - other investments:
    Receipts from sales or maturities                                 1,997,463          480,874
    Payments for purchases                                             (415,368)        (556,314)
                                                                   -------------    -------------
      Net cash provided (used) by investing activities                  829,794       (1,099,006)
                                                                   -------------    -------------

Cash Flows From Financing Activities
  Borrowings - securities broker                                      1,583,883        1,234,590
  Payments   - securities broker                                     (2,183,932)      (3,626,373)
  Increase (reduction) of mortgage debt - short term                    749,157          239,435
                                        - long term                  (1,238,395)       2,302,135
  Purchase of treasury stock                                                -            (83,300)
                                                                   -------------    -------------
      Net cash provided (used) by financing activities               (1,089,287)          66,487
                                                                   -------------    -------------

Net increase (decrease) in cash                                         (74,567)         147,418

Cash and cash equivalents at beginning of period                        602,289          888,281
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $527,722       $1,035,699
                                                                   =============    =============

See Notes to Consolidated Financial Statements.



                            J. W. MAYS,  INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 1994 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K for the year ended July 31, 1994. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of the results for the entire year ending July 31, 1995.

2. Loss per common share has been computed by dividing the net loss for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing the loss per common share were 2,136,397 in each of the three and nine months ended April 30, 1995, and 2,136,397 and 2,137,792 in the comparable 1994 three and nine month periods, respectively.


3. Marketable Securities - Other Investments:

   In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after August 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principles. The cumulative effect as of August 1, 1994 of adopting Statement No. 115 increased net income by $21,769 (net of $10,000 in deferred income taxes), or $.01 per share. The opening balance of shareholders' equity was decreased by $21,769 to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost or lower of cost or market. For the three months ended April 30, 1995, shareholders' equity was increased by $72,525 (net of $37,500 in deferred income
   taxes).   For the nine months ended April 30, 1995, shareholders'
   equity was increased by $5,163 (net of $1,500 in deferred income taxes), for a total decrease of shareholders' equity of $16,606, as at April 30, 1995.



Marketable Securities - Other Investments  (continued)


                                                    April 30, 1995
                                                    -------------------------------------------------------------
                                                                        Gross           Gross
                                                                     Unrealized      Unrealized        Fair
                                                         Cost           Gains          Losses          Value
                                                     -------------  -------------   -------------  -------------
<S
  Current
  Available for sale
    Equity securities -  preferred stocks               $2,536,791           $-           $13,853     $2,522,938
    Mutual funds                                            50,003            -            11,253         38,750
    Certificate of deposit                                  25,463            -               -           25,463
    Corporate debt securities                                  -              -               -              -
                                                      -------------  -------------   -------------  -------------
         Total                                           2,612,257            -            25,106      2,587,151

  Held to maturity
    Corporate debt securities
      due within one year                                  479,974          4,441             -          484,415
                                                      -------------  -------------   -------------  -------------
         Total current                                  $3,092,231         $4,441         $25,106     $3,071,566 *
                                                      =============  =============   =============  =============

  Noncurrent
  Held to maturity
    Corporate debt securities
      Due after one year through three years               $67,030           $-              $572        $66,458
      Due after three years through five years              97,226            922             -           98,148
                                                      -------------  -------------   -------------  -------------
         Total noncurrent                                 $164,256           $922            $572       $164,606 *
                                                      =============  =============   =============  =============


  Investment income consists of the following:
                                                    Three Months Ended             Nine Months Ended
                                                       April 30,                      April 30,
                                                    ------------------------------ ------------------------------
                                                         1995           1994            1995           1994
                                                       _________      _________       _________      _________
    Interest income                                        $18,049        $59,305        $115,305       $185,208
    Dividend income                                         54,912         40,733         167,207        116,357
    Gain on sale of marketable securities                      -              -            11,998         18,923
                                                      -------------  -------------   -------------  -------------
       Total                                               $72,961       $100,038        $294,510       $320,488
                                                      =============  =============   =============  =============


* Gross unrealized gains and gross unrealized losses of corporate debt securities held to maturity are not recognized in the financial statements until realized.




Marketable Securities - Other Investments  (continued)
                                                        July 31, 1994
                                                       ------------------------------------------------------------
                                                                           Gross          Gross
                                                                        Unrealized     Unrealized        Fair
                                                            Cost           Gains         Losses          Value
                                                        -------------  -------------  -------------  -------------
<S
  Current
  Available for sale
    Equity securities -  preferred stocks                  $2,309,306           $-          $58,836     $2,250,470
    Mutual funds                                               50,003            -           11,253         38,750
    Certificate of deposit                                    120,010            -              -          120,010
    Corporate debt securities                               2,349,229         38,319            -        2,387,548
                                                         -------------  -------------  -------------  -------------
         Total                                              4,828,548         38,319         70,089      4,796,778

  Held to maturity
    Corporate debt securities
      due within one year                                         -              -              -              -
                                                         -------------  -------------  -------------  -------------
         Total current                                     $4,828,548        $38,319        $70,089     $4,796,778
                                                         =============  =============  =============  =============

  Noncurrent

  Held to maturity

    Corporate debt securities

      Due after one year through three years                     $-             $-             $-             $-
      Due after three years through five years                    -              -              -              -
                                                         -------------  -------------  -------------  -------------
         Total noncurrent                                        $-             $-             $-             $-
                                                         =============  =============  =============  =============







4. Long-Term Debt - Mortgages Payable:



                                                                      April 30, 1995                   July 31, 1994
                                                                      ------------------------------  ------------------------------
                                                  Current
                                                  Annual    Final           Due            Due              Due            Due
                                                 Interest  Payment        Within          After           Within          After
                                                   Rate      Date        One Year       One Year         One Year       One Year
                                                  -------  --------    -------------  -------------    -------------  -------------

Jowein Building, Brooklyn, N.Y.              (a)       10%   3/31/96        $987,610           $-            $48,480       $975,037
Fishkill, New York Property                  (b)        9%  11/01/99          97,131      2,695,754          299,802      2,769,413
Circleville, Ohio Property                   (c)        7%   9/30/02         240,814      2,216,590          228,532      2,398,767
Other                                               8 1/2%   5/01/01           6,769        210,772            6,353        215,902
                                                                        -------------  -------------    -------------  -------------
    Total                                                                 $1,332,324     $5,123,116         $583,167     $6,359,119
                                                                        =============  =============    =============  =============



(a)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly.

(b)On October 28, 1994, the existing first mortgage loan balance on the Fishkill property was paid down by a $200,000 payment and the due date of the mortgage loan was extended for a period of five years from November 1, 1994. The annual interest rate was reduced from 10% to 9% and the principal and interest payments are to be made in constant monthly amounts based upon a fifteen year payout period.

(c)The mortgage loan, which is self-amortizing, matures September 30, 2002. The loan is payable at an annual interest rate of 7%. Under the terms of the loan, constant monthly payments, including interest and principal, commenced April 1, 1994 in the amount of $33,766.95, until October 1, 1997 at which time the monthly payments of interest and principal increase to $36,539.97.

5.   Long-Term Debt - Other:

     Long-Term debt - other consists of the following:



                                                                   April 30,         July 31,
                                                                     1995             1994
                                                                ---------------  ---------------

Deferred compensation  *                                              $520,000         $520,000
Lease security deposits  **                                            149,646          152,038
                                                                  -------------    -------------
   Total                                                              $669,646         $672,038
                                                                  =============    =============



     * In fiscal 1964 the Company entered into a deferred compensation agreement with its Chairman of the Board. This agreement, as amended December 2, 1993, provides for the $520,000 to be paid in monthly installments of $8,666.67 for a period of 60 months, payable upon the expiration of his employment, retirement or permanent disability as defined in the agreement, or death.

     **Does not include two irrevocable letters of credit totaling
       $370,000, provided by two tenants, as lease security deposits.



6.   Property and Equipment - Net:



                                                                   April 30,         July 31,
                                                                     1995             1994
                                                                ---------------  ---------------
Property  and  equipment - at cost:
  Buildings and improvements                                       $31,042,203      $30,326,774
  Improvements  to  leased  property                                 8,208,035        8,193,410
  Fixtures and equipment                                               470,026          470,026
  Land                                                               4,008,835        4,008,835
  Other                                                                167,223          161,108
                                                                  -------------    -------------
                                                                    43,896,322       43,160,153
  Less accumulated depreciation and amortization                    18,632,058       18,018,305
                                                                  -------------    -------------
    Property and equipment - net                                   $25,264,264      $25,141,848
                                                                  =============    =============

7.   Income Taxes:

     Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method previously used under APB Opinion No. 11 to an asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the Company's financial statements and income tax returns. As permitted by FAS 109, the Company has elected not to restate prior years' consolidated financial statements. The adoption of FAS 109 resulted in a cumulative adjustment which decreased the earnings for the fiscal 1994 first quarter and nine month period by $275,000.



8.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at April 30, 1995 in the amount of $523,464, secured by the Company's marketable securities, accrues interest, which at April 30, 1995, was at the annual rate of 8 1/4%.


9.   Unbilled Receivables:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of the lease.


10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $35,000 and $105,000 as contributions to the Plan for the three and nine months ended April 30, 1995, respectively, and $32,488 and $93,125 as contributions to the Plan for the three and nine months ended April 30, 1994, respectively.

11.  Cash Flow Information:
     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                  Nine Months Ended
                                                     April 30,
                                                  ------------------------------
                                                       1995           1994
                                                      ________       ________
Interest paid                                           $498,526       $463,920
Income taxes paid                                        $52,053       $140,689




12.  Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities-other investments, cash equivalents and receivables. Marketable securities-other investments and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from twenty-two tenants, of which three tenants each accounted for more than 10% of rental income during the three months ended April 30, 1995. The City of New York is one of the three tenants and the other two tenants are 510 Fulton Street Realty Association and its related 168-21 Jamaica Avenue Store Corporation, the owners of which are long established in business.

     McCrory Stores Corporation ("McCrory"), which occupied space in the Fulton Mall in downtown Brooklyn, New York, and whose lease extended to April 29, 2010 and accounted for approximately 13% of the annual rental income of the Company, filed for Chapter 11 bankruptcy protection from creditors on February 26, 1992. McCrory made application to the United States Bankruptcy Court for authorization to reject the lease agreement, as amended, between the Company, as landlord, and McCrory, as tenant, effective January 31, 1994. The United States Bankruptcy Court authorized McCrory to reject such lease agreement effective January 31, 1994 by order signed on January 21, 1994. The Company has filed a Proof of Claim with the United States Bankruptcy Court, Southern District of New York in the total amount of $7,753,732 which amount includes $7,667,082 for damages arising from the rejection of the lease and $86,650 for pre-petition rental obligations. The Company has not included this claim in its financial statements due to the uncertainty of the ultimate court determined amount. McCrory has not as yet filed a Plan of Reorganization.

     Jamesway Corporation, which occupies retail space in the Fishkill, New York property and accounts for approximately 6% of the annual rental income of the Company, filed for Chapter 11 bankruptcy protection from creditors on July 19, 1993. On December 22, 1993, conditioned upon Jamesway not rejecting the lease, the Company granted Jamesway a $250,000 cumulative reduction of the fixed rent for the period between February 1, 1994 and January 31, 1997. On December 8, 1994, as an additional inducement for Jamesway to assume the lease, the lease was further modified by reducing the original expiration date of the lease from January 31, 2009 to January 31, 2005, granting Jamesway a four-year extension period to expire January 31, 2009 at an increased rental during such extension period and requiring the payment of the amount of $26,210.66 to cure its monetary default. On December 29, 1994 an order was signed by the Judge of the United States Bankruptcy Court, Southern District of New York approving the assumption of the modified lease by Jamesway and ordering Jamesway to cure its monetary default in the amount of $26,210.66 by paying such amount in cash within ten (10) days from the entry of the Order. The amount has been paid. Jamesway emerged from bankruptcy on January 28, 1995. Of the $250,000 cumulative reduction in the fixed rent, Jamesway applied $75,000 through July 31, 1994, $100,000 from August 1, 1994 through April 30, 1995 and the balance of $75,000 will be applied through January 31, 1997.

     The Company in 1991 changed its method of recognizing rental income revenues under lease arrangements to comply with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases", and since 1991 includes scheduled minimum lease payments in income on a straight-line basis. Consequently, of the above $250,000 cumulative reduction in the fixed rent, $53,191.59 has been reflected as a reduction of rental income through July 31, 1994, $23,022.46 will be reflected for the fiscal year ending July 31, 1995 and the balance of $173,785.95 will be reflected as a reduction of rental income thereafter.

     The lease with IBM, a tenant in Fishkill, New York, expired on March 31, 1994. The IBM lease previously accounted for approximately 8% of the annual rental income of the Company.

13.  Commitments and Contingencies:

     There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's Financial Statements.
                               J. W. MAYS, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION

Results of operations:

Three Months Ended April 30, 1995 Compared to the Three Months Ended April 30, 1994:

Operations for the three months ended April 30, 1995 resulted in an after tax net loss of $110,756, or $.05 per share, compared to an after tax net loss in the previous year's comparable quarter of $95,198, or $.04 per share.

Rental income in the current three months decreased to $2,096,546 from $2,160,572 in the 1994 three months, primarily due to the loss of two tenants and the concession of rent for another tenant (see
Note 12 to Consolidated Financial Statements), partially offset by rental income from a new tenant.

Real estate operating expenses were virtually identical in the 1995 and 1994 periods.

Administrative and general expenses decreased to $513,820 from $583,909 principally due to a reduction of legal and professional expenses and prior retail related expenses.

Depreciation and amortization expense in the current three months increased to $211,903 from $205,856 in the three months ended April 30, 1994 because of additional improvements to property.

Interest expense exceeded investment income by $75,417 in the current quarter and by $50,741 in the 1994 quarter, primarily due to the increased interest on the broker loan discussed in Note 8 to Consolidated Financial Statements.

    Nine Months Ended April 30, 1995 Compared to the Nine Months
Ended April 30, 1994:

Operations for the nine months ended April 30, 1995 resulted in an after tax net loss of $221,308, or $.10 per share, compared to after tax net loss of $9,454, after the write off of the bad debt amounting to $622,023, discussed below, in the 1994 nine month period.

The excess of the scheduled rental income of McCrory, recognized on a straight line basis over rental income reported through January 31, 1994, the effective date of McCrory's rejection of its lease, amounted to $622,023 and such amount was written off as a bad debt and reported as an administrative expense.

In the nine months ended April 30, 1995, the Company reported an overall net loss in the amount of $199,539, or $.09 per share, after the cumulative effect (an increase of income) of a change in accounting for certain investments in debt and equity securities, in the amount of $21,769, or $.01 per share. There was no comparable item in the 1994 nine month period. The overall net loss for the 1994 nine month period amounted to $284,454, or $.13 per share, after a charge for the cumulative effect of a change in accounting for income taxes of $275,000, or $.13 per share. There was no comparable item in the 1995 nine month period.

Rental income in the current nine months decreased to $6,276,449 from $7,247,949 in the 1994 nine months primarily due to the loss of two tenants and the concession of rent for another tenant (see Note 12 to Consolidated Financial Statements), partially offset by rental income from a new tenant.

Real estate operating expenses decreased to $4,203,377 in the current nine months from $4,277,203 in the 1994 nine months principally due to decreased real estate taxes, maintenance costs, and fuel, partially offset by an increase in insurance expense and electricity.

Administrative and general expenses decreased to $1,536,020 in the current nine months from $2,203,323 in the 1994 nine month period, principally due to the recording of the bad debt in 1994 discussed above, and a reduction of legal and professional expenses.

Depreciation expense increased to $629,887 from $610,512 because of additional improvements to property.

Interest expense exceeded interest income in the amount of $196,473 in the current nine month period and by $116,365 in the nine months ended April 30, 1994 primarily due to the increased interest on the broker loan discussed in Note 8 to Consolidated Financial
Statements.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

The Company had working capital of $2,179,009 with a ratio of current assets to current liabilities of 1.9 to 1 at April 30, 1995. The Company's working capital decreased during the three month period from January 31, 1995 to April 30, 1995 in the amount of approximately $1,100,000, principally due to the classification as a current liability, at April 30, 1995, of the balance due on a mortgage on the Jowein Building in the amount of $987,610, which mortgage matures March 31, 1996. (See Note 4 (a) to Consolidated Financial Statements). The Company is negotiating for a renewal of the mortgage with the mortgagee. Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements.

The leasing of space in the Jowein Building (See Part II - Other
Information, Item 5) will provide additional working capital for the Company.

Part II - Other Information

  Item 5 - Other Information

   (a) The Company has entered into an Agreement of Lease (the "Lease"), dated June 8, 1995, pursuant to which approximately 26,000 square feet of space in the Jowein Building located in the Fulton Mall in downtown Brooklyn, New York have been leased to a chain store tenant for retail space.

      The term of the Lease is for a period of fourteen years and six months and is anticipated to commence on or about November 1, 1995, but commencement may occur prior thereto. The fixed rent aggregates approximately $2,675,000 in the initial five-year period of the Lease, $3,076,250 for the next five-year period and $3,183,919 for the remaining four years and six month period. In addition, the Lease provides that the tenant pay its proportionate share of certain items, including real estate taxes and operating expenses.

   (b) The Company has entered into an Agreement of Lease (the "Lease"), dated April 19, 1995, pursuant to which approximately 47,000 square feet of space in the Company's Jamaica, New York property have been leased to a chain store tenant for retail space. Of the 47,000 square feet, 20,500 square feet is to be surrendered by a present tenant whose lease, including a five-year option period, expires August 31, 2010. The term of the Lease of the new tenant is anticipated to commence on or about November 1, 1995, but such commencement date may occur either earlier or later than such date. (See Note 12 to Consolidated Financial Statements).

      The term of the Lease is for ten years, with six options of five years each. The fixed rent for the initial ten-year period amounts to $4,250,000, and for the thirty-year renewal period, approximately $21,000,000 if all options are renewed. In addition, the Lease provides that the tenant pay its proportionate share of certain items, including real estate taxes and operating expenses.

   (c)  At the Board of Directors' meeting held May 24, 1995, Mr. Max
      L. Shulman, Chairman and Chief Executive Officer of the
      Company, vacated the position of Chief Executive Officer of the Company, effective June 1, 1995. Mr. Max L. Shulman was elected to the position of Co-Chairman of the Board of Directors along with his son, Lloyd J. Shulman, and will continue as a director and as an employee of the Company.

      Mr. Lloyd J. Shulman, President and Chief Operating Officer of the Company, at the same directors' meeting, effective June 1, 1995, was elected to the position of Co-Chairman of the Board of Directors and also assumed the position of Chief Executive Officer to fill the vacancy created by Mr. Max L. Shulman. Mr. Lloyd J. Shulman will continue as President and Chief Operating Officer of the Company.

  Item 6 - Exhibits and Reports on Form 8-K

   (a)  List of Exhibits:
                                                             Sequentially
   Exhibit                                                     Numbered
    Number                     Exhibit                            Page

      (2)   Plan of acquisition, reorganization, arrangement,
             liquidation or succession.                           N/A

      (4)   Instruments defining the rights of security holders,
             including indentures.                                N/A

      (10)  Material contracts.                                   N/A

      (11)  Statement re computation of per share earnings.       N/A

      (15)  Letter re unaudited interim financial information.    N/A

      (18)  Letter re change in accounting principles.            N/A

      (19)  Report furnished to security holders.                 N/A

      (22)  Published report regarding matters submitted to
             vote of security holders.                            N/A

      (24)  Power of attorney.                                    N/A


      (27)  Financial Data Schedule.                              N/A


      (99)  Additional exhibits.                                  N/A

   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Registrant during the three months ended April 30, 1995.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     June 9, 1995                              Lloyd J. Shulman

                                        Lloyd J. Shulman, Co-Chairman




Date     June 9, 1995                                   Alex Slobodin

                                     Alex Slobodin, Exec. Vice-President
                                        (Principal Financial Officer)