Form 10-K
period 1995-07-31
MAYS J W INC
filed 1995-10-23
CIK 54187

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: July 31, 1995

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ___________ to _____________

                         Commission file number: 1-3647

                                J. W. MAYS, INC.
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

       Registrant's telephone number, including area code: (718) 624-7400

     Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
             Title of each class                       on which registered

                   None                                        None

     Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $1 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No.   .
                                             --    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X] No delinquent filers.

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $7,073,777 as of September 29, 1995 based upon the closing price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock as of September 29, 1995 was 2,136,397.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                             Part of Form 10-K
                                                           in which the Document
           Document                                           is incorporated
           --------                                        ---------------------
Annual Report to Shareholders for
  Fiscal Year Ended July 31, 1995 ......................       Parts I and II
Definitive Proxy Statement for the
  1995 Annual Meeting of Shareholders ..................         Part III

===============================================================================

                                J. W. MAYS, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1995

                                TABLE OF CONTENTS

Part I                                                                    PAGE
                                                                          ----
  Item  1. Business ..................................................       3
  Item  2. Properties ................................................       3
  Item  3. Legal Proceedings .........................................       4
  Item  4. Submission of Matters to a Vote of Security Holders .......       5
  Executive Officers of the Registrant ...............................       5

Part II

  Item  5. Market for Registrant's Common Stock and Related
             Shareholder Matters .....................................       5
  Item  6. Selected Financial Data ...................................       5
  Item  7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .....................       5
  Item  8. Financial Statements and Supplementary Data ...............       5
  Item  9. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ..................       6

Part III

  Item 10. Directors and Executive Officers of the Registrant ........       6
  Item 11. Executive Compensation ....................................       6
  Item 12. Security Ownership of Certain Beneficial
             Owners and Management ...................................       6
  Item 13. Certain Relationships and Related Transactions ............       6

Part IV

  Item 14.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ................................       6

                                     PART I

Item 1. Business.

     J. W. Mays, Inc. (the "Company" or "Registrant") with executive offices at 9 Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties. See below for the description of these properties (Item 2. Properties). The Company's business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

     The Company discontinued its department store business which operated under the name of "MAYS," in the year ended July 31, 1989, and has continued the leasing of real estate. The Company has no foreign operations or export sales.

     The Company employs approximately 31 employees and has a contract with a union covering rates of pay, hours of employment and other conditions of employment for approximately 19% of its employees. The Company considers that its labor relations with its employees and union are good.

Item 2. Properties.

     The table below sets forth certain information as to each of the properties currently operated by the Company:


                                                                                     Approximate
                       Location                        Owned or leased(1)            Square Feet
                       --------                        ------------------            -----------

Brooklyn, New York
  Fulton Street at Bond Street ..................             (2)                    380,000(5)

Jamaica, New York
  Jamaica Avenue at 169th Street ................   Own Building, Lease Fee          297,000(6)

Fishkill, New York
  Interstate Highway 84 at Route 9 ..............             (3)                    211,000(7)
                                                                                     (located on
                                                                                     14.9 acres)
Brooklyn, New York
  Jowein Building
  Fulton Street and Elm Place ...................             (4)                    430,000(8)

Levittown, New York
  Hempstead Turnpike ............................             (3)                     85,800(9)

Massapequa, New York
  Sunrise Highway ...............................            (10)                    133,400(10)

Circleville, Ohio
  Tarlton Road ..................................             (3)                    193,350(11)
                                                                                     (located on
                                                                                     11.6 acres)

 ----------
 (1) Properties leased are under long-term leases for varying periods, the longest of which extends to 2013, and in most instances renewal options are included. Reference is made to Note 6 to the Consolidated Financial Statements contained in the 1995 Annual Report to Shareholders, incorporated herein by reference. The properties indicated as owned which are held subject to mortgage are the Jowein building, the Fishkill property, the Ohio property and a small part of the Company's former Brooklyn store.

(Footnotes continued)

 (2)    A major portion of these premises is owned.

 (3)    The entire premises is owned.

 (4) Approximately 50% of these premises is owned and the remainder is leased.

 (5) Approximately 99,000 square feet of the street floor and basement are leased to one tenant for retail and approximately 9,000 square feet, in the aggregate, are leased to four separate tenants for retail and offices. Approximately 232,000 square feet of the building are available for lease.

 (6) Approximately 75,100 square feet are leased to one tenant, 47,100 square feet to another tenant and 2,700 square feet to a third tenant, all for retail. Approximately 137,000 square feet of the building are available for lease.

 (7) Approximately 102,000 square feet are leased to one tenant for retail and 109,000 square feet of the building are available for lease of which 25,000 square feet was leased on August 31, 1995.

 (8) All of the building, except for 164,000 square feet, has been leased for retail and offices. The 164,000 square feet are available for lease. Of the 430,000 square feet, 266,000 square feet have been leased for retail and offices, including leases for retail space entered into on June 8, 1995 for 26,000 square feet and on July 6, 1995 for 24,000 square feet.

 (9)    Leased to one tenant for retail.

(10) Leased by the Company and sub-leased to two tenants for a bank and a gasoline service station.

(11) Property purchased in December, 1992 under lease to one tenant for use as a distribution facility.

     The City of New York through its Economic Development Administration ("New York City") constructed a municipal garage at Livingston Street opposite the Company's Brooklyn properties. The Company has a long-term lease with New York City expiring in 2013 with renewal options, the last of which expires in 2073, under which:

          (1) Such garage, available to the public, provides truck bays and passage facilities through a tunnel for the exclusive use of the Company, to the structure referred to in (2) below; the bays, passage facilities and tunnel, totaling approximately 17,000 square feet, are included in the lease from New York City mentioned in the preceding paragraph and are in full use.

          (2) The Company constructed a six-story building and basement on a 20 x 75-foot plot (acquired and made available by New York City and leased to the Company for a term expiring in 2013 with renewal options, the last of which expires in 2073) adjacent to and connected with the Company's Brooklyn properties, which provides the other end of the tunnel with the truck bays in the municipal garage.

     See Note 11 to the Consolidated Financial Statements of the 1995 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning those tenants the rental income from which equals 10% or more of the Company's rental income.

Item 3. Legal Proceedings.

     There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

Executive Officers of the Registrant

     The following information is furnished with respect to each Executive Officer of the Registrant (each of whom is elected annually) whose present term of office will expire upon the election and qualification of his successor:


                                                                                        First Became
                                                     Business Experience During         Such Officer
                    Name                      Age      the Past Five Years               or Director
                    ----                      ---    --------------------------         ------------

        Max L. Shulman ...................    86     Chairman of the Board             June, 1963

                                                     Co-Chairman of the Board          June, 1995
                                                     Director                          January, 1946

        Lloyd J. Shulman .................    53     President                         November, 1978
                                                     Co-Chairman of the Board and
                                                      President                        June, 1995
                                                     Director                          November, 1977

        Alex Slobodin ....................    80     Executive Vice President          November, 1965
                                                     Treasurer                         September, 1955
                                                     Director                          November, 1963

        Ward N. Lyke, Jr. ................    44     Vice President                    February, 1984

        George Silva .....................    45     Vice President                    March, 1995

        Salvatore Cappuzzo ...............    36     Secretary                         November, 1981


     No family relationship exists among the foregoing persons except that Lloyd
J. Shulman is the son of Max L. Shulman.

     All of the above mentioned officers have been appointed as such by the directors and, except for Mr. Silva, have been employed as Executive Officers of the Company during the past five years.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters.

     The information appearing under the heading "Common Stock Prices and Dividends" on page 20 of the Registrant's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 6. Selected Financial Data.

     The information appearing under the heading "Summary of Selected Financial Data" on page 2 of the Registrant's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 and 19 of the Registrant's 1995 Annual Report to Shareholders is incorporated herein by reference.

 Item 8. Financial Statements and Supplementary Data.

     The Registrant's Consolidated Financial Statements, together with the report of Lipsky, Goodkin & Co., P.C., Independent Public Accountants, dated October 12, 1995, appearing on pages 4 through 16 of the Registrant's 1995 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, 7 and 8 hereof, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders and such information is incorporated herein by reference.

     The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.

Item 11. Executive Compensation.

     The information required by this item appears under the heading "Executive Compensation and Related Matters" in the Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item appears under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Information Concerning Nominees for Election as Directors" in the Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item appears under the heading "Executive Compensation and Related Matters" in the Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders and such information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

         1. The Consolidated Financial Statements and report of Lipsky, Goodkin & Co., P.C., Independent Public Accountants dated October 12, 1995, set forth on pages 4 through 16 of the Registrant's 1995 Annual Report to Shareholders.

         2. See accompanying Index to Registrant's Financial Statements and Schedules.

         3. Exhibits:

               (2) Plan of acquisition, reorganization, arrangement, liquidation or succession--not applicable.

               (3) Articles of incorporation and by-laws:

                   (i) Certificate of Incorporation, as amended, incorporated by reference to Registrant's Form 8-K dated December 3, 1973.

                   (ii) By-laws, as amended June 1, 1995--Exhibit A, attached.

               (4) Instruments defining the rights of security holders,
                   including indentures--see Exhibit (3) above.

               (9) Voting trust agreement--not applicable.

              (10) Material contracts:

                   (i) Agreement of Lease dated March 29, 1990 pursuant to which the basement and a portion of the street floor, approximately 32% of the total area of the Registrant's former Jamaica store, has been leased to a tenant for retail space, incorporated by reference to Registrant's Form 10-K dated October 29, 1990.

                   (ii) Agreement of Lease dated July 5, 1990, as amended February 25, 1992, pursuant to which a portion of the street floor and basement, approximately 35% of the total area of the Registrant's former Brooklyn store, has been leased to a tenant for the retail sale of general merchandise and for a restaurant, incorporated by reference to Registrant's Form 10-K dated October 29, 1990.

                   (iii) The J.W. Mays, Inc. Retirement Plan and Trust, Summary
                         Plan Description, effective August 1, 1991, incorporated by reference to Registrant's Form 10-K dated October 23, 1992 and, as amended, effective August 1, 1993, incorporated by reference to Registrant's Form 10-Q for the Quarter ended October 31, 1993 dated December 2, 1993.

              (11) Statement re computation of per share earnings--not
                   applicable.

              (12) Statement re computation of ratios--not applicable.

              (13) Annual report to security holders.

              (18) Letter re change in accounting principles--not applicable.

              (21) Subsidiaries of the registrant.

              (22) Published report regarding matters submitted to vote of security holders--not applicable.

              (23) Consents of experts and counsel--not applicable.

              (24) Power of attorney--none.

              (28) Information from reports furnished to state insurance regulatory authorities--not applicable.

              (99) Additional exhibits--none.

     (b) Reports on Form 8-K -- A report on Form 8-K was filed by the Registrant during the three months ended July 31, 1995.

         Item reported -- The Company entered into an Agreement of Lease (the "Lease"), dated July 6, 1995, pursuant to which approximately 24,000 square feet of space in the Jowein Building located in the Fulton Mall in downtown Brooklyn, New York was leased to a chain store tenant for retail space. The term of the Lease is for a period of fourteen years and six months and commences in November, 1995. The lease provides for fixed rent aggregating approximately $2,375,000 in the initial five-year period of the Lease, $2,529,375 for the next five-year period and $2,424,406 for the remaining four years and six month period. In addition, the Lease provides that the tenant pay its proportionate share of certain items, including operating expenses, and its proportionate share of real estate taxes over a base year.

             Financial Statements filed -- None
             Date of Report filed       -- July 6, 1995

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  J. W. MAYS, INC.
                                         ------------------------------------
                                                    (REGISTRANT)


    October 23, 1995                 By:          LLOYD J. SHULMAN
                                         ------------------------------------
                                                  Lloyd J. Shulman
                                              Co-Chairman of the Board
                                             Principal Executive Officer
                                                      President
                                             Principal Operating Officer


    October 23, 1995                 By:            ALEX SLOBODIN
                                         ------------------------------------
                                                    Alex Slobodin
                                              Executive Vice President
                                                    and Treasurer
                                             Principal Financial Officer


    October 23, 1995                 By:           MARK GREENBLATT
                                         ------------------------------------
                                                   Mark Greenblatt
                                                     Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.



                 Signature                                        Title                          Date
                 ---------                                        -----                          ----
             MAX L. SHULMAN                        Co-Chairman of the Board                 October 23, 1995
     --------------------------------               and Director
             Max L. Shulman


            LLOYD J. SHULMAN                       Co-Chairman of the Board,                October 23, 1995
     --------------------------------               Chief Executive Officer,
            Lloyd J. Shulman                        President, Chief Operating Officer
                                                    and Director

              ALEX SLOBODIN                        Executive Vice President,                October 23, 1995
     --------------------------------               Treasurer and Director
              Alex Slobodin


             FRANK J. ANGELL                       Director                                 October 23, 1995
     --------------------------------
             Frank J. Angell


              JACK SCHWARTZ                        Director                                 October 23, 1995
     --------------------------------
              Jack Schwartz


            SYLVIA W. SHULMAN                      Director                                 October 23, 1995
     --------------------------------
            Sylvia W. Shulman


             LEWIS D. SIEGEL                       Director                                 October 23, 1995
     --------------------------------
             Lewis D. Siegel


            INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES

     Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1995, which are incorporated herein by reference:

     Report of Independent Accountants (page 16)

     Consolidated Balance Sheets (pages 4 and 5)

     Consolidated Statements of Operations and Retained Earnings (page 6)

     Consolidated Statements of Cash Flows (page 7)

     Notes to Consolidated Financial Statements (pages 8-16)

                                                                          Page
                                                                          ----
     Financial Statement Schedules:

            Report of Independent Accountants ..........................    9
        II  Valuation and Qualifying Accounts ..........................   10
       III  Real Estate and Accumulated Depreciation ...................   11


     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

     The separate financial statements and schedules of J. W. Mays, Inc. (not consolidated) are omitted because the Company is primarily an operating company and its subsidiaries are wholly-owned.

                                ---------------

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of J. W. Mays, Inc.:

     Our audits of the Consolidated Financial Statements referred to in our report dated October 12, 1995, appearing on page 16 of the 1995 Annual Report to Shareholders of J.W. Mays, Inc., (which report and Consolidated Financial Statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Summarized Financial Information contained in Item 8 and Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. Our report on the Consolidated Financial Statements includes explanatory paragraphs with respect to the change in the method of accounting for marketable securities--other investments in 1995 and a change in the method of accounting for income taxes in 1994 as discussed in Note 1 to the Consolidated Financial Statements. In our opinion, this Summarized Financial Information and these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.


LIPSKY, GOODKIN & Co., P.C.
New York, N.Y
October 12, 1995 (except with respect to the matter discussed in Note 16(b) to the Consolidated Financial Statements, as to which the date is October 20, 1995)

                                                                     SCHEDULE II

                                 J.W. MAYS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


--------------------------------------------------------------------------------------------------------------
    Year ended July 31,                                           1995               1994                1993
--------------------------------------------------------------------------------------------------------------

    Allowance for net unrealized gains (losses) on marketable securities--other investments:

      Balance, beginning of period ...........................  $(31,769)          $   --                $  --
      Additions charged to expense ...........................      --              (31,769)                --
      Reductions .............................................    73,779               --                   --
                                                                --------           --------              -----
      Balance, end of period .................................  $ 42,010           $(31,769)             $  --
                                                                ========           ========              =====

    Deferred income tax asset valuation allowance:

      Balance, beginning of period ...........................  $169,698           $   --                $  --
      Additions charged to expense ...........................      --              169,698                 --
      Reductions .............................................    52,600               --                   --
                                                                --------           --------              -----
      Balance, end of period .................................  $117,098           $169,698              $  --
                                                                ========           ========              =====

                                                                    SCHEDULE III

                                J. W. MAYS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                  July 31, 1995


====================================================================================================================================
        Col. A                       Col. B             Col. C                Col. D                      Col. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Cost Capitalized             Gross Amount at
                                                      Initial Cost         Subsequent to               Which Carried
                                                       to Company           Acquisition              at Close of Period
                                               -----------------------  -----------------------  ----------------------------------
                                      Encum-               Building &                 Carrying             Building &
     Description                     brances      Land    Improvements  Improvements    Cost     Land     Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------

Office and Rental Buildings
Brooklyn, New York
 Fulton Street at Bond Street .... $  215,902  $1,703,157  $ 3,862,454  $ 6,176,403   $   --  $1,703,157   $10,038,857   $11,742,014
Jamaica, New York
 Jamaica Avenue at
 169th Street ....................        --          --     3,215,699    3,929,938       --         --      7,145,637     7,145,637
Fishkill, New York
 Interstate Highway 84
 at Route 9 ......................  2,769,412     467,341    7,212,116    1,638,710       --     467,341     8,850,826     9,318,167
Brooklyn, New York
 Jowein Building
 Fulton Street and Elm Place .....    975,037   1,622,232      770,561    7,999,017       --   1,622,232     8,769,578    10,391,810
Levittown, New York
 Hempstead Turnpike ..............        --       95,256      200,560       72,990       --      95,256       273,550       368,806
Circleville, Ohio
 Tarlton Road ....................  2,398,767     120,849    4,388,456          --        --     120,849     4,388,456     4,509,305
                                   ----------  ----------  -----------  -----------   ------   ---------   -----------   -----------
 Total (A) ....................... $6,359,118  $4,008,835  $19,649,846  $19,817,058   $   --   $4,008,83   $39,466,904   $43,475,739
                                   ==========  ==========  ===========  ===========   ======   =========   ===========   ===========


====================================================================================================================================
                                       Col. F        Col. G          Col. H            Col. I
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Life on Which
                                                                                   Depreciation in
                                                                                   Latest Income
                                    Accumulated     Date of          Date           Statement Is
                                   Depreciation   Construction      Acquired         Computed
------------------------------------------------------------------------------------------------------------------------------------

Office and Rental Buildings
Brooklyn, New York
 Fulton Street at Bond Street .... $ 4,214,566       Various         Various          (1)(2)
Jamaica, New York
 Jamaica Avenue at
 169th Street ....................   4,788,552          1959            1959          (1)(2)
Fishkill, New York
 Interstate Highway 84
 at Route 9 ......................   3,981,064         10/74           11/72          (1)
Brooklyn, New York
 Jowein Building
 Fulton Street and Elm Place .....   4,903,037          1915            1950          (1)(2)
Levittown, New York
 Hempstead Turnpike ..............     237,276          4/69            6/62          (1)
Circleville, Ohio
 Tarlton Road ....................     274,278          9/92           12/92          (1)
                                   -----------
 Total (A) ....................... $18,398,773
                                   ===========


----------
(1) Building and improvements        18-40 years
(2) Improvements to leased property   3-40 years

(A) Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $650,431 and Accumulated Depreciation thereon of $441,462 at July 31, 1995.


                                                   Years Ended July 31,
                                         ---------------------------------------
                                             1995          1994          1993
                                         -----------   -----------   -----------
Investment in Real Estate
  Balance at Beginning of Year ......... $42,529,020   $40,821,164   $35,221,015
  Improvements .........................     946,719     1,707,856     5,600,149
                                         -----------   -----------   -----------
  Balance at End of Year ............... $43,475,739   $42,529,020   $40,821,164
                                         ===========   ===========   ===========
Accumulated Depreciation
  Balance at Beginning of Year ......... $17,617,239   $16,857,024   $16,175,219
  Additions Charged to Costs and
    Expenses ...........................     781,534       760,215       681,805
                                         -----------   -----------   -----------
  Balance at End of Year ............... $18,398,773   $17,617,239   $16,857,024
                                         ===========   ===========   ===========


                           EXHIBIT INDEX TO FORM 10-K

 (2) Plan of acquisition, reorganization, arrangement, liquidation or succession--not applicable

 (3) (i)  Articles of incorporation--incorporated by reference

     (ii) By-laws--Exhibit A

 (4) Instruments defining the rights of security holders, including indentures--see Exhibit (3) above

 (9) Voting trust agreement--not applicable

(10) Material contracts--(i) through (iii) incorporated by reference

(11) Statement re computation of per share earnings-not applicable

(12) Statement re computation of ratios--not applicable

(13) Annual report to security holders

(18) Letter re change in accounting principles--not applicable

(21) Subsidiaries of the registrant

(22) Published report regarding matters submitted to vote of security holders--not applicable

(23) Consents of experts and counsel--not applicable

(24) Power of attorney--none

(28) Information from reports furnished to state insurance regulatory authorities-not applicable

(99) Additional exhibits--none



                                   EXHIBIT 13

             (Copy of Annual Report to Shareholders attached hereto)
                         Fiscal Year Ended July 31, 1995

                                   (NEXT PAGE)


                                   EXHIBIT 21

Subsidiaries of the Registrant

     The Registrant owns all of the outstanding stock of the following corporations, which are included in the Consolidated Financial Statements filed with this report:

                      DUTCHESS MALL SEWAGE PLANT, INC. (a New York corporation)
                      J. W. M. Realty Corp. (an Ohio corporation)