Form 10-Q
period 1995-10-31
MAYS J W INC
filed 1995-12-12
CIK 54187

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549


[  X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 1995

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

        Class                               Outstanding at December 8, 1995
Common Stock,  $1 par value                            2,136,397 shares

                                           This report contains 16 pages.

                            J. W. MAYS,  INC.

                                  INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Operations
            and Retained Earnings                             4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 12

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             13 - 14


Part II  -  Other Information                                 15

                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET

                                                                   October 31,       July 31,
                             ASSETS                                   1995             1995
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - net (Notes 4 and 6)                        $25,810,671      $25,285,935
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             587,355          490,315
  Marketable securities - other investments (Notes 3 and 8)           2,876,042        2,799,712
  Receivables                                                           203,241          244,992
  Deferred income taxes                                                  53,000           27,000
  Prepaid expenses                                                      666,475        1,121,694
                                                                   -------------    -------------
       Total current assets                                           4,386,113        4,683,713
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,338,919        2,329,140
  Less accumulated amortization                                         954,824          913,311
                                                                   -------------    -------------
       Net                                                            1,384,095        1,415,829
  Security deposits                                                     460,845          458,641
  Unbilled receivables (Note 9)                                       4,173,288        4,026,435
  Receivables                                                           151,797          109,687
  Marketable securities - other investments (Notes 3 and 8)             128,137          164,063
                                                                   -------------    -------------
       Total other assets                                             6,298,162        6,174,655
                                                                   -------------    -------------

        TOTAL ASSETS                                                $36,494,946      $36,144,303
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------
Long-Term Debt:
  Mortgages payable (Note 4)                                         $6,239,688       $5,954,306
  Other (Note 5)                                                        678,731          677,597
                                                                   -------------    -------------
       Total long-term debt                                           6,918,419        6,631,903
                                                                   -------------    -------------

Deferred Income Taxes                                                     8,000           14,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 8)                               1,389,504        1,225,100
  Accounts payable                                                       58,746           64,744
  Payroll and other accrued liabilities                                 437,317          487,956
  Income taxes payable                                                    9,478           18,588
  Other taxes payable                                                     2,433            4,081
  Current portion of long-term debt - mortgages payable (Note 4)        421,197          404,813
                                                                   -------------    -------------
       Total current liabilities                                      2,318,675        2,205,282
                                                                   -------------    -------------

       Total liabilities                                              9,245,094        8,851,185
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities (Note 3)              54,266           28,010
  Retained earnings                                                  21,955,284       22,024,806
                                                                   -------------    -------------
                                                                     27,534,092       27,577,358
  Less common stock held in treasury, at cost - 41,900
    shares at October 31, 1995 and July 31, 1995                        284,240          284,240
                                                                   -------------    -------------
       Total shareholders' equity                                    27,249,852       27,293,118
                                                                   -------------    -------------

Commitments and Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $36,494,946      $36,144,303
                                                                   =============    =============


See Notes to Consolidated Financial Statements.
                                                              - 3-



                           J.W. MAYS, INC.

     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS


                                                                          Three Months Ended
                                                                              October 31,
                                                                          1995           1994
                                                                      -------------  -------------
                                                                       (Unaudited)    (Unaudited)

Revenues
  Rental income                                                          $2,026,254     $2,070,749
                                                                       -------------  -------------

Expenses
  Real estate operating expenses                                          1,272,618      1,354,563
  Administrative and general expenses                                       516,280        521,204
  Depreciation and amortization                                             217,084        208,429
                                                                       -------------  -------------
       Total expenses                                                     2,005,982      2,084,196
                                                                       -------------  -------------
Income (loss) from operations before investment income,
  interest expense and income taxes                                          20,272        (13,447)
                                                                       -------------  -------------
Investment income and interest expense
  Investment income                                                          60,309        109,386
  Interest expense                                                         (167,103)      (174,115)
                                                                       -------------  -------------
                                                                           (106,794)       (64,729)
                                                                       -------------  -------------

(Loss) from operations before income taxes                                  (86,522)       (78,176)
Income taxes (benefit)                                                      (17,000)       (21,000)
                                                                       -------------  -------------
(Loss) from operations before cumulative effect of change in accounting
  for certain investments in debt and equity securities                     (69,522)       (57,176)
Cumulative effect of change in accounting for certain investments in
  debt and equity securities                                                    -           21,769
                                                                       -------------  -------------
Net (loss)                                                                  (69,522)       (35,407)
Retained earnings, beginning of period                                   22,024,806     22,396,845
                                                                       -------------  -------------
Retained earnings, end of period                                        $21,955,284    $22,361,438
                                                                       =============  =============

(Loss) per common share
  (Loss) from operations                                                      $(.03)         $(.03)
  Cumulative effect of change in accounting for certain investments in
    debt and equity securities                                                  -              .01
                                                                       -------------  -------------
       Net (loss) per common share                                            $(.03)         $(.02)
                                                                       =============  =============

Dividends per share                                                            $-             $-
                                                                       =============  =============

Average common shares outstanding                                         2,136,397      2,136,397
                                                                       =============  =============


See Notes to Consolidated Financial Statements.



                       J.  W.  MAYS,  INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Three Months Ended
                                                                             October 31,
                                                                  ---------------- ---------------
                                                                      1995             1994
                                                                  -------------    -------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities
  (Loss) from operations                                               $(69,522)        $(57,176)
  Cumulative effect of change in accounting
    for certain investments in debt and equity securities                   -             21,769
                                                                   -------------    -------------
Net (loss)                                                              (69,522)         (35,407)

Adjustments to reconcile net (loss) to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                     173              842
  Unrealized (loss) gain on marketable securities                       (14,000)          21,231
  Depreciation and amortization                                         217,084          208,429
  Amortization of deferred expenses                                      41,513           49,906
  Other assets - deferred expenses                                       (9,779)          (7,616)
               - security deposits                                       (2,204)        (192,621)
               - unbilled receivables                                  (146,853)        (179,086)
               - receivables                                            (42,110)             -
  Deferred income taxes                                                 (32,000)         (94,000)

Changes in:
  Receivables                                                            41,751           29,899
  Prepaid expenses                                                      455,219          484,229
  Income taxes refundable                                                   -             22,005
  Accounts payable                                                       (5,998)           1,241
  Payroll and other accrued liabilities                                 (50,639)         (69,645)
  Income taxes payable                                                   (9,110)          11,147
  Other taxes payable                                                    (1,648)          (1,711)
                                                                   -------------    -------------
     Net cash provided by operating activities                          371,877          248,843
                                                                   -------------    -------------

Cash Flows From Investing Activities
  Capital expenditures                                                 (741,820)        (288,934)
  Marketable securities - other investments:
    Payments for purchases                                                 (321)        (267,474)
                                                                   -------------    -------------
      Net cash (used) by investing activities                          (742,141)        (556,408)
                                                                   -------------    -------------

Cash Flows From Financing Activities
  Borrowings - securities broker                                        228,537          488,639
  Payments   - securities broker                                        (64,133)         (68,783)
  Increase (reduction) of mortgage debt - short term                     16,384         (208,984)
                                        - long term                     286,516          (97,209)
                                                                   -------------    -------------
      Net cash provided by financing activities                         467,304          113,663
                                                                   -------------    -------------

Net increase (decrease) in cash                                          97,040         (193,902)

Cash and cash equivalents at beginning of period                        490,315          602,289
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $587,355         $408,387
                                                                   =============    =============

See Notes to Consolidated Financial Statements.





                            J. W. MAYS,  INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 1995 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K for the year ended July 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire year ending July 31, 1996.

2. Loss per common share has been computed by dividing the net loss for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing the loss per common share were 2,136,397 in each of the three months ended October 31, 1995 and 1994.


3. Marketable Securities - Other Investments:

   Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 requires certain securities to be categorized as either trading, available for sale or held to maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available for sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Held to maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned.

   The cumulative effect as of August 1, 1994 of adopting Statement No. FAS 115 increased net income by $21,769 (net of $10,000 in deferred income taxes), or $.01 per share. The opening balance of shareholders' equity at August 1, 1994 was decreased by $21,769 to reflect the net unrealized holding gains on securities classified as available for sale previously carried at amortized cost or lower of cost or market. For the three months ended October 31, 1995, shareholders' equity was increased by $26,256 (net of $14,000 in deferred income taxes). For the three months ended October 31, 1994, shareholders' equity was decreased by $81,167 (net of $43,000 in deferred income taxes), for a total decrease of shareholders' equity of $102,936.




Marketable Securities - Other Investments  (continued)

  As of October 31, 1995, the Company's marketable securities were classified as follows:

                                                                        Gross           Gross
                                                                     Unrealized      Unrealized        Fair
                                                         Cost           Gains          Losses          Value
                                                     -------------  -------------   -------------  -------------
  Current
<S
  Available for sale
    Equity securities                                   $2,531,940        $82,266            $-       $2,614,206
    Certificate of deposit                                  26,125            -               -           26,125
                                                      -------------  -------------   -------------  -------------
         Total                                           2,558,065         82,266             -        2,640,331

  Held to maturity
    Corporate debt securities
      due within one year                                  235,711          2,284             -          237,995
                                                      -------------  -------------   -------------  -------------
         Total current                                  $2,793,776        $84,550            $-       $2,878,326
                                                      =============  =============   =============  =============

  Noncurrent
  Held to maturity
    Corporate debt securities                              128,137          5,952             -          134,089
                                                      -------------  -------------   -------------  -------------
         Total noncurrent                                 $128,137         $5,952            $-         $134,089
                                                      =============  =============   =============  =============


  Investment income consists of the following:

                                                           Three Months Ended
                                                               October 31,
                                                    ------------------------------
                                                         1995           1994
                                                      ____________   ____________
    Interest income                                        $10,405        $51,512
    Dividend income                                         49,904         57,874
                                                      -------------  -------------
       Total                                               $60,309       $109,386
                                                      =============  =============





















4. Long-Term Debt:


                                                                             October 31, 1995                 July 31, 1995
                                                                      ------------------------------  ------------------------------
                                                  Current
                                                  Annual    Final           Due            Due              Due            Due
                                                 Interest  Payment        Within          After           Within          After
                                                   Rate      Date        One Year       One Year         One Year       One Year
                                                  -------  --------    -------------  -------------    -------------  -------------

Term - loan payable to bank                  (a) Variable    8/01/00          $8,333       $391,667             $-             $-
Mortgages:
  Jowein Building, Brooklyn, N.Y.            (b)       10%   3/31/98          54,851        907,299           53,513        921,524
  Fishkill, New York Property                (c)        9%  11/01/99         101,585      2,643,823           99,333      2,670,079
  Circleville, Ohio Property                 (d)        7%  9/30/02          249,366      2,089,732          245,053      2,153,714
  Other                                            8 1/2%    5/01/01           7,062        207,167            6,914        208,989
                                                                        -------------  -------------    -------------  -------------
    Total                                                                  $421,197     $6,239,688         $404,813     $5,954,306
                                                                        =============  =============    =============  =============



(a)On August 17, 1995 the Company entered into an agreement with a bank wherein the bank approved a $1,500,000 loan facility for the Company to use to fund building construction/renovation costs to accommodate tenants under lease. The overall term of the facility is five years with a one year line of credit, to be taken down as needed. The initial twelve month period is to be on an interest only basis, payable monthly, with the principal balance outstanding to be converted to a four year fully amortizing term loan, payable with monthly payments to be first applied to the payment of interest, and second, to the payment of the principal indebtedness. The interest rate for advances under the line and the term loan will be the bank's prime rate of interest on a floating basis. The leases between the Company and two of its tenants in the Brooklyn (Jowein Building) renovated area have been assigned to the bank as collateral for the loan. There is no prepayment penalty for early payoff of the loan. The Company has taken down $400,000 as of the date of this report.

(b)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. The mortgage was due to mature on March 31, 1996. On September 6, 1995, the maturity date of the mortgage was extended to March 31, 1998. The interest rate of 10% will continue until March 31, 1996 and from April 1, 1996 the interest rate will be established at a bank's prevailing rate as at March 31, 1996. During the renewal period there will be no change in the constant quarterly payments of interest and principal in the amount of $37,263.

(c)On October 28, 1994, the existing first mortgage loan balance on the Fishkill property was paid down by a $200,000 payment and the due date of the mortgage loan was extended for a period of five years from November 1, 1994. The annual interest rate was reduced from 10% to 9% and the principal and interest payments are to be made in constant monthly amounts based upon a fifteen year payout period.

(d)The mortgage loan, which is self-amortizing, matures September 30, 2002. The loan is payable at an annual interest rate of 7%. Under the terms of the loan, constant monthly payments, including interest and principal, commenced April 1, 1994 in the amount of $33,767, until October 1, 1997, at which time the monthly payments of interest and principal increase to $36,540.

5.   Long-Term Debt - Other:

     Long-Term debt - other consists of the following:



                                                                  October 31,        July 31,
                                                                     1995             1995
                                                                ---------------  ---------------

Deferred compensation  *                                              $520,000         $520,000
Lease security deposits  **                                            158,731          157,597
                                                                  -------------    -------------
    Total                                                             $678,731         $677,597
                                                                  =============    =============



     * In fiscal 1964 the Company entered into a deferred compensation agreement with its then Chairman of the Board. This agreement, as amended, provides for the $520,000 to be paid in monthly installments of $8,666.67 for a period of 60 months, payable upon the expiration of his employment, retirement or permanent disability as defined in the agreement, or death.

     **Does not include two irrevocable letters of credit totaling
       $370,000, provided by two tenants as lease security deposits.



6.   Property and Equipment - Net:



                                                                  October 31,        July 31,
                                                                     1995             1995
                                                                ---------------  ---------------
Property  and  equipment - at cost:
  Buildings and improvements                                       $31,512,895      $30,867,736
  Improvements  to  leased  property                                 8,692,779        8,215,035
  Fixtures and equipment                                               486,257          483,208
  Land                                                               4,008,835        4,008,835
  Other                                                                167,223          167,223
  Construction in progress                                                 -            384,133
                                                                  -------------    -------------
                                                                    44,867,989       44,126,170
  Less accumulated depreciation and amortization                    19,057,318       18,840,235
                                                                  -------------    -------------
     Property and equipment - net                                  $25,810,671      $25,285,935
                                                                  =============    =============




7.   Income Taxes:

     Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). The adoption of FAS 109 resulted in a cumulative adjustment which decreased the earnings for the fiscal 1994 first quarter and the year ended July 31, 1994 by $275,000.


8.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at October 31, 1995 in the amount of $1,389,504, secured by the Company's marketable securities, accrues interest, which at October 31, 1995, was at the annual rate of 8%.


9.   Unbilled Receivables:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.


10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $35,000 and $34,000 as contributions to the Plan for the three months ended October 31, 1995 and 1994, respectively.



11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                          Three Months Ended
                                                              October 31,
                                                  ------------------------------
                                                       1995           1994
                                                  ------------------------------

Interest paid                                           $168,062       $199,691
Income taxes paid (refunded)                             $38,110        $(3,152)

12. Financial Accounting Standards No. 121:

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. FAS 121 requires the recognition of an impairment loss related to long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the adoption of the new accounting standard will not have any effect on the consolidated financial statements.

13.  Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities-other investments, cash equivalents and receivables. Marketable securities-other investments and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from twenty-one tenants, of which three tenants each accounted for more than 10% of rental income during the quarter ended October 31, 1995. The City of New York is one of the three tenants and the other two tenants are 510 Fulton Street Realty Association and its related 168-21 Jamaica Avenue Store Corporation, the owners of which are long established in business.

     McCrory Stores Corporation ("McCrory"), which occupied space in the Fulton Mall in downtown Brooklyn, New York, and whose lease extended to April 29, 2010 and accounted for approximately 14% of the 1993 annual rental income of the Company, filed for Chapter 11 bankruptcy protection from creditors on February 26, 1992. McCrory made application to the United States Bankruptcy Court for authorization to reject the lease agreement, as amended, between the Company, as landlord, and McCrory, as tenant, effective January 31, 1994. The United States Bankruptcy Court authorized McCrory to reject such lease agreement effective January 31, 1994 by order signed on January 21, 1994. The Company has filed a Proof of Claim with the United States Bankruptcy Court, Southern District of New York in the total amount of $7,753,732 which amount includes $7,667,082 for damages arising from the rejection of the lease and $86,650 for pre-petition rental obligations. The Company has not included this claim in its financial statements due to the uncertainty of the ultimate court determined amount. McCrory has not as yet filed a Plan of Reorganization with the Bankruptcy Court. The Company has leased 50,000 square feet of the 99,000 square feet of space surrendered by McCrory.

     The lease with IBM, a former tenant in Fishkill, New York, expired on March 31, 1994. The IBM lease previously accounted for approximately 8% of the annual rental income of the Company. On August 31, 1995, the Company leased to the U.S. Post Office, 25,000 square feet of the 100,000 square feet of space vacated. Occupancy commenced in November 1995.

     Jamesway Corporation, which occupies retail space in the Fishkill, New York property and accounts for approximately 6% of the annual rental income of the Company, filed for Chapter 11 bankruptcy protection from creditors on July 19, 1993. On December 22, 1993, conditioned upon Jamesway not rejecting the lease, the Company granted Jamesway a $250,000 cumulative reduction of the fixed rent for the period between February 1, 1994 and January 31, 1997. On December 8, 1994, as an additional inducement for Jamesway to assume the lease, the lease was further modified by reducing the original expiration date of the lease from January 31, 2009 to January 31, 2005, granting Jamesway a four-year extension period to expire January 31, 2009 at an increased rental during such extension period and requiring the payment of the amount of $26,211 to cure its monetary default. On December 29, 1994 an order was signed by the Judge of the United States Bankruptcy Court, Southern District of New York approving the assumption of the modified lease by Jamesway and ordering Jamesway to cure its monetary default in the amount of $26,211 by paying such amount in cash within ten (10) days from the entry of the Order. The amount was paid. Jamesway emerged from bankruptcy on January 28, 1995. Of the $250,000 cumulative reduction in the fixed rent, Jamesway applied $75,000 through July 31, 1994, $125,000 for fiscal 1995 and the balance of $50,000 will be applied through January 31, 1997. Jamesway Corporation, which is expected to account for approximately 5.2% of the annual rental income of the Company for the fiscal year ending July 31, 1996, filed for Chapter 11 bankruptcy protection from creditors again on October 18, 1995. Jamesway has received authorization from the bankruptcy court to conduct a Going Out of Business Sale at all of its stores. It is anticipated that the Going Out of Business Sale will conclude on or about January 20, 1996. Jamesway has retained an agent to market the Jamesway leasehold in the Fishkill location.

14.  Commitments and Contingencies:

     There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's Financial Statements.

                               J. W. MAYS, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION

Results of operations:

  Quarter Ended October 31, 1995 Compared to the Quarter Ended
     October 31, 1994:

Operations for the three months ended October 31, 1995 resulted in an after tax net loss of $69,522, or $.03 per share, compared to an after tax net loss of $57,176, or $.03 per share, in the 1994 quarter.

In the three months ended October 31, 1995, the Company reported an overall net loss in the amount of $69,522, or $.03 per share. In the three months ended October 31, 1994, the Company reported an overall net loss in the amount of $35,407, or $.02 per share, after the cumulative effect (an increase of income) of a change in accounting for certain investments in debt and equity securities in the amount of $21,769, or $.01 per share. There was no comparable item in the 1995 three month period.

Rental income in the current three months decreased to $2,026,254 from $2,070,749 in the 1994 three months, primarily due to the loss of two tenants and the concession of rent for another tenant (see
Note 13 to Consolidated Financial Statements), partially offset by rental income from a new tenant.

Interest expense in the current quarter exceeded investment income by $106,794 as compared to $64,729 in the 1994 quarter. The increase was primarily due to the interest on the broker loan discussed in Note 8 to Consolidated Financial Statements.

Real estate operating expenses decreased to $1,272,618 from $1,354,563 principally due to an allowed credit for utility costs.

Administrative and general expenses decreased to $516,280 from $521,204.

Depreciation and amortization expense in the current three months increased to $217,084 from $208,429 in the three months ended
October 31, 1994 because of additional improvements to property.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

The leasing of 50,000 square feet of space in the Jowein Building located in the Fulton Mall in downtown Brooklyn, New York to two chain store tenants for retail space and the leasing of 25,000 square feet to the U.S. Post Office in Fishkill, New York will provide additional working capital for the Company. The terms of the Brooklyn and Fishkill leases commenced in November, 1995.

Negotiations are in progress to lease office and retail space in the Company's buildings in Brooklyn, Jamaica and Fishkill, New York

On August 17, 1995, the Company entered into an agreement with a bank wherein the bank approved a $1,500,000 loan facility for the Company to use to fund building construction/renovation costs to accommodate tenants under lease. The Company has taken down $400,000 as of the date of this report. (See Note 4(a) to Consolidated Financial Statements).

The Company had working capital of $2,067,438 with a ratio of current assets to current liabilities of 1.9 to 1 at October 31, 1995.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements.

Part II - Other Information


  Item 6 - Exhibits and Reports on Form 8-K

   (a)  List of Exhibits:
                                                             Sequentially
   Exhibit                                                     Numbered
    Number                     Exhibit                            Page    _

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

     (15) Letter re unaudited interim financial information.      N/A

     (18) Letter re change in accounting principles.              N/A

     (19) Report furnished to security holders.                   N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                    N/A

     (24) Power of attorney.                                      N/A

     (27) Financial data schedule.                                N/A

     (99) Additional exhibits.                                    N/A

   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Registrant during the quarter for which this report on Form 10-Q is being filed..

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     December 8, 1995                     Lloyd J. Shulman

                                        Lloyd J. Shulman, Co-Chairman




Date     December 8, 1995                     Alex Slobodin

                                     Alex Slobodin, Exec. Vice-President
                                        (Principal Financial Officer)