Form 10-Q
period 1996-01-31
MAYS J W INC
filed 1996-03-12
CIK 54187

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549


[  X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 1996

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

        Class                                Outstanding at March 8, 1996
Common Stock,  $1 par value                       2,136,397 shares

                                             This report contains 16 pages.

                            J. W. MAYS,  INC.

                                  INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Operations
            and Retained Earnings                             4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 12

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             13 - 14


Part II  -  Other Information                                 15


                       J.  W.  MAYS,  INC.

                   CONSOLIDATED BALANCE SHEET

                                                                   January 31,       July 31,
                             ASSETS                                   1996             1995
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - net (Notes 4 and 6)                        $26,019,120      $25,285,935
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             441,990          490,315
  Marketable securities - other investments (Notes 3 and 8)           2,919,851        2,799,712
  Receivables                                                           314,358          244,992
  Deferred income taxes                                                  37,000           27,000
  Prepaid expenses                                                    1,049,346        1,121,694
                                                                   -------------    -------------
       Total current assets                                           4,762,545        4,683,713
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,551,276        2,329,140
  Less accumulated amortization                                         984,499          913,311
                                                                   -------------    -------------
       Net                                                            1,566,777        1,415,829
  Security deposits                                                     843,530          458,641
  Unbilled receivables (Note 9)                                       3,937,500        4,026,435
  Receivables                                                           153,906          109,687
  Marketable securities - other investments (Notes 3 and 8)              97,726          164,063
  Deferred income taxes                                                 110,000              -
                                                                   -------------    -------------
       Total other assets                                             6,709,439        6,174,655
                                                                   -------------    -------------

        TOTAL ASSETS                                                $37,491,104      $36,144,303
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------
Long-Term Debt:
  Mortgages payable (Note 4)                                         $6,885,452       $5,954,306
  Other (Note 5)                                                      1,059,833          677,597
                                                                   -------------    -------------
       Total long-term debt                                           7,945,285        6,631,903
                                                                   -------------    -------------

Deferred Income Taxes                                                       -             14,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 8)                               1,310,679        1,225,100
  Accounts payable                                                       17,927           64,744
  Payroll and other accrued liabilities                                 551,299          487,956
  Income taxes payable                                                    6,383           18,588
  Other taxes payable                                                     8,758            4,081
  Current portion of long-term debt - mortgages payable (Note 4)        525,245          404,813
                                                                   -------------    -------------
       Total current liabilities                                      2,420,291        2,205,282
                                                                   -------------    -------------

       Total liabilities                                             10,365,576        8,851,185
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities (Note 3)              96,540           28,010
  Retained earnings                                                  21,788,686       22,024,806
                                                                   -------------    -------------
                                                                     27,409,768       27,577,358
  Less common stock held in treasury, at cost - 41,900
    shares at January 31, 1996 and July 31, 1995                        284,240          284,240
                                                                   -------------    -------------
       Total shareholders' equity                                    27,125,528       27,293,118
                                                                   -------------    -------------

Commitments and Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $37,491,104      $36,144,303
                                                                   =============    =============


See Notes to Consolidated Financial Statements.
                                                              - 3-



                           J.W. MAYS, INC.

     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS


                                                                           Three Months Ended            Six Months Ended
                                                                               January 31,                   January 31,
                                                                      -------------- -------------- -------------- ---------------
                                                                            1996           1995           1996           1995
                                                                      -------------  -------------  -------------  -------------
                                                                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Revenues
  Rental income                                                          $2,468,181     $2,109,155     $4,494,435     $4,179,904
                                                                       -------------  -------------  -------------  -------------

Expenses
  Real estate operating expenses                                          1,506,188      1,402,653      2,778,806      2,757,216
  Administrative and general expenses                                       891,624        500,996      1,407,904      1,022,200
  Depreciation and amortization                                             222,684        209,555        439,768        417,984
                                                                       -------------  -------------  -------------  -------------
       Total expenses                                                     2,620,496      2,113,204      4,626,478      4,197,400
                                                                       -------------  -------------  -------------  -------------
(Loss) from operations before investment income,
  interest expense and income taxes                                        (152,315)        (4,049)      (132,043)       (17,496)
                                                                       -------------  -------------  -------------  -------------
Investment income and interest expense
  Investment income                                                          64,857        112,163        125,166        221,549
  Interest expense                                                         (173,140)      (168,490)      (340,243)      (342,605)
                                                                       -------------  -------------  -------------  -------------
                                                                           (108,283)       (56,327)      (215,077)      (121,056)
                                                                       -------------  -------------  -------------  -------------

(Loss) from operations before income taxes                                 (260,598)       (60,376)      (347,120)      (138,552)
Income taxes (benefit)                                                      (94,000)        (7,000)      (111,000)       (28,000)
                                                                       -------------  -------------  -------------  -------------
(Loss) from operations before cumulative effect of change in
  accounting for certain investments in debt and equity securities         (166,598)       (53,376)      (236,120)      (110,552)
Cumulative effect of change in accounting for certain
  investments in debt and equity securities                                     -              -              -           21,769
                                                                       -------------  -------------  -------------  -------------
Net (loss)                                                                 (166,598)       (53,376)      (236,120)       (88,783)
Retained earnings, beginning of period                                   21,955,284     22,361,438     22,024,806     22,396,845
                                                                       -------------  -------------  -------------  -------------
Retained earnings, end of period                                        $21,788,686    $22,308,062    $21,788,686    $22,308,062
                                                                       =============  =============  =============  =============

(Loss) per common share
  (Loss) from operations                                                      $(.08)         $(.02)         $(.11)         $(.05)
  Cumulative effect of change in accounting for certain
    investments in debt and equity securities                                   -              -              -              .01
                                                                       -------------  -------------  -------------  -------------
       Net (loss) per common share                                            $(.08)         $(.02)         $(.11)         $(.04)
                                                                       =============  =============  =============  =============

Dividends per share                                                            $ -            $ -            $ -            $ -
                                                                       =============  =============  =============  =============

Average common shares outstanding                                         2,136,397      2,136,397      2,136,397      2,136,397
                                                                       =============  =============  =============  =============


See Notes to Consolidated Financial Statements.
                                             -4-



                       J.  W.  MAYS,  INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Six Months Ended
                                                                           January 31,
                                                                 ----------------- ---------------
                                                                      1996             1995
                                                                  -------------    -------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities
  (Loss) from operations                                              $(236,120)       $(110,552)
  Cumulative effect of change in accounting
    for certain investments in debt and equity securities                   -             21,769
                                                                   -------------    -------------
Net (loss)                                                             (236,120)         (88,783)

Adjustments to reconcile net (loss) to
 net cash provided by (used in) operating activities:
  Amortization of premium on marketable debt securities                     346            1,534
  Realized gain on marketable securities                                    -            (11,998)
  Unrealized gain on marketable securities                                  -             14,231
  Depreciation and amortization                                         439,768          417,984
  Amortization of deferred expenses                                     100,995           96,313
  Other assets - deferred expenses                                     (251,943)         (57,971)
               - security deposits                                     (384,889)        (194,904)
               - unbilled receivables                                    88,935         (353,764)
  Deferred income taxes                                                (169,000)        (122,000)

Changes in:
  Receivables                                                          (113,585)         155,939
  Prepaid expenses                                                       72,348           37,482
  Income taxes refundable                                                   -             22,005
  Accounts payable                                                      (46,817)         (72,739)
  Payroll and other accrued liabilities                                  63,343          (94,692)
  Income taxes payable                                                  (12,205)          13,178
  Other taxes payable                                                     4,677            4,745
                                                                   -------------    -------------
     Net cash (used in) operating activities                           (444,147)        (233,440)
                                                                   -------------    -------------

Cash Flows From Investing Activities
  Capital expenditures                                               (1,172,953)        (462,154)
  Marketable securities - other investments:
    Receipts from sales or maturities                                    50,004        1,797,463
    Payments for purchases                                                 (622)        (415,050)
                                                                   -------------    -------------
      Net cash provided by (used in) investing activities            (1,123,571)         920,259
                                                                   -------------    -------------

Cash Flows From Financing Activities
  Borrowings - securities broker                                        255,904        1,571,070
  Payments   - securities broker                                       (170,325)      (1,910,007)
  Increase (reduction) of mortgage debt - short term                    120,432         (193,978)
                                        - long term                   1,313,382         (196,199)
                                                                   -------------    -------------
      Net cash provided by (used in) financing activities             1,519,393         (729,114)
                                                                   -------------    -------------

Net (decrease) in cash                                                  (48,325)         (42,295)

Cash and cash equivalents at beginning of period                        490,315          602,289
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $441,990         $559,994
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

2. Loss per common share has been computed by dividing the net loss for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing the loss per common share were 2,136,397 in each of the three and six months ended January 31, 1996 and 1995.


3. Marketable Securities - Other Investments:

   Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 requires certain securities to be categorized as either trading, available for sale or held to maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available for sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Held to maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. The cumulative effect as of August 1, 1994 of adopting Statement No. FAS 115 increased net income by $21,769 (net of $10,000 in deferred income taxes), or $.01 per share. The opening balance of shareholders' equity at August 1, 1994 was decreased by $21,769 to reflect the net unrealized holding gains on securities classified as available for sale previously carried at amortized cost or lower of cost or market. For the three months ended January 31, 1996, shareholders' equity was increased by $42,274 (net of $21,000 in deferred income taxes). For the six months ended January 31, 1996, shareholders' equity was increased by $68,530 (net of $35,000 in deferred income taxes). For the three months ended January 31, 1995, shareholders' equity was increasd by $13,805 (net of $3,000 in deferred income taxes). For the six months ended January 31, 1995, shareholders' equity was decreased by $67,362 (net of $36,000 in deferred income taxes).





Marketable Securities - Other Investments  (continued)

  As of January 31, 1996, the Company's marketable securities were classified as follows:

                                                                          Gross           Gross
                                                                       Unrealized      Unrealized        Fair
                                                           Cost           Gains          Losses          Value
                                                     -------------  -------------   -------------  -------------
  Current
  Available for sale
    Equity securities                                   $2,481,936       $145,540            $-       $2,627,476
    Certificate of deposit                                  26,426            -               -           26,426
                                                      -------------  -------------   -------------  -------------
         Total                                           2,508,362        145,540             -        2,653,902

  Held to maturity
    Corporate debt securities
      due within one year                                  265,949          1,348             -          267,297
                                                      -------------  -------------   -------------  -------------
         Total current                                  $2,774,311       $146,888            $-       $2,921,199
                                                      =============  =============   =============  =============

  Noncurrent
  Held to maturity
    Corporate debt securities                               97,726          7,582             -          105,308
                                                      -------------  -------------   -------------  -------------
         Total noncurrent                                  $97,726         $7,582            $-         $105,308
                                                      =============  =============   =============  =============


  Investment income consists of the following:

                                                          Three Months Ended             Six Months Ended
                                                               January 31,                 January 31,
                                                    ------------------------------ ------------------------------
                                                           1996           1995            1996           1995
                                                         _________      _________       _________      _________
    Interest income                                        $10,214        $45,744         $20,619        $97,256
    Dividend income                                         54,643         54,421         104,547        112,295
    Gain on sale of marketable securities                      -           11,998             -           11,998
                                                      -------------  -------------   -------------  -------------
       Total                                               $64,857       $112,163        $125,166       $221,549
                                                      =============  =============   =============  =============




















4. Long-Term Debt:


                                                                             January 31, 1996                 July 31, 1995
                                                                      ------------------------------  ------------------------------
                                                  Current
                                                  Annual    Final             Due            Due              Due            Due
                                                 Interest  Payment          Within          After           Within          After
                                                   Rate      Date          One Year       One Year         One Year       One Year
                                                  -------  --------    -------------  -------------    -------------  -------------

Term - loan payable to bank                  (a) Variable    8/01/00        $104,167     $1,145,833             $-             $-
Mortgages:
  Jowein Building, Brooklyn, N.Y.            (b)       10%   3/31/98          56,222        892,719           53,513        921,524
  Fishkill, New York Property                (c)        9%  11/01/99         103,888      2,616,971           99,333      2,670,079
  Circleville, Ohio Property                 (d)        7%   9/30/02         253,755      2,024,623          245,053      2,153,714
  Other                                             8 1/2%   5/01/01           7,213        205,306            6,914        208,989
                                                                        -------------  -------------    -------------  -------------
    Total                                                                   $525,245     $6,885,452         $404,813     $5,954,306
                                                                        =============  =============    =============  =============


(a)On August 17, 1995 the Company entered into an agreement with a bank wherein the bank approved a $1,500,000 loan facility for the Company to use to fund building construction/renovation costs to accommodate tenants under lease. The overall term of the facility is five years with a one year line of credit, to be taken down as needed. The initial twelve month period is to be on an interest only basis, payable monthly, with the principal balance outstanding to be converted to a four year fully amortizing term loan, payable with monthly payments to be first applied to the payment of interest, and second, to the payment of the principal indebtedness. The interest rate for advances under the line and the term loan will be the bank's prime rate of interest on a floating basis. The leases between the Company and two of its tenants in the Brooklyn (Jowein Building) renovated area have been assigned to the bank as collateral for the loan. There is no prepayment penalty for early payoff of the loan. The Company has taken down $1,250,000 as of the date of this report.

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

5.   Long-Term Debt - Other:

     Long-Term debt - other consists of the following:



                                                                   January 31,        July 31,
                                                                      1996             1995
                                                                ---------------  ---------------

Deferred compensation  *                                              $520,000         $520,000
Lease security deposits  **                                            539,833          157,597
                                                                  -------------    -------------
   Total                                                            $1,059,833         $677,597
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

     **Does not include two irrevocable letters of credit totaling
       $110,000 at January 31, 1996 and three irrevocable letters of credit totaling $410,000 at July 31, 1995, provided by two and three tenants, respectively.



6.   Property and Equipment - Net:



                                                                  January 31,        July 31,
                                                                     1996             1995
                                                                ---------------  ---------------
Property  and  equipment - at cost:
  Buildings and improvements                                       $31,627,054      $30,867,736
  Improvements  to  leased  property                                 8,989,411        8,215,035
  Fixtures and equipment                                               486,597          483,208
  Land                                                               4,008,835        4,008,835
  Other                                                                171,183          167,223
  Construction in progress                                                 -            384,133
                                                                  -------------    -------------
                                                                    45,283,080       44,126,170
  Less accumulated depreciation and amortization                    19,263,960       18,840,235
                                                                  -------------    -------------
    Property and equipment - net                                   $26,019,120      $25,285,935
                                                                  =============    =============



7.   Income Taxes:

     Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109").


8.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at January 31, 1996 in the amount of $1,310,679, secured by the Company's marketable securities, accrues interest, which at January 31, 1996, was at the annual rate of 7.75%.


9.   Unbilled Receivables:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.


10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $35,000 and $70,000 as contributions to the Plan for the three and six months ended January 31, 1996, respectively, and $36,000 and $70,000 as contributions to the Plan for the three and six months ended January 31, 1995, respectively.



11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of six months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                          Six Months Ended
                                                              January 31,
                                                  ------------------------------
                                                          1996           1995
                                                  ------------------------------

Interest paid                                           $341,827       $349,107
Income taxes paid                                        $70,205        $22,817


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

     The Company derives rental income from twenty-five tenants, of which two tenants each accounted for more than 10% of rental income during the quarter ended January 31, 1996. The City of New York is one of the two tenants and the other tenant is 510 Fulton Street Realty Associates, the owners of which are long established in business.

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

     The lease with IBM, a former tenant in the Fishkill, New York property, expired on March 31, 1994. The IBM lease previously accounted for approximately 8% of the annual rental income of the Company. On August 31, 1995, the Company leased to the U.S. Post Office 25,000 square feet of the 100,000 square feet of space vacated by IBM. Occupancy commenced in December 1995.

     Jamesway Corporation, which occupied retail space in the Fishkill, New York property, filed for Chapter 11 bankruptcy protection from creditors on July 19, 1993. Jamesway emerged from bankruptcy on January 28, 1995. Jamesway, which was expected to account for approximately 5.2% of the annual rental income of the Company for the fiscal year ending July 31, 1996, and whose lease extended to January 31, 2005, filed for chapter 11 bankruptcy protection from creditors again on October 18, 1995. Jamesway, with the authority from the bankruptcy court, conducted a Going Out Of Business Sale at all of its stores and closed the Fishkill store during January, 1996. Jamesway rejected its lease in the Fishkill location with the approval of the United States Bankruptcy Court, effective February 29, 1996.

     The Company intends to file a Proof of Claim with the United States Bankruptcy Court, Southern District of New York in the amount of $853,478 for damages arising from the rejection of the lease. The Company has made no provision in its financial statements for post-petition damages in the amount of $821,507 relating to the lease rejection. Negotiations have been in progress to lease approximately 70,000 square feet of the 90,200 square feet occupied by Jamesway.

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

                               J. W. MAYS, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended January 31, 1996 Compared to the Three Months Ended January 31, 1995:

Operations for the three months ended January 31, 1996 resulted in an after tax net loss of $166,598, or $.08 per share, after the write off of a bad debt amounting to $424,011 relating to the rejection by a tenant of its lease, discussed below. There was no comparable item in the 1995 three month period. The comparable 1995 quarter resulted in an after tax net loss of $53,376, or $.02 per share.

Rental income in the current three months increased to $2,468,181 from $2,109,155 in the comparable 1995 three months, principally due to the addition of three new tenants.

Real estate operating expenses increased to $1,506,188 from $1,402,653 in the 1995 period principally due to increased maintenance and fuel costs.

Adminintrative and general expenses increased to $891,624 from $500,996 principally due to the write off of the bad debt of $424,011 discussed below, offset in part by decreased insurance and legal and professional costs.

The Company reports scheduled rental income recognized on a straight-line basis rather than rental income as it becomes receivable according to the provisions of the lease, in compliance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The excess of the scheduled rental income of Jamesway recognized on a straight line basis over rental income reported through January 31, 1996, amounts to $424,011 and such amount has been written off and classified as a bad debt.

Depreciation and amortization expense in the current three months increased to $222,684 from $209,555 in the three months ended January 31, 1995 because of additional improvements to property.

Interest expense exceeded investment income by $108,283 in the current quarter and by $56,327 in the comparable 1995 quarter, principally due to the increased interest on the broker loan discussed in Note 8 and the loan facility discussed in Note 4 (a) to Consolidated Financial
Statements.

Six Months Ended January 31, 1996 Compared to the Six Months Ended January 31, 1995

Operations for the six months ended January 31, 1996 resulted in an after tax net loss of $236,120, or $.11 per share, after the write off of a bad debt amounting to $424,011 relating to the rejection by a tenant of its lease, discussed above. There was no comparable item in the 1995 six month period. Operations for the comparable 1995 six month period resulted in an after tax net loss of $110,552, or $.05 per share.

The overall net loss in the 1996 six month period amounted to $236,120, or $.11 per share, after the write off of the bad debt discussed above. The overall net loss for the 1995 six month period amounted to $88,783, or $.04 per share, after the cumulative effect (an increase of income) of a change in accounting for certain investments in debt and equity securities, in the amount of $21,769, or $.01 per share. There was no comparable item in the 1996 six month period.

Rental income in the current six months increased to $4,494,435 from $4,179,904 in the 1995 six month period principally due to the addition of three new tenants.

Real estate operating expenses increased to $2,778,806 from $2,757,216 in the 1995 comparable period principally due to increased maintenance and fuel costs, offset in part, by an allowed credit for utility costs and a decrease in real estate taxes in the 1996 six month period.

Administrative and general expenses increased to $1,407,904 from $1,022,200 principally due to the bad debt write off of $424,011, discussed above, offset in part by decreased insurance and legal and professional costs.

Depreciation and amortization expense in the current six months increased to $439,768 from $417,984 in the six months ended January 31, 1995 because of additional improvements to property.

Interest expense exceeded interest income in the amount of $215,077 in the current six month period and by $121,056 in the six months ended January 31, 1995 principally due to the increased interest on the broker loan discussed in Note 8 and the loan facility discussed in Note 4 (a) to Consolidated Financial Statements.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

The leasing of 50,000 square feet of space in the Jowein Building located in the Fulton Mall in downtown Brooklyn, New York to two chain store tenants for retail space and the leasing of 25,000 square feet to the U.
S. Post Office in Fishkill, New York will provide additional working captial for the Company. The terms of the Brooklyn leases commenced in November, 1995 and the Fishkill lease in December, 1995.

On August 17, 1995, the Company entered into an agreement with a bank wherein the bank approved a $1,500,000 loan facility for the Company to use to fund building construction/renovation costs to accommodate tenants under the lease. The Company has taken down $1,250,000 as of the date of this report (see Note 4 (a) to Consolidated Financial Statements).

The Company had working capital of $2,342,254, with a ratio of current
assets to current liabilities of     2 to 1 at January 31, 1996.

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

     (15) Letter re unaudited interim financial information.      N/A

     (18) Letter re change in accounting principles.              N/A

     (19) Report furnished to security holders.                   N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                    N/A

     (24) Power of attorney.                                      N/A

     (27) Financial data schedule.                                N/A

     (99) Additional exhibits.                                    N/A

   (b) Reports on Form 8-K - A report on Form 8-K was filed by the Registrant during the quarter for which this report on Form 10-Q is being filed.

         Item reported - Change in Registrant's certifying accountants.

         Financial Statements filed    -    None
         Date of Report filed          -    January 11, 1996

         A report on Form 8-K/A, an amendment to the above report on Form 8-K, was filed by the Registrant on February 6, 1996.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     March 8, 1996                        Lloyd J. Shulman
                                        -----------------------------
                                        Lloyd J. Shulman, Co-Chairman




Date     March 8, 1996                         Alex Slobodin
                                     -----------------------------------
                                     Alex Slobodin, Exec. Vice-President
                                        (Principal Financial Officer)