Form 10-Q
period 1996-04-30
MAYS J W INC
filed 1996-06-11
CIK 54187

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549


[  X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 1996

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

        Class                                Outstanding at June 11, 1996
Common Stock,  $1 par value                       2,136,397 shares

                                             This report contains 16 pages.

                            J. W. MAYS,  INC.

                                  INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Operations
            and Retained Earnings                             4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 12

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             13 - 14


Part II  -  Other Information                                 15

                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET

                                                                    April 30,        July 31,
                             ASSETS                                   1996             1995
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - net (Notes 4 and 6)                        $26,004,182      $25,285,935
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             363,341          490,315
  Marketable securities - other investments (Notes 3 and 8)           2,738,805        2,799,712
  Receivables                                                           227,839          244,992
  Deferred income taxes                                                  55,400           27,000
  Prepaid expenses                                                      725,385        1,121,694
                                                                   -------------    -------------
       Total current assets                                           4,110,770        4,683,713
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,559,845        2,329,140
  Less accumulated amortization                                       1,062,260          913,311
                                                                   -------------    -------------
       Net                                                            1,497,585        1,415,829
  Security deposits                                                     877,088          458,641
  Unbilled receivables (Note 9)                                       4,060,487        4,026,435
  Receivables                                                           156,016          109,687
  Marketable securities - other investments (Notes 3 and 8)              97,889          164,063
  Deferred income taxes                                                 128,900              -
                                                                   -------------    -------------
       Total other assets                                             6,817,965        6,174,655
                                                                   -------------    -------------

        TOTAL ASSETS                                                $36,932,917      $36,144,303
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------
Long-Term Debt:
  Mortgages payable (Note 4)                                         $6,672,086       $5,954,306
  Other (Note 5)                                                      1,095,413          677,597
                                                                   -------------    -------------
       Total long-term debt                                           7,767,499        6,631,903
                                                                   -------------    -------------

Deferred Income Taxes                                                       -             14,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 8)                                 841,800        1,225,100
  Accounts payable                                                       30,966           64,744
  Payroll and other accrued liabilities                                 579,510          487,956
  Income taxes payable                                                   13,490           18,588
  Other taxes payable                                                     2,923            4,081
  Current portion of long-term debt - mortgages payable (Note 4)        636,432          404,813
                                                                   -------------    -------------
       Total current liabilities                                      2,105,121        2,205,282
                                                                   -------------    -------------

       Total liabilities                                              9,872,620        8,851,185
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities (Note 3)              27,176           28,010
  Retained earnings                                                  21,792,819       22,024,806
                                                                   -------------    -------------
                                                                     27,344,537       27,577,358
  Less common stock held in treasury, at cost - 41,900
    shares at April 30, 1996 and July 31, 1995                          284,240          284,240
                                                                   -------------    -------------
       Total shareholders' equity                                    27,060,297       27,293,118
                                                                   -------------    -------------

Commitments and Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $36,932,917      $36,144,303
                                                                   =============    =============


See Notes to Consolidated Financial Statements.
                                                              - 3-



                           J.W. MAYS, INC.

     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS


                                                                           Three Months Ended            Nine Months Ended
                                                                                April 30,                     April 30,
                                                                      -------------- -------------- -------------- ---------------
                                                                            1996           1995           1996           1995
                                                                       -------------  -------------  -------------  -------------
                                                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Revenues
  Rental income                                                          $2,429,902     $2,096,545     $6,924,337     $6,276,449
                                                                       -------------  -------------  -------------  -------------

Expenses
  Real estate operating expenses                                          1,510,799      1,446,161      4,289,605      4,203,377
  Administrative and general expenses                                       549,219        513,820      1,957,123      1,536,020
  Depreciation and amortization                                             224,384        211,903        664,152        629,887
                                                                       -------------  -------------  -------------  -------------
       Total expenses                                                     2,284,402      2,171,884      6,910,880      6,369,284
                                                                       -------------  -------------  -------------  -------------
Income (loss) from operations before investment income,
  interest expense and income taxes                                         145,500        (75,339)        13,457        (92,835)
                                                                       -------------  -------------  -------------  -------------
Investment income and interest expense
  Investment income                                                          61,392         72,961        186,558        294,510
  Interest expense                                                         (171,359)      (148,378)      (511,602)      (490,983)
                                                                       -------------  -------------  -------------  -------------
                                                                           (109,967)       (75,417)      (325,044)      (196,473)
                                                                       -------------  -------------  -------------  -------------

Income (loss) from operations before income taxes                            35,533       (150,756)      (311,587)      (289,308)
Income taxes (benefit)                                                       31,400        (40,000)       (79,600)       (68,000)
                                                                       -------------  -------------  -------------  -------------
Income (loss) from operations before cumulative effect of change in
  accounting for certain investments in debt and equity securities            4,133       (110,756)      (231,987)      (221,308)
Cumulative effect of change in accounting for certain
  investments in debt and equity securities                                     -              -              -           21,769
                                                                       -------------  -------------  -------------  -------------
Net income (loss)                                                             4,133       (110,756)      (231,987)      (199,539)
Retained earnings, beginning of period                                   21,788,686     22,308,062     22,024,806     22,396,845
                                                                       -------------  -------------  -------------  -------------
Retained earnings, end of period                                        $21,792,819    $22,197,306    $21,792,819    $22,197,306
                                                                       =============  =============  =============  =============

Income (loss) per common share
  Income (loss) from operations                                                $-            $(.05)         $(.11)         $(.10)
  Cumulative effect of change in accounting for certain
    investments in debt and equity securities                                   -              -              -              .01
                                                                       -------------  -------------  -------------  -------------
       Net income (loss) per common share                                      $-            $(.05)         $(.11)         $(.09)
                                                                       =============  =============  =============  =============

Dividends per share                                                            $-             $-             $-             $-
                                                                       =============  =============  =============  =============

Average common shares outstanding                                         2,136,397      2,136,397      2,136,397      2,136,397
                                                                       =============  =============  =============  =============


See Notes to Consolidated Financial Statements.


                                                -4-

                       J.  W.  MAYS,  INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Nine Months Ended
                                                                              April 30,
                                                                 ----------------- ---------------
                                                                        1996             1995
                                                                    -------------    -------------
                                                                     (Unaudited)      (Unaudited)

Cash Flows From Operating Activities
  (Loss) from operations                                              $(231,987)       $(221,308)
  Cumulative effect of change in accounting
    for certain investments in debt and equity securities                   -             21,769
                                                                   -------------    -------------
Net (loss)                                                             (231,987)        (199,539)

Adjustments to reconcile net (loss) to
 net cash provided by (used in) operating activities:
  Amortization of premium on marketable debt securities                     530            1,962
  Realized (loss) on marketable securities                                  -            (11,998)
  Unrealized (loss) on marketable securities                                -            (23,270)
  Depreciation and amortization                                         664,152          629,887
  Amortization of deferred expenses                                     185,656          157,044
  Other assets - deferred expenses                                     (267,412)         (79,946)
               - security deposits                                     (418,447)        (191,802)
               - unbilled receivables                                   (34,052)        (522,465)
  Deferred income taxes                                                (170,800)        (159,000)

Changes in:
  Receivables                                                           (29,176)         250,117
  Prepaid expenses                                                      396,309          410,283
  Income taxes refundable                                                   -             22,005
  Accounts payable                                                      (33,778)         (69,397)
  Payroll and other accrued liabilities                                  91,554          (46,331)
  Income taxes payable                                                   (5,098)          18,442
  Other taxes payable                                                    (1,158)          (1,066)
                                                                   -------------    -------------
     Net cash provided by operating activities                          146,293          184,926
                                                                   -------------    -------------

Cash Flows From Investing Activities
  Capital expenditures                                               (1,382,399)        (752,301)
  Marketable securities - other investments:
    Receipts from sales or maturities                                   326,132        1,997,463
    Payments for purchases                                             (200,915)        (415,368)
                                                                   -------------    -------------
      Net cash provided by (used in) investing activities            (1,257,182)         829,794
                                                                   -------------    -------------

Cash Flows From Financing Activities
  Borrowings - securities broker                                        477,080        1,583,883
  Payments   - securities broker                                       (860,380)      (2,183,932)
  Increase (reduction) of mortgage debt - short term                    231,619          749,157
                                        - long term                   1,135,596       (1,238,395)
                                                                   -------------    -------------
      Net cash provided by (used in) financing activities               983,915       (1,089,287)
                                                                   -------------    -------------

Net (decrease) in cash                                                 (126,974)         (74,567)

Cash and cash equivalents at beginning of period                        490,315          602,289
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $363,341         $527,722
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

2. Income (loss) per common share has been computed by dividing the net income (loss) for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing the income
   (loss) per common share were 2,136,397 in each of the three and nine months ended April 30, 1996 and 1995.


3. Marketable Securities - Other Investments:

   Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 requires certain securities to be categorized as either trading, available for sale or held to maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available for sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Held to maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. The cumulative effect as of August 1, 1994 of adopting Statement No. FAS 115 increased net income by $21,769 (net of $10,000 in deferred income taxes), or $.01 per share. The opening balance of shareholders' equity at August 1, 1994 was decreased by $21,769 to reflect the net unrealized holding gains on securities classified as available for sale previously carried at amortized cost or lower of cost or market. For the three months ended April 30, 1996, shareholders' equity was decreased by $69,364 (net of $35,500 in deferred income taxes). For the nine months ended April 30, 1996, shareholders' equity was decreased by $834 (net of $500 in deferred income taxes). For the three months ended April 30, 1995, shareholders' equity was increased by $72,525 (net of $37,500 in deferred income taxes). For the nine months ended April 30, 1995, shareholders' equity was increased by $5,163 (net of $1,500 in deferred income taxes).



Marketable Securities - Other Investments  (continued)

  As of April 30, 1996, the Company's marketable securities were classified as follows:

                                                                        Gross           Gross
                                                                     Unrealized      Unrealized        Fair
                                                         Cost           Gains          Losses          Value
                                                     -------------  -------------   -------------  -------------
  Current
<S
  Available for sale
    Equity securities                                   $2,605,808        $40,676            $-       $2,646,484
    Certificate of deposit                                  26,719            -               -           26,719
                                                      -------------  -------------   -------------  -------------
         Total                                           2,632,527         40,676             -        2,673,203

  Held to maturity
    Corporate debt securities
      due within one year                                   65,602            238             -           65,840
                                                      -------------  -------------   -------------  -------------
         Total current                                  $2,698,129        $40,914            $-       $2,739,043
                                                      =============  =============   =============  =============

  Noncurrent
  Held to maturity
    Corporate debt securities                               97,889          4,267             -          102,156
                                                      -------------  -------------   -------------  -------------
         Total noncurrent                                  $97,889         $4,267            $-         $102,156
                                                      =============  =============   =============  =============


  Investment income consists of the following:

                                                           Three Months Ended            Nine Months Ended
                                                               April 30,                     April 30,
                                                    ------------------------------ ------------------------------
                                                            1996           1995            1996           1995
                                                         _________      _________       _________      _________
    Interest income                                         $7,914        $18,049         $28,533       $115,305
    Dividend income                                         53,112         54,912         157,659        167,207
    Gain on sale of marketable securities                      366            -               366         11,998
                                                      -------------  -------------   -------------  -------------
       Total                                               $61,392        $72,961        $186,558       $294,510
                                                      =============  =============   =============  =============




















4. Long-Term Debt:


                                                                              April 30, 1996                   July 31, 1995
                                                                      ------------------------------  ------------------------------
                                                  Current
                                                  Annual     Final           Due            Due              Due            Due
                                                 Interest   Payment        Within          After           Within          After
                                                   Rate       Date        One Year       One Year         One Year       One Year
                                                  -------  --------    -------------  -------------    -------------  -------------

Term - loan payable to bank                  (a) Variable    8/01/00        $182,292     $1,067,708             $-             $-
Mortgages:
  Jowein Building, Brooklyn, N.Y.            (b)  7 3/8%     3/31/98          82,308        853,094           53,513        921,524
  Fishkill, New York Property                (c)      9%    11/01/99         106,243      2,589,511           99,333      2,670,079
  Circleville, Ohio Property                 (d)      7%     9/30/02         258,222      1,958,368          245,053      2,153,714
  Other                                            8 1/2%    5/01/01           7,367        203,405            6,914        208,989
                                                                        -------------  -------------    -------------  -------------
                                                                            $636,432     $6,672,086         $404,813     $5,954,306
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

(b)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. The mortgage was due to mature on March 31, 1996. On September 6, 1995, the maturity date of the mortgage was extended to March 31, 1998. The interest rate of 10% continued until March 31, 1996 and from April 1, 1996 the interest rate was established at the bank's prevailing rate as at March 31, 1996 which was 7.375%. During the renewal period there will be no change in the constant quarterly payments of interest and principal in the amount of $37,263.

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

5.   Long-Term Debt - Other:

     Long-Term debt - other consists of the following:



                                                                     April 30,        July 31,
                                                                       1996             1995
                                                                ---------------  ---------------

Deferred compensation  *                                              $520,000         $520,000
Lease security deposits  **                                            575,413          157,597
                                                                  -------------    -------------
                                                                    $1,095,413         $677,597
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

     **Does not include two irrevocable letters of credit totaling
       $110,000 at April 30, 1996 and three irrevocable letters of credit totaling $410,000 at July 31, 1995, provided by two and three tenants, respectively.

6.   Property and Equipment - Net:


                                                                    April 30,         July 31,
                                                                       1996             1995
                                                                ---------------  ---------------
Property  and  equipment - at cost:
  Buildings and improvements                                       $31,713,020      $30,867,736
  Improvements  to  leased  property                                 9,107,076        8,215,035
  Fixtures and equipment                                               492,413          483,208
  Land                                                               4,008,835        4,008,835
  Other                                                                171,182          167,223
  Construction in progress                                                 -            384,133
                                                                  -------------    -------------
                                                                    45,492,526       44,126,170
  Less accumulated depreciation and amortization                    19,488,344       18,840,235
                                                                  -------------    -------------
                                                                   $26,004,182      $25,285,935
                                                                  =============    =============

7.   Income Taxes:

     Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109").

8.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at April 30, 1996 in the amount of $841,800, secured by the Company's marketable securities, accrues interest, which at April 30, 1996, was at the annual rate of 7.5%.


9.   Unbilled Receivables:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.


10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $35,000 and $105,000 as contributions to the Plan for the three and nine months ended April 30, 1996, respectively, and $35,000 and $105,000 as contributions to the Plan for the three and nine months ended April 30, 1995, respectively.



11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                           Nine Months Ended
                                                               April 30,
                                                      --------------------------
                                                           1996           1995
                                                      --------------------------

Interest paid                                           $517,204       $498,526
Income taxes paid                                        $96,298        $52,053


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

     The Company derives rental income from twenty-five tenants, of which two tenants each accounted for more than 10% of rental income during the nine months ended April 30, 1996. The City of New York is one of the two tenants and the other tenant is 510 Fulton Street Realty Associates, the owners of which are long established in business.

     McCrory Stores Corporation ("McCrory"), a former tenant of the Company, which leased space in the Fulton Mall in downtown Brooklyn, New York, filed for Chapter 11 bankruptcy protection from creditors on February 26, 1992. The United States Bankruptcy Court authorized McCrory to reject its lease agreement with the Company, as amended, effective January 31, 1994. The Company has filed a Proof of Claim with the United States Bankruptcy Court, Southern District of New York in the total amount of $7,753,732 which amount includes $7,667,082 for damages arising from the rejection of the lease and $86,650 for pre-petition rental obligations. The Company has not included this claim in its financial statements due to the uncertainty of the ultimate court determined amount. McCrory has not as yet filed a Plan of Reorganization with the Bankruptcy Court. The Company has leased 58,000 square feet of the 99,000 square feet of space surrendered by McCrory.

     The lease with IBM, a former tenant in the Fishkill, New York property, expired on March 31, 1994. The IBM lease previously accounted for approximately 8% of the annual rental income of the Company. On August 31, 1995, the Company leased to the U.S. Post Office 25,000 square feet of the 100,000 square feet of space vacated by IBM. Occupancy commenced in December 1995.

     Jamesway Corporation, which occupied retail space in the Fishkill, New York property, filed for Chapter 11 bankruptcy protection from creditors on July 19, 1993. Jamesway emerged from bankruptcy on January 28, 1995. Jamesway, which was expected to account for approximately 5.2% of the annual rental income of the Company for the fiscal year ending July 31, 1996, and whose lease extended to January 31, 2005, filed for Chapter 11 bankruptcy protection from creditors again on October 18, 1995. Jamesway rejected its lease in the Fishkill location with the approval of the United States Bankruptcy Court, effective February 29, 1996, but continued occupancy until March 22, 1996.
     The Company intends to file a Proof of Claim with the United States Bankruptcy Court, Southern District of New York in the amount of $1,036,142 for damages arising from the rejection of the lease. The Company has made no provision in its financial statements for post-petition damages in the amount of $1,004,171 relating to the lease rejection.

14.  Commitments and Contingencies:

     There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's Financial Statements.

15.  Subsequent Event:

     The Company, on June 11, 1996, signed a commitment letter with a bank for a loan in the amount of $4,000,000, the loan to be secured by a first mortgage lien covering the entire leasehold interest of the Company as tenant in a certain ground lease and building in the Jamaica property. The financial statements do not give effect to the commitment letter. The loan proceeds are to be utilized by the Company toward (a) payment in full of the outstanding term loan by the Company in favor of the same bank in the current principal balance of $1,500,000 plus interest, (see Note 4(a) above), and (b) its costs of renovations to portions of the premises in connection with the Company's sublease of a significant portion of the building. The interest rate on the loan is to be a rate equal to the prime rate as published on the last business day prior to the closing of the loan plus 1/4%, fixed at time of closing, for a period of five (5) years and six (6) months, with such rate to change on the first day of the sixty-seventh (67th) month of the term to a rate equal to the then prime rate plus 1/4%, fixed for the balance of the term. The loan is to become due and payable on the first day of the month following the expiration of ten (10) years and six (6) months from the closing date. During the first six (6) months of the term, the Company is to have the option to secure advances against the loan amount with the loan to convert to a ten year term at the expiration of the initial six (6) month period thereof.

     Payments are to be payable, in arrears, on the first day of each and every month during the term calculated (a) during the initial six
     (6) month period of the term, interest only, and (b) during the final ten (10) year period of the term, at the sum of the interest rate plus amortization sufficient to fully liquidate the loan over a fifteen (15) year period. As additional collateral security, the Company will conditionally assign to the bank all leases and rents on the premises, or portions thereof, whether now existing or hereafter consummated. The Company has an option to prepay principal, in whole or in part, plus interest accrued thereon, at any time during the term, upon thirty (30) days prior notice to the bank, without premium or penalty. Other provisions of the commitment letter provide certain restrictions on the incurrence of indebtedness and the sale or transfer of the Company's ground lease interest in the premises.

                         J. W. MAYS, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended April 30, 1996 Compared to the Three Months Ended April 30, 1995:

Operations for the three months ended April 30, 1996 resulted in an after tax net income of $4,133. The comparable 1995 quarter resulted in an after tax net loss of $110,756, or $.05 per share.

Rental income in the current three months increased to $2,429,902 from $2,096,545 in the comparable 1995 three months, principally due to the addition of three new tenants.

Real estate operating expenses increased to $1,510,799 from $1,446,161 in the 1995 period principally due to increased maintenance and fuel costs.

Administrative and general expenses increased to $549,219 from $513,820 in the 1995 period principally due to increased professional costs.

Depreciation and amortization expense in the current three months increased to $224,384 from $211,903 in the three months ended April 30, 1995 because of additional improvements to property.

Interest expense exceeded investment income by $109,967 in the current quarter and by $75,417 in the comparable 1995 quarter, principally due to the increased interest on the broker loan discussed in Note 8 and the loan facility discussed in Note 4 (a) to Consolidated Financial
Statements.

Nine Months Ended April 30, 1996 Compared to the Nine Months Ended April
30, 1995

Loss from operations and the overall net loss for the nine months ended April 30, 1996 amounted to $231,987, or $.11 per share, after the write off of a bad debt amounting to $424,011 relating to the rejection by a tenant of its lease, discussed below. There was no comparable item in the 1995 nine month period. Operations for the comparable 1995 nine month period resulted in an after tax net loss of $221,308, or $.10 per share. The overall net loss for the 1995 nine month period amounted to $199,539, or $.09 per share, after the cumulative effect (an increase of income) of a change in accounting for certain investments in debt and equity securities, in the amount of $21,769, or $.01 per share. There was no comparable item in the 1996 nine month period.

Rental income in the current nine months increased to $6,924,337 from $6,276,449 in the 1995 nine month period principally due to the addition of three new tenants.

Real estate operating expenses increased to $4,289,605 from $4,203,377 in the 1995 comparable period principally due to increased maintenance and fuel costs, offset in part, by an allowed credit for utility costs and a decrease in real estate taxes in the 1996 nine month period.

Administrative and general expenses increased to $1,957,123 from $1,536,020 principally due to the bad debt write off of $424,011, discussed above.

The Company reports scheduled rental income recognized on a straight-line basis rather than rental income as it becomes receivable according to the provisions of the lease, in compliance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The excess of the scheduled rental income of Jamesway recognized on a straight line basis over rental income amounts to $424,011 and such amount has been written off and classified as a bad debt.

Depreciation and amortization expense in the current nine months increased to $664,152 from $629,887 in the nine months ended April 30, 1995 because of additional improvements to property.

Interest expense exceeded interest income in the amount of $325,044 in the current nine month period and by $196,473 in the nine months ended April 30, 1995 principally due to the increased interest on the broker loan discussed in Note 8 and the loan facility discussed in Note 4 (a) to Consolidated Financial Statements.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

The leasing of 58,000 square feet of space in the Jowein Building located in the Fulton Mall in downtown Brooklyn, New York to three chain store tenants for retail space and one non-retail tenant, and the leasing of 25,000 square feet to the U. S. Post Office in Fishkill, New York will provide additional working capital for the Company. The terms of the Brooklyn leases commenced in November, 1995 and the Fishkill lease in December, 1995.

On August 17, 1995, the Company entered into an agreement with a bank wherein the bank approved a $1,500,000 loan facility for the Company to use to fund building construction/renovation costs to accommodate tenants under the lease. The Company has taken down $1,250,000 as of the date of this report (see Note 4 (a) to Consolidated Financial Statements).

The Company had working capital of $2,005,649, with a ratio of current
assets to current liabilities of     2 to 1 at April 30, 1996.

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

     (15) Letter re unaudited interim financial information.      N/A

     (18) Letter re change in accounting principles.              N/A

     (19) Report furnished to security holders.                   N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                    N/A

     (24) Power of attorney.                                      N/A

     (27) Financial data schedule.                                N/A

     (99) Additional exhibits.                                    N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Registrant during the three months ended April 30, 1996.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     June 11, 1996                              Lloyd J. Shulman

                                        Lloyd J. Shulman, Co-Chairman




Date     June 11, 1996                                   Alex Slobodin

                                     Alex Slobodin, Exec. Vice-President
                                        (Principal Financial Officer)