Form 10-K
period 1996-07-31
MAYS J W INC
filed 1996-10-24
CIK 54187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: July 31, 1996

                                       OR

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____________to
                         Commission file number: 1-3647


                                J. W. MAYS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                        11-1059070
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


   9 Bond Street, Brooklyn, New York                       11201-5805
----------------------------------------                   -----------
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (718) 624-7400

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED

          None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $1 per share
                      ------------------------------------
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO. .

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X] NO DELINQUENT FILERS.

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $11,317,922 AS OF SEPTEMBER 27, 1996 BASED UPON THE CLOSING PRICE ON THE NASDAQ NATIONAL MARKET SYSTEM REPORTED FOR SUCH DATE. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF SEPTEMBER 27, 1996 WAS 2,136,397.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                        Part of Form 10-K
                                                      in which the Document
       Document                                          is incorporated
       --------                                          ---------------
Annual Report to Shareholders for
Fiscal Year Ended July 31, 1996                          Parts I and II
Definitive Proxy Statement for
the 1996 Annual Meeting of Shareholders                     Part III


================================================================================


                                J. W. MAYS, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1996

                                TABLE OF CONTENTS

                                                                                              PAGE
PART I                                                                                        ----
     Item  1. Business ....................................................................    3
     Item  2. Properties ..................................................................    3
     Item  3. Legal Proceedings ...........................................................    4
     Item  4. Submission of Matters to a Vote of Security Holders .........................    5
     Executive Officers of the Registrant .................................................    5

PART II

     Item  5. Market for Registrant's Common Stock and Related Shareholder Matters ........    5
     Item  6. Selected Financial Data .....................................................    5
     Item  7. Management's Discussion and Analysis of Financial Condition and Results of
                Operations ................................................................    5
     Item  8. Financial Statements and Supplementary Data .................................    5
     Item  9. Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure ................................................................    6

PART III

     Item 10.  Directors and Executive Officers of the Registrant .........................    6
     Item 11.  Executive Compensation .....................................................    6
     Item 12.  Security Ownership of Certain Beneficial Owners and Management .............    6
     Item 13.  Certain Relationships and Related Transactions .............................    6

PART IV

       Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........    6


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

     The Company discontinued its department store business which operated under the name of "MAYS," in the year ended July 31, 1989, and has continued the leasing of real estate. The Company has no foreign operations.

     The Company employs approximately 30 employees and has a contract with a union covering rates of pay, hours of employment and other conditions of employment for approximately 20% of its employees. The Company considers that its labor relations with its employees and union are good.

ITEM 2. PROPERTIES.

     The table below sets forth certain information as to each of the properties currently operated by the Company:


                                                                                   Approximate
          Location                                   Owned or leased(1)            Square Feet
          --------                                   ------------------            -----------
  Brooklyn, New York
   Fulton Street at Bond Street .................           (2)                    380,000(5)

  Jamaica, New York
   Jamaica Avenue at 169th Street ............... Own Building, Lease Fee          297,000(6)

  Fishkill, New York
   Route 9 at Interstate Highway 84 .............           (3)                    211,000(7)
                                                                                  (located on
                                                                                  14.9 acres)
  Brooklyn, New York
   Jowein Building
   Fulton Street and Elm Place ..................           (4)                    430,000(8)

  Levittown, New York
   Hempstead Turnpike ...........................           (3)                     85,800(9)

  Massapequa, New York
   Sunrise Highway ..............................          (10)                    133,400(10)

  Circleville, Ohio
   Tarlton Road .................................           (3)                    193,350(11)
                                                                                   (located on
                                                                                    11.6 acres)

-------------------

(1) Properties leased are under long-term leases for varying periods, the longest of which extends to 2013, and in most instances renewal options are included. Reference is made to Note 6 to the Consolidated Financial Statements contained in the 1996 Annual Report to Shareholders, incorporated herein by reference. The properties indicated as owned which are held subject to mortgage are the Jowein building, the Fishkill property, the Ohio property and a small part of the Company's former Brooklyn store.

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

 (7) Approximately 25,000 square feet are leased to one tenant for offices and 186,000 square feet of the building are available for lease.

 (8) All of the building, except for 149,000 square feet, has been leased for retail and offices. The 149,000 square feet are available for lease.

 (9) Leased to one tenant for retail.

(10) Leased by the Company and sub-leased to two tenants for a bank and a gasoline service station.

(11) Leased to one tenant for use as a distribution facility.

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

     See Note 11 to the Consolidated Financial Statements of the 1996 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning those tenants the rental income from which equals 10% or more of the Company's rental income.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each Executive Officer of the Registrant (each of whom is elected annually) whose present term of office will expire upon the election and qualification of his successor:


                                                                               First Became
                                            Business Experience During         Such Officer
            Name                      Age     the Past Five Years               or Director
            ----                      ---   --------------------------         ------------
Max L. Shulman ...................    87    Chairman of the Board           June, 1963
                                            Co-Chairman of the Board        June, 1995
                                            Director                        January, 1946

Lloyd J. Shulman .................    54    President                       November, 1978
                                            Co-Chairman of the Board and
                                             President                      June, 1995
                                            Director                        November, 1977

Alex Slobodin ....................    81    Executive Vice President        November, 1965
                                            Treasurer                       September, 1955
                                            Director                        November, 1963

Ward N. Lyke, Jr. ................    45    Vice President                  February, 1984

George Silva .....................    46    Vice President                  March, 1995

Salvatore Cappuzzo ...............    37    Secretary                       November, 1981


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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The information appearing under the heading "Common Stock Prices and Dividends" on page 20 of the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information appearing under the heading "Summary of Selected Financial Data" on page 2 of the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 and 19 of the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Financial Statements, together with the reports of D'Arcangelo & Co., LLP and of Lipsky, Goodkin & Co., P.C., Independent Public Accountants, dated October 11, 1996 and October 12, 1995, respectively, appearing on pages 4 through 16 of the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, 7 and 8 hereof, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by that part of this item relating to Changes in Registrant's Certifying Accountants appears in the Registrant's Form 8-K dated January 11, 1996, amended February 6, 1996 by Form 8-K/A, and such information is incorporated herein by reference.

     Response to that part of this item relating to Disagreements with Accountants and Financial Disclosures--None, as it applies to both the former and present accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and such information is incorporated herein by reference.

     The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the heading "Executive Compensation and Related Matters" in the Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item appears under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Information Concerning Nominees for Election as Directors" in the Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item appears under the heading "Executive Compensation and Related Matters" in the Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          1. (i) The Consolidated Financial Statements and report of D'Arcangelo & Co., LLP, Independent Public Accountants, dated October 11, 1996, set forth on pages 4 through 16 of the Registrant's 1996 Annual Report to Shareholders.

               (ii) The report of Lipsky, Goodkin & Co., P.C. Independent Public Accountants, dated October 12, 1995, (except with respect to the matter discussed in Note 16(b), as to which the date is October 20, 1995), set forth on page 16 of the Registrant's 1995 Annual Report to Shareholders.

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

               (3)  Articles of incorporation and by-laws:

                    (i) Certificate of Incorporation, as amended, incorporated by reference to Registrant's Form 8-K dated December 3, 1973.

                    (ii) By-laws, as amended June 1, 1995, incorporated by
                         reference to Registrant's Form 10-K dated October 23, 1995.

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

               (13) Annual report to security holders.

               (16) Letter re change in certifying accountant--the information required by this item appears in the Registrant's Form 8-K dated January 11, 1996, amended February 6, 1996 by Form 8-K/A, and such information is incorporated herein by reference.

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

               (99) Additional exhibits--none.

          (b) Reports on Form 8-K -- No reports on Form 8-K were required to be filed by the Registrant during the three months ended July 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                        J. W. MAYS, INC.
                                               --------------------------------
                                                          (REGISTRANT)


    October 21, 1996                       By:           LLOYD J. SHULMAN
                                               --------------------------------
                                                        Lloyd J. Shulman
                                                    Co-Chairman of the Board
                                                   Principal Executive Officer
                                                            President
                                                   Principal Operating Officer


    October 21, 1996                       By:             ALEX SLOBODIN
                                               --------------------------------
                                                          Alex Slobodin
                                                    Executive Vice President
                                                          and Treasurer
                                                   Principal Financial Officer


    October 21, 1996                       By:           MARK GREENBLATT
                                               --------------------------------
                                                         Mark Greenblatt
                                                           Controller

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

       Signature                             Title                                  Date
       ---------                             -----                                  ----
   MAX L. SHULMAN                  Co-Chairman of the Board                    October 21, 1996
-----------------------------        and Director
   Max L. Shulman


  LLOYD J. SHULMAN                 Co-Chairman of the Board,                   October 21, 1996
-----------------------------       Chief Executive Officer,
  Lloyd J. Shulman                  President, Chief Operating Officer
                                    and Director


    ALEX SLOBODIN                  Executive Vice President,                   October 21, 1996
-----------------------------       Treasurer and Director
    Alex Slobodin

   FRANK J. ANGELL                 Director                                    October 21, 1996
-----------------------------
   Frank J. Angell

    JACK SCHWARTZ                  Director                                    October 21, 1996
-----------------------------
    Jack Schwartz

  SYLVIA W. SHULMAN                Director                                    October 21, 1996
-----------------------------
  Sylvia W. Shulman

   LEWIS D. SIEGEL                 Director                                    October 21, 1996
-----------------------------
   Lewis D. Siegel


            INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES

     Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1996, which are incorporated herein by reference:

     Reports of Independent Accountants (page 16)

     Consolidated Balance Sheets (pages 4 and 5)

     Consolidated Statements of Operations and Retained Earnings (page 6)

     Consolidated Statements of Cash Flows (page 7)

     Notes to Consolidated Financial Statements (pages 8-15)

                                                                 Page
                                                                 ----
Financial Statement Schedules:
         Reports of Independent Accountants ...................    9
    II   Valuation and Qualifying Accounts ....................   10

   III Real Estate and Accumulated Depreciation ...............   11

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

                             ----------------------

       REPORTS OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
J. W. Mays, Inc. and Subsidiaries

     We have audited the consolidated financial statements of J.W. Mays, Inc. and subsidiaries as of July 31, 1996 and for the year then ended, and have issued our report thereon dated October 11, 1996; such consolidated financial statements and report are incorporated by reference in this Form 10-K Annual Report. Our audit also included the consolidated financial statement schedules of J.W. Mays, Inc. and subsidiaries listed in Item 14(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D'ARCANGELO & CO., LLP
Purchase, N.Y
October 11, 1996

                             ----------------------


To the Board of Directors and Shareholders of J. W. Mays, Inc.:

     Our audits of the Consolidated Financial Statements referred to in our report dated October 12, 1995, appearing on page 16 of the 1995 Annual Report to Shareholders of J.W. Mays, Inc., (which report and Consolidated Financial Statements are incorporated by reference in this Form 10-K Annual Report) also included an audit of the Summarized Financial Information contained in Item 8 and Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. Our report on the Consolidated Financial Statements includes explanatory paragraphs with respect to the change in the method of accounting for marketable securities--other investments in 1995 and a change in the method of accounting for income taxes in 1994 as discussed in Note 1 to the Consolidated Financial Statements. In our opinion, this Summarized Financial Information and these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.

LIPSKY, GOODKIN & Co., P.C.
New York, N.Y

October 12, 1995 (except with respect to the matter discussed in Note 16(b) to the 1995 Consolidated Financial Statements, as to which the date is October 20, 1995). See paragraph 6 of Note 11 to the 1996 Consolidated Financial Statements for events subsequent to October 20, 1995.

                                                                     SCHEDULE II

                                 J.W. MAYS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                      Year ended July 31,
                                                --------------------------------
                                                  1996       1995        1994
                                                --------   --------    --------
Allowance for net unrealized gains
  (losses) on marketable securities--
  other investments:

    Balance, beginning of period ............   $ 42,010   $(31,769)   $   --
    Additions charged to expense ............       --         --       (31,769)
    Reductions ..............................     16,749     73,779        --
                                                --------   --------    --------
    Balance, end of period ..................   $ 25,261   $ 42,010    $(31,769)
                                                ========   ========    ========


Deferred income tax asset
  valuation allowance:

    Balance, beginning of period ............   $117,098   $169,698    $   --
    Additions charged to expense ............       --         --       169,698
    Reductions ..............................     75,501     52,600        --
                                                --------   --------    --------
    Balance, end of period ..................   $ 41,597   $117,098    $169,698
                                                ========   ========    ========


                                                                                                                   SCHEDULE III

                                                               J. W. MAYS, INC.

                                                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                 July 31, 1996


         Col. A                        Col. B                 Col. C                        Col. D
--------------------------------------------------------------------------------------------------------------
                                                                                       Cost Capitalized
                                                       Initial Cost to Company     Subsequent to Acquisition
                                                     ---------------------------------------------------------
                                       Encum-                        Building &                    Carrying
       Description                    brances          Land        Improvements    Improvements       Cost
--------------------------------------------------------------------------------------------------------------
Office and Rental Buildings
Brooklyn, New York
  Fulton Street at Bond Street ...   $  208,989     $1,703,157     $ 3,862,454     $ 6,237,539     $    --
Jamaica, New York
  Jamaica Avenue at
  169th Street ...................          --           --          3,215,699       4,321,362          --
Fishkill, New York
  Route 9 at Interstate
  Highway 84 .....................    2,670,079        467,341       7,212,116       1,726,320          --
Brooklyn, New York
  Jowein Building
  Fulton Street and Elm Place ....    2,415,385      1,622,232         770,561       9,111,808          --
Levittown, New York
  Hempstead Turnpike .............         --           95,256         200,560          72,990          --
Circleville, Ohio
  Tarlton Road ...................    2,153,714        120,849       4,388,456           --             --
                                     ----------     ----------     -----------     -----------     --------
  Total (A) ......................   $7,448,167     $4,008,835     $19,649,846     $21,470,019     $    --
                                     ==========     ==========     ===========     ===========     ========


====================================================================================================================================
         Col. A                                     Col. E                          Col. F       Col. G      Col. H      Col. I
------------------------------------------------------------------------------------------------------------------------------------
                                          Gross Amount at Which Carried                                               Life on Which
                                               at Close of Period                                                    Depreciation in
                                    ------------------------------------------                                        Latest Income
                                                  Buildings &                    Accumulated     Date of      Date     Statement Is
                                     Land         Improvements      Total        Depreciation  Construction  Acquired    Computed
------------------------------------------------------------------------------------------------------------------------------------
Office and Rental Buildings
Brooklyn, New York
  Fulton Street at Bond Street ..  $1,703,157     $10,099,993     $11,803,150     $ 4,399,495     Various     Various     (1) (2)
Jamaica, New York
  Jamaica Avenue at
  169th Street ..................        --         7,537,061       7,537,061       4,922,320       1959        1959      (1) (2)
Fishkill, New York
  Route 9 at Interstate
  Highway 84 ....................     467,341       8,938,436       9,405,777       4,203,402       10/74       11/72     (1)
Brooklyn, New York
  Jowein Building
  Fulton Street and Elm Place ...   1,622,232       9,882,369      11,504,601       5,084,510       1915        1950      (1) (2)
Levittown, New York
  Hempstead Turnpike ............      95,256         273,550         368,806         239,881       4/69        6/62      (1)
Circleville, Ohio
  Tarlton Road ..................     120,849       4,388,456       4,509,305         383,990       9/92        12/92     (1)
                                   ----------     -----------     -----------     -----------
  Total (A) .....................  $4,008,835     $41,119,865     $45,128,700     $19,233,598
                                   ==========     ===========     ===========     ===========

-------------

(1) Building and improvements    18-40 years

(2) Improvements to leased property  3-40 years

(A) Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $664,930 and Accumulated Depreciation thereon of $479,526 at July 31, 1996.


                                                                  Years Ended July 31,
                                                         -----------------------------------------
                                                            1996            1995           1994
                                                         -----------    -----------    -----------
Investment in Real Estate
  Balance at Beginning of Year ....................      $43,475,739    $42,529,020    $40,821,164
  Improvements ....................................        1,652,961        946,719      1,707,856
                                                         -----------    -----------    -----------
  Balance at End of Year ..........................      $45,128,700    $43,475,739    $42,529,020
                                                         ===========    ===========    ===========

Accumulated Depreciation
  Balance at Beginning of Year ....................      $18,398,773    $17,617,239    $16,857,024
  Additions Charged to Costs and Expenses .........          834,825        781,534        760,215
                                                         -----------    -----------    -----------
  Balance at End of Year ..........................      $19,233,598    $18,398,773    $17,617,239
                                                         ===========    ===========    ===========

                           EXHIBIT INDEX TO FORM 10-K

 (2) Plan of acquisition, reorganization, arrangement, liquidation or succession--not applicable

 (3)  (i) Articles of incorporation--incorporated by reference

     (ii) By-laws--incorporated by reference

 (4) Instruments defining the rights of security holders, including indentures--see Exhibit (3) above

 (9) Voting trust agreement--not applicable

(10) Material contracts--(i) through (iii) incorporated by reference

(11) Statement re computation of per share earnings--not applicable

(12) Statement re computation of ratios--not applicable

(13) Annual report to security holders

(16) Letter re change in certifying accountant

(18) Letter re change in accounting principles--not applicable

(21) Subsidiaries of the registrant

(22) Published report regarding matters submitted to vote of security holders--not applicable

(24) Power of attorney--none

(28) Information from reports furnished to state insurance regulatory authorities--not applicable

(99) Additional exhibits--none


                                   EXHIBIT 13

             (Copy of Annual Report to Shareholders attached hereto)
                         Fiscal Year Ended July 31, 1996

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