Form 10-Q
period 1996-10-31
MAYS J W INC
filed 1996-12-12
CIK 54187

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549


[  X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 1996

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

        Class                          Outstanding at December 10, 1996
Common Stock,  $1 par value                       2,136,397 shares

                                         This report contains 16 pages.

                            J. W. MAYS,  INC.

                                  INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Operations
            and Retained Earnings                             4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 13

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             14


Part II  -  Other Information                                 15

                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET

                                                                   October 31,       July 31,
                                                                      1996             1996
                                                                 ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - net (Notes 4 and 6)                        $26,345,653      $26,080,506
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             463,877          412,653
  Marketable securities - other investments (Notes 3 and 8)           2,853,293        2,792,800
  Receivables                                                           211,244          315,179
  Deferred income taxes                                                  89,000           67,000
  Prepaid expenses                                                      665,533        1,171,896
  Income taxes refundable                                                   -              4,496
  Real estate taxes refundable                                           13,409           13,409
                                                                   -------------    -------------
       Total current assets                                           4,296,356        4,777,433
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,577,783        2,414,194
  Less accumulated amortization                                         933,333          883,229
                                                                   -------------    -------------
       Net                                                            1,644,450        1,530,965
  Security deposits                                                     579,748          887,121
  Unbilled receivables (Note 9)                                       4,226,166        4,126,436
  Receivables                                                           245,992          194,453
  Marketable securities - other investments (Notes 3 and 8)              98,222           98,056
  Deferred income taxes                                                   3,000           76,000
                                                                   -------------    -------------
       Total other assets                                             6,797,578        6,913,031
                                                                   -------------    -------------

        TOTAL ASSETS                                                $37,439,587      $37,770,970
                                                                   =============    =============



Long-Term Debt:
  Mortgages payable (Note 4)                                         $6,832,080       $6,964,717
  Other (Note 5)                                                        710,825        1,039,709
                                                                   -------------    -------------
       Total long-term debt                                           7,542,905        8,004,426
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 8)                               1,486,033        1,497,320
  Accounts payable                                                       63,257           32,460
  Payroll and other accrued liabilities                                 562,144          607,037
  Income taxes payable                                                    5,664              -
  Other taxes payable                                                     4,419            5,194
  Current portion of long-term debt-mortgages payable (Note 4)          503,641          483,450
                                                                   -------------    -------------
       Total current liabilities                                      2,625,158        2,625,461
                                                                   -------------    -------------

                                                                   -------------    -------------
       Total liabilities                                             10,168,063       10,629,887
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 outstanding)                                2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities (Note 3)              47,702           17,261
  Retained earnings                                                  21,983,520       21,883,520
                                                                   -------------    -------------
                                                                     27,555,764       27,425,323
  Less common stock held in treasury, at cost - 41,900
    shares at October 31, 1996 and July 31, 1996                        284,240          284,240
                                                                   -------------    -------------
       Total shareholders' equity                                    27,271,524       27,141,083
                                                                   -------------    -------------

Commitments and Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $37,439,587      $37,770,970
                                                                   =============    =============


See Notes to Consolidated Financial Statements.
                                                       -3-



                           J.  W. MAYS, INC.

     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS


                                                                      Three Months Ended
                                                                       October 31,
                                                                      -------------- ---------------
                                                                          1996           1995
                                                                      -------------  -------------
                                                                       (Unaudited)    (Unaudited)

Revenues
  Rental income                                                          $2,442,009     $2,026,254
                                                                       -------------  -------------

                                                                       -------------  -------------
Expenses
  Real estate operating expenses                                          1,424,116      1,272,618
  Administrative and general expenses                                       505,236        516,280
  Depreciation and amortization                                             233,468        217,084
                                                                       -------------  -------------
       Total expenses                                                     2,162,820      2,005,982
                                                                       -------------  -------------
Income before investment income,
  interest expense and income taxes                                         279,189         20,272
                                                                       -------------  -------------
Investment income and interest expense
  Investment income                                                          61,856         60,309
  Interest expense                                                         (178,045)      (167,103)
                                                                       -------------  -------------
                                                                           (116,189)      (106,794)
                                                                       -------------  -------------

Income before income taxes                                                  163,000        (86,522)
Income taxes provided (benefit)                                              63,000        (17,000)
                                                                       -------------  -------------
Income (loss)                                                               100,000        (69,522)

Retained earnings, beginning of period                                   21,883,520     22,024,806
                                                                       -------------  -------------
Retained earnings, end of period                                        $21,983,520    $21,955,284
                                                                       =============  =============

Income (loss) per common share                                                 $.05          $(.03)
                                                                       =============  =============

Dividends per share                                                            $-             $-
                                                                       =============  =============

Average common shares outstanding                                         2,136,397      2,136,397
                                                                       =============  =============


See Notes to Consolidated Financial Statements.

















                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  Three Months Ended
                                                                   October 31,
                                                                  ---------------- ---------------
                                                                      1996             1995
                                                                  -------------    -------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities
Income (loss)                                                          $100,000         $(69,522)

Adjustments to reconcile income (loss) to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                77               173
  Unrealized (loss) on marketable securities                           -              (14,000)
  Depreciation and amortization                                      233,468          217,084
  Amortization of deferred expenses                                  55,202           41,513
  Other assets - deferred expenses                                  (168,687)         (9,779)
                      - security deposits                            307,373          (2,204)
                      - unbilled receivables                         (99,730)        (146,853)
                      - receivables                                  (51,539)         (42,110)
  Deferred income taxes                                              36,000           (32,000)

Changes in:
  Receivables                                                        103,935          41,751
  Prepaid expenses                                                   506,363          455,219
  Income taxes refundable                                             4,496             -
  Accounts payable                                                   30,797           (5,998)
  Payroll and other accrued liabilities                              (44,893)         (50,639)
  Income taxes payable                                                5,664           (9,110)
  Other taxes payable                                                 (775)           (1,648)
                                                                   -------------    -------------
     Cash provided by operating activities                          1,017,751         371,877
                                                                   -------------    -------------

Cash Flows From Investing Activities
  Capital expenditures                                              (498,615)        (741,820)
  Marketable securities - other investments:
    Receipts from sales or maturities                                35,000             -
    Payments for purchases                                           (50,295)          (321)
                                                                   -------------    -------------
       Cash (used) by investing activities                          (513,910)        (742,141)
                                                                   -------------    -------------

Cash Flows From Financing Activities
  Borrowings - securities broker                                     77,902           228,537
  Payments   - securities broker                                     (89,189)         (64,133)
  Increase (reduction) of mortgage debt - short-term                 20,191           16,384
  Increase (reduction) of mortgage debt and other - long-term       (461,521)         286,516
                                                                   -------------    -------------
      Cash provided (used) by financing activities                  (452,617)         467,304
                                                                   -------------    -------------

Increase in cash                                                     51,224           97,040

Cash and cash equivalents at beginning of period                     412,653          490,315
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $463,877         $587,355
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                            -5-
                                                                                   -5-


                            J. W. MAYS,  INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K for the year ended July 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire year ending July 31, 1997. The preparation of the Company's financial statements requires management to make estimates and judgements that affect the reported consolidated statements of operations and consolidated balance sheets and related disclosures. Actual results could differ from those estimates.

2. Income (loss) per common share has been computed by dividing the income (loss) for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing the income
   (loss) per common share were 2,136,397 in each of the three months ended October 31, 1996 and 1995.


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






  As of October 31, 1996, the Company's marketable securities were classified as follows:

                                                    --------------------------------------------------------------
                                                                          Gross            Gross
                                                                       Unrealized       Unrealized        Fair
                                                         Cost             Gains           Losses          Value
                                                     -------------  -------------    -------------  -------------
<S                                                                                 <

  Available for sale
    Equity securities                                   $2,725,300        $70,702             $-       $2,796,002
    Certificate of deposit                                  27,291            -                -           27,291
                                                      -------------  -------------    -------------  -------------
         Total                                           2,752,591         70,702              -        2,823,293

  Held to maturity
    Corporate debt securities
      due within one year                                   30,000              2              -           30,002
                                                      -------------  -------------    -------------  -------------
         Total current                                  $2,782,591        $70,704             $-       $2,853,295
                                                      =============  =============    =============  =============




  Held to maturity

    Corporate debt securities                              $98,222         $4,530             $-         $102,752
                                                      =============  =============    =============  =============




                                                           Three Months Ended
                                                               October 31,
                                                    ------------------------------
                                                           1996           1995
                                                       ___________    ___________
    Interest income                                        $10,424        $10,405
    Dividend income                                         51,432         49,904
                                                      -------------  -------------
       Total                                               $61,856        $60,309
                                                      =============  =============




                                                                   -7-

4. Long-Term Debt:


                                                                             October 31, 1996                 July 31, 1996
                                                                      ------------------------------  --------------------------
                                                  Current
                                                  Annual      Final           Due            Due              Due        Due
                                                 Interest    Payment        Within          After           Within      After
                                                   Rate        Date        One Year       One Year         One Year    One Year
                                                  -------  --------    -------------  -------------    -------------  ---------

Term - loan payable to bank                  (a) Variable    2/01/07            $-             $-            $20,682  $1,479,318
Mortgages:
  Jamaica, New York Property                 (b)   8 1/2%    4/01/07          29,304      1,470,696                -           -
  Jowein Building, Brooklyn, N.Y.            (c)   7 3/8%    3/31/98          85,370        809,630           83,825     831,560
  Fishkill, New York Property                (d)        9%  11/01/99         111,115      2,532,708          108,651   2,561,428
  Circleville, Ohio Property                 (e)        7%   9/30/02         270,166      1,819,566          262,767   1,890,947
  Other                                            8 1/2%    5/01/01           7,686        199,480            7,525     201,464
                                                                        -------------  -------------    -------------  ---------
       Total                                                                $503,641     $6,832,080         $483,450  $6,964,717
                                                                        =============  =============    =============  =========




(a)On August 17, 1995 the Company entered into an agreement with a bank wherein the bank approved a $1,500,000 loan facility for the Company to use to fund building construction/renovation costs to accommodate tenants under lease. There is no prepayment penalty for early payoff of the loan. The Company had taken down the $1,500,000 and repaid the amount on September 11, 1996, (see Note 4(b) below).

(b)The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000, the loan to be secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant in a certain ground lease and building in the Jamaica property. The financial statements do not give effect to the loan. The loan proceeds are to be utilized by the Company toward (a) payment in full of the outstanding term loan by the Company in favor of the same bank in the amount of $1,500,000 plus interest (see Note 4(a) above) and
   (b) its costs for the renovations to the portions of the premises in connection with the Company's sublease of a significant portion of the building. The interest rate on the loan is 8 1/2% for a period of five (5) years and six (6) months, with such rate to change on the first day of the sixty-seventh (67th) month of the term to a rate equal to the then prime rate plus 1/4%, fixed for the balance of the term. The loan is to become due and payable on the first day of the month following the expiration of ten (10) years and six (6) months from the closing date. During the first six (6) months of the term, the Company is to have the option to secure advances against the loan amount with the loan to convert to a ten year term at the expiration of the initial six (6) month period thereof.

   Payments are to be made, in arrears, on the first day of each and every month during the term, calculated (a) during the initial six (6) month period of the term, interest only, and (b) during the final ten
   (10) year period of the term, at the sum of the interest plus amortization sufficient to fully liquidate the loan over a fifteen
   (15) year period. As additional security, the Company conditionally assigned to the bank certain leases and rents on the premises, or portions thereof, now existing and will assign certain leases on the premises hereafter consummated. The Company has an option to prepay principal, in whole or in part, plus interest accrued thereon, at any time during the term, upon thirty (30) days prior notice to the bank, without premium or penalty. Other provisions of the loan agreement provide certain restrictions on the incurrence of indebtedness and the sale or transfer of the Company's ground lease interest in the premises.

(c)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. On September 6, 1995, the maturity date of the mortgage was extended to March 31, 1998. The interest rate of 10% continued until March 31, 1996 and from April 1, 1996 the interest rate was established at the bank's prevailing rate as at March 31, 1996 which was 7 3/8%. During the renewal period there will be no change in the constant quarterly payments of interest and principal in the amount of $37,263.

(d)On October 28, 1994, the existing first mortgage loan balance on the Fishkill property was paid down by a $200,000 payment and the due date of the mortgage loan was extended for a period of five years from November 1, 1994. The annual interest rate was reduced from 10% to 9% and the principal and interest payments are to be made in constant monthly amounts based upon a fifteen (15) year payout period.

(e)The mortgage loan, which is self-amortizing, matures September 30, 2002. The loan is payable at an annual interest rate of 7%. Under the terms of the loan, constant monthly payments, including interest and principal, commenced April 1, 1994 in the amount of $33,767, until October 1, 1997, at which time the monthly payments of interest and principal increase to $36,540.

5.   Long-Term Debt - Other:

     Long-Term debt - other consists of the following:



                                                                    October 31,        July 31,
                                                                       1996             1996
                                                                ---------------  ---------------

Deferred compensation  *                                              $433,333         $459,333
Lease security deposits  **                                            277,492          580,376
                                                                  -------------    -------------
    Total                                                             $710,825       $1,039,709
                                                                  =============    =============




     * In fiscal 1964 the Company entered into a deferred compensation agreement with its then Chairman of the Board. This agreement, as amended, provides for a total of $520,000 (long-term debt $433,333 and current debt $86,667) to be paid in monthly installments of $8,666.67 for a period of 60 months, payable upon the expiration of his employment, retirement or permanent disability as defined in the agreement, or death.

     **Does not include three irrevocable letters of credit totaling
       $275,000 provided by two tenants as lease security deposits.



6.   Property and Equipment - Net:



                                                                    October 31,        July 31,
                                                                       1996             1996
                                                                ---------------  ---------------
Property  and  equipment - at cost:
  Buildings and improvements                                       $32,463,782      $31,988,028
  Improvements  to  leased  property                                 9,138,336        9,131,836
  Fixtures and equipment                                               510,109          493,748
  Land                                                               4,008,835        4,008,835
  Other                                                                171,183          171,183
                                                                  -------------    -------------
                                                                    46,292,245       45,793,630
  Less accumulated depreciation and amortization                    19,946,592       19,713,124
                                                                  -------------    -------------
     Property and equipment - net                                  $26,345,653      $26,080,506
                                                                  =============    =============




7.   Income Taxes:

     Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109").


8.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at October 31, 1996 in the amount of $1,486,033, secured by the Company's marketable securities, accrues interest, which at October 31, 1996, was at the annual rate of 7 1/2%.


9.   Unbilled Receivables:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.


10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $34,425 and $35,000 as contributions to the Plan for the three months ended October 31, 1996 and 1995, respectively.



11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                        Three Months Ended
                                                           October 31,
                                                  ------------------------------
                                                          1996           1995
                                                      __________     __________
Interest paid                                           $178,484       $168,062
Income taxes paid                                        $16,840        $38,110

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

     The Company derives rental income from twenty-six tenants, of which two tenants each accounted for more than 10% of rental income during the quarter ended October 31, 1996. The City of New York is one of the two tenants and the other tenant is 510 Fulton Street Realty Associates, the owners of which are long established in business.

     McCrory Stores Corporation ("McCrory"), which occupied space in the Fulton Mall in downtown Brooklyn, New York, and whose lease extended to April 29, 2010 and accounted for approximately 14% of the 1993 annual rental income of the Company, filed for Chapter 11 bankruptcy protection from creditors on February 26, 1992. McCrory made application to the United States Bankruptcy Court for authorization to reject the lease agreement, as amended, between the Company, as landlord, and McCrory, as tenant, effective as of January 31, 1994. By order dated January 21, 1994, the Bankruptcy Court authorized McCrory to reject such lease agreement effective January 31, 1994. The Company has filed a Proof of Claim with the United States Bankruptcy Court, Southern District of New York in the total amount of $7,753,732 for damages arising from the rejection of the lease ("Lease Rejection Claim") and a proof of claim in the amount of $86,650 for pre-petition rental obligations. The Company has also filed an administrative claim in the amount of approximately $296,000 ("Administrative Claim") for damages resulting from McCrory's failure to repair and maintain the premises as required by the lease. The Company's claim for pre-petition unpaid rent in the amount of approximately $86,500 has been allowed in the reduced amount of $84,354.39 without prejudice to McCrory's right to assert other and further objections. McCrory has filed an objection to the Company's Lease Rejection Claim and Administrative Claim, and asserts that no amount is due and owing. The Company has not included its claim against McCrory in its financial statements due to the pending litigation over the Lease Rejection Claim and Administrative Claim and the uncertainty of the amount that may ultimately be allowed and collected. McCrory has filed a Plan of Reorganization with the Bankruptcy Court. The Company has leased approximately 69,000 square feet of the approximate 99,000 square feet of space surrendered by McCrory. The remander of the space of approximately 30,000 square feet is not leaseable due to the renovations required to accommodate six tenants where formerly there was one. The rental income to be derived from the six tenants over the terms of their leases will be approximately $5,040,000 less than the total rental income that would have been due from McCrory for the period February 1, 1994 through April 29, 2010, the termination date of their rejected lease agreement.

     The lease with IBM, a former tenant in the Fishkill, New York property, expired on March 31, 1994. The IBM lease previously accounted for approximately 8% of the annual rental income of the Company. On August 31, 1995, the Company leased to the U.S. Post Office 25,000 square feet of the 100,000 square feet of space vacated by IBM. Occupancy commenced in November 1995.

     Jamesway Corporation, which occupied retail space in the Fishkill, New York property, filed for relief under Chapter 11 of the Bankruptcy Code on July 19, 1993. Jamesway emerged from bankruptcy on January 28, 1995. Jamesway, which was expected to account for approximately 5.2% of the annual rental income of the Company for the fiscal year ended July 31, 1996, and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code again on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996, but continued occupancy until March 22, 1996. The Company has filed an unsecured claim in the amount of approximately $981,255 for damages resulting from the rejection of the lease and an administrative priority claim in the amount of approximately $189,000 for certain amounts due under the lease after the filing of Jamesway's Chapter 11 petition and for the costs of repairs resulting from Jamesway's failure to fulfill its repair and maintenance obligations under the lease. The Company has made no provision in its financial statements for the claims filed against Jamesway due to the uncertainty of the amount that may ultimately be allowed and collected, except for the pre-petition rental obligations claim of $31,971 which amount is included in the unsecured claim of approximately $981,255.

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

                               J. W. MAYS, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended October 31, 1996 Compared to the Three Months Ended October 31, 1995:

In the three months ended October 31, 1996, the Company reported income in the amount of $100,000, or $.05 per share. In the three months ended October 31, 1995, the Company reported a loss in the amount of $69,522, or $.03 per share.

Rental income in the current three months increased to $2,442,009 from $2,026,254 in the comparable 1995 three months, primarily due to the addition of new tenants.

Interest expense in the current quarter exceeded investment income by $116,189 as compared to $106,794 in the 1995 quarter. The increase was primarily due to the interest on the loan facility discussed in Note 4(a) to Consolidated Financial Statements..

Real estate operating expenses increased to $1,424,116 from $1,272,618 principally due to an increase in real estate taxes, maintenance and utility costs.

Administrative and general expenses decreased to $505,236 from $516,280.

Depreciation and amortization expense in the current three months increased to $233,468 from $217,084 in the three months ended October 31, 1995 because of additional improvements to property.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

The leasing of 69,000 square feet of space in the Jowein Building located in the Fulton Mall in downtown Brooklyn, New York to three chain store tenants and two additional tenants for retail space and one tenant for office space, the leasing of 25,000 square feet to the U. S. Post Office in Fishkill, New York and the leasing to the State of New York of approximately 46,000 square feet of office space for two tenants in the Company's former store in Jamaica, New York, will provide additional working capital for the Company. The Jamaica leases are anticipated to commence in April 1997. To defray the costs of renovations for the State occupancy, the Company borrowed from a bank the principal amount of $2,500,000.

The Company had working capital of $1,671,198, with a ratio of current
assets to current liabilities of   1.6 to 1 at October 31, 1996.

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




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     December 10, 1996                  Lloyd J. Shulman

                                            Lloyd J. Shulman
                                            Chairman



Date     December 10, 1996                  Alex Slobodin

                                            Alex Slobodin
                                            Exec. Vice-President
                                            (Principal Financial Officer)