Form 10-Q
period 1997-01-31
MAYS J W INC
filed 1997-03-10
CIK 54187

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549


[  X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 1997

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

        Class                                Outstanding at March 7, 1997
Common Stock,  $1 par value                       2,136,397 shares

                                          This report contains 17 pages.

                            J. W. MAYS,  INC.

                                  INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Operations
            and Retained Earnings                             4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 13

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             14 - 15


Part II  -  Other Information                                 16


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET

                                                                     January 31,       July 31,
                                                                        1997             1996
                                                                 ---------------  ---------------
              ASSETS                                                (Unaudited)       (Audited)

Property and Equipment - Net (Notes 4 and 6)                        $26,919,232      $26,080,506
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             287,279          412,653
  Marketable securities - other investments (Notes 3 and 7)           2,774,877        2,792,800
  Receivables                                                           164,808          315,179
  Deferred income taxes                                                  92,000           67,000
  Prepaid expenses                                                    1,064,698        1,171,896
  Income taxes refundable                                                   -              4,496
  Real estate taxes refundable                                              -             13,409
                                                                   -------------    -------------
       Total current assets                                           4,383,662        4,777,433
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,580,267        2,414,194
  Less accumulated amortization                                         959,219          883,229
                                                                   -------------    -------------
       Net                                                            1,621,048        1,530,965
  Security deposits                                                     580,963          887,121
  Unbilled receivables (Note 8)                                       4,326,926        4,126,436
  Receivables                                                           220,279          194,453
  Marketable securities - other investments (Notes 3 and 7)              98,388           98,056
  Deferred income taxes                                                     -             76,000
                                                                   -------------    -------------
       Total other assets                                             6,847,604        6,913,031
                                                                   -------------    -------------

        TOTAL ASSETS                                                $38,150,498      $37,770,970
                                                                   =============    =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
  Mortgages payable (Note 4)                                         $7,471,079       $6,964,717
  Other (Note 5)                                                        684,518        1,039,709
                                                                   -------------    -------------
       Total long-term debt                                           8,155,597        8,004,426
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 7)                               1,341,699        1,497,320
  Accounts payable                                                      146,076           32,460
  Payroll and other accrued liabilities                                 456,431          546,370
  Income taxes payable                                                    4,015              -
  Other taxes payable                                                     2,355            5,194
  Current portion of long-term debt - mortgages payable (Note 4)        550,060          483,450
  Current portion of long-term debt - other (Note 5)                    104,000           60,667
                                                                   -------------    -------------
       Total current liabilities                                      2,604,636        2,625,461
                                                                   -------------    -------------

  Deferred Income Taxes                                                   1,000              -
                                                                   -------------    -------------

       Total liabilities                                             10,761,233       10,629,887
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 outstanding)                                2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities (Note 3)              65,566           17,261
  Retained earnings                                                  22,083,397       21,883,520
                                                                   -------------    -------------
                                                                     27,673,505       27,425,323
  Less common stock held in treasury, at cost - 41,900
    shares at January 31, 1997 and July 31, 1996                        284,240          284,240
                                                                   -------------    -------------
       Total shareholders' equity                                    27,389,265       27,141,083
                                                                   -------------    -------------

Commitments and Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $38,150,498      $37,770,970
                                                                   =============    =============


See Notes to Consolidated Financial Statements.




                           J.  W. MAYS, INC.

     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS


                                                                  Three Months Ended              Six Months Ended
                                                                     January 31,                     January 31,
                                                            -------------- ---------------  -------------- ---------------
                                                                  1997           1996             1997           1996
                                                            -------------  -------------    -------------  -------------
                                                              (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)

Revenues
  Rental income                                                $2,472,658     $2,468,181       $4,914,667     $4,494,435
                                                             -------------  -------------    -------------  -------------

Expenses
  Real estate operating expenses                                1,539,028      1,506,188        2,963,144      2,778,806
  Administrative and general expenses                             462,803        891,624          968,039      1,407,904
  Depreciation and amortization                                   238,119        222,684          471,587        439,768
                                                             -------------  -------------    -------------  -------------
       Total expenses                                           2,239,950      2,620,496        4,402,770      4,626,478
                                                             -------------  -------------    -------------  -------------
Income (loss) before investment income,
  interest expense and income taxes                               232,708       (152,315)         511,897       (132,043)
                                                             -------------  -------------    -------------  -------------
Investment income and interest expense
  Investment income                                                64,104         64,857          125,960        125,166
  Interest expense                                               (173,935)      (173,140)        (351,980)      (340,243)
                                                             -------------  -------------    -------------  -------------
                                                                 (109,831)      (108,283)        (226,020)      (215,077)
                                                             -------------  -------------    -------------  -------------

Income (loss) before income taxes                                 122,877       (260,598)         285,877       (347,120)
Income taxes provided (benefit)                                    23,000        (94,000)          86,000       (111,000)
                                                             -------------  -------------    -------------  -------------
Income (loss)                                                      99,877       (166,598)         199,877       (236,120)

Retained earnings, beginning of period                         21,983,520     21,955,284       21,883,520     22,024,806
                                                             -------------  -------------    -------------  -------------
Retained earnings, end of period                              $22,083,397    $21,788,686      $22,083,397    $21,788,686
                                                             =============  =============    =============  =============

Income (loss) per common share                                       $.05          $(.08)            $.09          $(.11)
                                                             =============  =============    =============  =============

Dividends per share                                                  $ -            $ -              $ -            $ -
                                                             =============  =============    =============  =============

Average common shares outstanding                               2,136,397      2,136,397        2,136,397      2,136,397
                                                             =============  =============    =============  =============


See Notes to Consolidated Financial Statements.


                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           Six Months Ended
                                                                              January 31,
                                                                  ---------------- ---------------
                                                                        1997             1996
                                                                    -------------    -------------
                                                                     (Unaudited)      (Unaudited)

Cash Flows From Operating Activities
Income (loss)                                                          $199,877        $(236,120)

Adjustments to reconcile income (loss) to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                     (89)             346
  Realized gain on marketable securities                                  1,630              -
  Depreciation and amortization                                         471,587          439,768
  Amortization of deferred expenses                                     113,659          100,995
  Other assets - deferred expenses                                     (203,742)        (251,943)
               - security deposits                                      306,158         (384,889)
               - unbilled receivables                                  (200,490)          88,935
  Deferred income taxes                                                  27,000         (169,000)

Changes in:
  Receivables                                                           124,545         (113,585)
  Prepaid expenses                                                      107,198           72,348
  Income taxes refundable                                                 4,496              -
  Real estate taxes refundable                                           13,409              -
  Accounts payable                                                      113,616          (46,817)
  Payroll and other accrued liabilities                                 (89,939)          63,343
  Income taxes payable                                                    4,015          (12,205)
  Other taxes payable                                                    (2,839)           4,677
                                                                   -------------    -------------
     Cash provided by (used in) operating activities                    990,091         (444,147)
                                                                   -------------    -------------

Cash Flows From Investing Activities
  Capital expenditures                                               (1,310,313)      (1,172,953)
  Marketable securities - other investments:
    Receipts from sales or maturities                                   140,000           50,004
    Payments for purchases                                              (50,645)            (622)
                                                                   -------------    -------------
       Cash  (used in) investing activities                          (1,220,958)      (1,123,571)
                                                                   -------------    -------------

Cash Flows From Financing Activities
  Borrowings - mortgage debt                                            800,000        1,250,000
  Borrowings - securities broker                                        104,451          255,904
  Payments   - securities broker                                       (260,072)        (170,325)
  Increase (reduction) of mortgage debt and other - short-term          109,943          120,432
                                                                       (648,829)          63,382
                                                                   -------------    -------------
      Cash provided  by financing activities                            105,493        1,519,393
                                                                   -------------    -------------

(Decrease) in cash                                                     (125,374)         (48,325)

Cash and cash equivalents at beginning of period                        412,653          490,315
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $287,279         $441,990
                                                                   =============    =============

See Notes to Consolidated Financial Statements.



                            J. W. MAYS,  INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K for the year ended July 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire year ending July 31, 1997. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported consolidated statements of operations and consolidated balance sheets and related disclosures. Actual results could differ from those estimates.

2. Income (loss) per common share has been computed by dividing the income (loss) for the periods by the number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing the income (loss) per common share were 2,136,397 in each of the three months ended January 31, 1997 and 1996.


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



Marketable Securities - Other Investments  (continued)


            As of January 31, 1997, the Company's marketable securities were classified as follows:


                                                                                   Gross            Gross
                                                                                Unrealized       Unrealized        Fair
                                                                    Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current
            Available for sale
              Equity securities                                   $2,648,670        $98,566             $ -      $2,747,236
              Certificate of deposit                                  27,641            -                 -          27,641
                                                                -------------  -------------    -------------  -------------
                   Total current                                  $2,676,311        $98,566             $ -      $2,774,877
                                                                -------------  -------------    -------------  -------------

  Noncurrent
            Held to maturity
              Corporate debt securities                              $98,388         $3,886             $ -        $102,274
                                                                =============  =============    =============  =============




  Investment income consists of the following:
                                                                     Three Months Ended              Six Months Ended
                                                                       January 31,                     January 31,
                                                              ------------------------------  ------------------------------
                                                                      1997           1996             1997           1996
                                                                    ________       ________         ________       ________
              Interest income                                         $6,641        $10,214          $17,065        $20,619
              Dividend income                                         59,093         54,643          110,525        104,547
              (Loss) on sale of marketable securities                 (1,630)           -             (1,630)           -
                                                                -------------  -------------    -------------  -------------
                 Total                                               $64,104        $64,857         $125,960       $125,166
                                                                =============  =============    =============  =============





4. Long-Term Debt:


                                                                             January 31, 1997                 July 31, 1996
                                                                      ------------------------------  --------------------------
                                                   Current
                                                   Annual     Final           Due            Due             Due         Due
                                                  Interest   Payment        Within          After           Within      After
                                                    Rate      Date         One Year       One Year         One Year    One Year
                                                  -------  --------    -------------  -------------    -------------  ---------

Term loan payable to bank                    (a) Variable    2/01/07            $ -            $ -           $20,682 $1,479,318
Mortgages:
  Jamaica, New York Property                 (b)   8 1/2%    4/01/07          58,342      2,241,658                -          -
  Jowein Building, Brooklyn, N.Y.            (c)   7 3/8%    3/31/98          86,945        787,294           83,825    831,560
  Fishkill, New York Property                (d)       9%   11/01/99         113,633      2,503,338          108,651  2,561,428
  Circleville, Ohio Property                 (e)       7%    9/30/02         283,289      1,741,334          262,767  1,890,947
  Other                                            8 1/2%    5/01/01           7,851        197,455            7,525    201,464
                                                                        -------------  -------------    -------------  ---------
       Total                                                                $550,060     $7,471,079         $483,450 $6,964,717
                                                                        =============  =============    =============  =========



(a)On August 17, 1995, the Company entered into an agreement with a bank wherein the bank approved a $1,500,000 loan facility for the Company to use to fund building construction/renovation costs to accommodate tenants under lease. The Company had taken down the $1,500,000 and repaid the amount on September 11, 1996 (see Note 4(b) below). There was no prepayment penalty for early payoff of the loan.

(b)The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000, the loan to be secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica property. The loan proceeds are to be utilized by the Company toward (a) payment in full of the outstanding term loan by the Company in favor of the same bank in the amount of $1,500,000 plus interest (see Note 4(a) above) and
   (b) its costs for the renovations to the portions of the premises in connection with the Company's sublease of a significant portion of the building. The interest rate on the loan is 8 1/2% for a period of five (5) years and six (6) months, with such rate to change on the first day of the sixty-seventh (67th) month of the term to a rate equal to the then prime rate plus 1/4%, fixed for the balance of the term. The loan is to become due and payable on the first day of the month following the expiration of ten (10) years and six (6) months from the closing date. During the first six (6) months of the term, the Company is to have the option to secure advances against the loan amount with the loan to convert to a ten (10) year term at the expiration of the initial six (6) month period thereof. As of January 31, 1997, construction period interest incurred amounted to $5,813 which amount was capitalized as part of the renovations.

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

(c)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. On September 6, 1995, the maturity date of the mortgage was extended to March 31, 1998. The interest rate of 10% continued until March 31, 1996 and from April 1, 1996 the interest rate was established at the bank's prevailing rate as at March 31, 1996, which was 7 3/8%. During the renewal period there will be no change in the constant quarterly payments of interest and principal in the amount of $37,263.

(d)On October 28, 1994, the existing first mortgage loan balance on the Fishkill property was paid down by a $200,000 payment and the due date of the mortgage loan was extended for a period of five (5) years from November 1, 1994. The annual interest rate was reduced from 10% to 9% and the principal and interest payments are to be made in constant monthly amounts based upon a fifteen (15) year payout period.

(e)The mortgage loan, which is self-amortizing, matures September 30, 2002. The loan is payable at an annual interest rate of 7%. Under the terms of the loan, constant monthly payments, including interest and principal, commenced April 1, 1994 in the amount of $33,767, until October 1, 1997, at which time the monthly payments of interest and principal increase to $36,540.

5.   Long-Term Debt - Other:

     Long-Term debt - other consists of the following:



                                                                    January 31, 1997                  July 31, 1996
                                                            -------------------------------  -------------------------------

                                                                Due Within       Due After       Due Within       Due After
                                                                 One Year        One Year         One Year        One Year
                                                            --------------- ---------------  --------------- ---------------

Deferred compensation  *                                          $104,000        $407,333          $60,667        $459,333
Lease security deposits  **                                            -           277,185              -           580,376
                                                              -------------   -------------    -------------   -------------
    Total                                                         $104,000        $684,518          $60,667      $1,039,709
                                                              =============   =============    =============   =============



     * In fiscal 1964 the Company entered into a deferred compensation agreement with Max L. Shulman, its then Chairman of the Board. This agreement, as amended, provides for a total of $520,000 to be paid in monthly installments of $8,666.67 for a period of 60 months, payable upon the expiration of his employment, retirement or permanent disability as defined in the agreement, or death. Mr Shulman retired as an employee on December 31, 1996.

     **Does not include three irrevocable letters of credit totaling
       $440,000 provided by three tenants as lease security deposits.



6.   Property and Equipment - Net:




                                                                  January 31,        July 31,
                                                                     1997             1996
                                                                ---------------  ---------------
Property  and  equipment - at cost:
  Buildings and improvements                                       $32,092,608      $31,988,028
  Improvements  to  leased  property                                 9,143,368        9,131,836
  Fixtures and equipment                                               510,109          493,748
  Land                                                               4,008,835        4,008,835
  Other                                                                171,183          171,183
  Construction in progress                                           1,177,840              -
                                                                  -------------    -------------
                                                                    47,103,943       45,793,630
  Less accumulated depreciation and amortization                    20,184,711       19,713,124
                                                                  -------------    -------------
     Property and equipment - net                                  $26,919,232      $26,080,506
                                                                  =============    =============



7.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at January 31, 1997 in the amount of $1,341,699, secured by the Company's marketable securities, accrues interest, which at January 31, 1997, was at the annual rate of 7 1/2%.


8.   Unbilled Receivables:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.


9.   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $33,750 and $68,175 as contributions to the Plan for the three and six months ended January 31, 1997, respectively, and $35,000 and $70,000 as contributions to the Plan for the three and six months ended January 31, 1996, respectively.



10.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.




Supplemental disclosure:
                                                          Six Months Ended
                                                            January 31,
                                                  ------------------------------
                                                       1997           1996
                                                     __________     __________
Interest paid                                           $353,538       $341,827
Income taxes paid                                        $50,489        $70,205


11. Financial Accounting Standards No. 121:

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. FAS 121 requires the recognition of an impairment loss related to long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the adoption of the new accounting standard will not have any effect on the consolidated financial statements.

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

     The Company derives rental income from twenty-eight tenants, of which two tenants each accounted for more than 10% of rental income during the quarter ended January 31, 1997. The City of New York is one of the two tenants and the other tenant is 510 Fulton Street Realty Associates, the owners of which are long established in business.

     McCrory Stores Corporation ("McCrory"), which occupied space in the Company's Jowein Building in the Fulton Mall in downtown Brooklyn, New York, and whose lease, as amended, extended to April 29, 2010, filed for relief under Chapter 11 of the Bankruptcy Code in February 1992. McCrory rejected its lease, as amended, with the Company with the approval of the Bankruptcy Court effective January 31, 1994.
     The Company has filed a proof of claim with the United States Bankruptcy Court, Southern District of New York in the total amount of $7,753,732 for damages arising from the rejection of the lease ("Lease Rejection Claim") and a proof of claim in the amount of $86,650 for pre-petition unpaid rent, which amount has been allowed in the reduced amount of $84,354.39, without prejudice to McCrory's right to assert other and further objections. The Company has also filed an administrative claim in the amount of approximately $296,000 ("Administrative Claim") for damages resulting from McCrory's failure to repair and maintain the premises as required by the lease. McCrory has filed an objection to the Company's Lease Rejection Claim and Administrative Claim, and asserts that no amount is due and owing. The Company has not included its claim against McCrory in its financial statements due to the pending litigation over the Lease Rejection Claim and Administrative Claim and the uncertainty of the amount that may ultimately be allowed and collected. The Company has leased approximately 69,000 square feet of the approximate 99,000 square feet of space surrendered by McCrory. The remander of the space of approximately 30,000 square feet is not leaseable due to the renovations required to accommodate six tenants where formerly there was one. The rental income to be derived from the six tenants over the terms of their leases will be approximately $5,040,000 less than the total rental income that would have been due from McCrory for the period February 1, 1994 through April 29, 2010, the termination date of the McCrory lease.

     Jamesway Corporation ("Jamesway"), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996 but continued occupancy until March 22, 1996. The Company has filed an unsecured claim in the amount of approximately $981,255 for damages resulting from the rejection of the lease and an administrative priority claim in the amount of approximately $189,000 for certain amounts due under the lease after the filing of Jamesway's Chapter 11 petition and for the costs of repairs resulting from Jamesway's failure to fulfill its repair and maintenance obligations under the lease. The Company has made no provision in its financial statements for the claims filed against Jamesway due to the uncertainty of the amount that may ultimately be allowed and collected, except for the pre-petition rental obligations claim of $31,971, which amount is included in the unsecured claim of approximately $981,255.

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

                         J. W. MAYS, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended January 31, 1997 Compared to the Three Months Ended January 31, 1996:

In the three months ended January 31, 1997, the Company reported income in the amount of $99,877, or $.05 per share. The comparable 1996 quarter resulted in a loss of $166,598, or $.08 per share, after the pre-tax write-off of a bad debt amounting to $424,011 relating to the rejection by a tenant of its lease, discussed below. There was no comparable item in the 1997 three month period.

Rental income in the current three months increased to $2,472,658 from $2,468,181 in the comparable 1996 three months.

Real estate operating expenses increased to $1,539,028 from $1,506,188 in the 1996 quarter principally due to increased maintenance and fuel costs.

Administrative and general expenses decreased to $462,803 from $891,624 principally due to the pre-tax write-off of the bad debt of $424,011 in the 1996 three month period, discussed below.

The Company reports scheduled rental income recognized on a straight-line basis rather than rental income as it becomes receivable according to the provisions of the lease, in compliance with the provisions of Statement of Financial Accounting Standards No. 13. "Accounting for Leases". The excess of the scheduled rental income of Jamesway recognized on a straight-line basis over rental income reported through January 31, 1996, amounted to $424,011 and such amount was written off and classified as a bad debt.

Depreciation and amortization expense in the current three months increased to $238,119 from $222,684 in the three months ended January 31, 1996 because of additional improvements to property.

Interest expense exceeded investment income by $109,831 in the current quarter and by $108,283 in the comparable 1996 quarter, principally due to the increased interest on the broker loan discussed in Note 7 and the loan facility discussed in Notes 4(a) and (b) to Consolidated Financial Statements.


Six Months Ended January 31, 1997 Compared to the Six Months Ended January 31, 1996:

In the six months ended January 31, 1997, the Company reported income in the amount of $199,877, or $.09 per share. The comparable 1996 six month period resulted in a loss of $236,120, or $.11 per share, after the pre-tax write-off of a bad debt amounting to $424,011 relating to the rejection by a tenant of its lease, discussed above. There was no comparable item in the 1997 six month period.

Rental income in the current six months increased to $4,914,667 from $4,494,435 in the comparable 1996 six months, primarily due to the addition of three tenants.

Real estate operating expenses increased to $2,963,144 from $2,778,806 in the 1996 comparable period principally due to increased maintenance and fuel costs, offset in part, by an allowed credit for utility costs and a decrease in real estate taxes in the 1996 six month period.

Administrative and general expenses decreased to $968,039 from $1,407,904 principally due to a pre-tax write-off of a bad debt of $424,011, in the 1996 six month period, discussed above, and a decrease in insurance and legal and professional costs..

Depreciation and amortization expense in the current six months increased to $471,587 from $439,768 in the six months ended January 31, 1996 because of additional improvements to property.

Interest expense exceeded investment income in the amount of $226,020 in the current six month period and by $215,077 in the six months ended January 31, 1996 principally due to the increased interest on the broker loan discussed in Note 7 and the loan facility discussed in Notes 4(a) and (b) to Consolidated Financial Statements.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

The leasing of 69,000 square feet of space in the Jowein Building located in the Fulton Mall in downtown Brooklyn, New York to three chain store tenants and two additional tenants for retail space and one tenant for office space, the leasing of 25,000 square feet to the U. S. Post Office in Fishkill, New York and the leasing to the State of New York of approximately 46,000 square feet of office space for two tenants in the Company's former store in Jamaica, New York, will provide additional working capital for the Company. The Jamaica leases are anticipated to commence in May 1997. To defray the costs of renovations for the State occupancy, the Company borrowed from a bank the principal amount of $2,500,000 (see Note 4(b) to Consolidated Financial Statements). As of January 31, 1997, the Company secured an advance of $800,000 against the principal amount of $2,500,000.

The Company had working capital of $1,779,026, with a ratio of current assets to current liabilities of 1.7 to 1 at January 31, 1997.

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

     (15) Letter re unaudited interim financial information.      N/A

     (18) Letter re change in accounting principles.              N/A

     (19) Report furnished to security holders.                   N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                    N/A

     (24) Power of attorney.                                      N/A

     (27) Financial data schedule.                                N/A

     (99) Additional exhibits.                                    N/A


   (b) Reports on Form 8-K - A report on Form 8-K, dated November 26, 1996, was filed by the Company during the quarter for which this report on Form 10-Q is being filed.

        Item reported - Max L. Shulman resigned his position as Co-Chairman of the Board of Directors and his position on the various committees on which he served as Chairman. Max L. Shulman remains as a director of the Company. Lloyd J. Shulman was elected as Chairman of the Board of Directors and continues as President and Chief Executive Officer and Chief Operating Officer of the Company. Lloyd J. Shulman was also elected Chairman of the various committees on which he served.

        Financial Statements filed - None

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     March 7, 1997                        Lloyd J. Shulman

                                              Lloyd J. Shulman
                                              Chairman



Date     March 7, 1997                        Alex Slobodin

                                              Alex Slobodin
                                              Exec. Vice-President
                                             (Principal Financial Officer)