Form 10-Q
period 1997-04-30
MAYS J W INC
filed 1997-06-10
CIK 54187

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

                                             This report contains 17 pages.

                            J. W. MAYS,  INC.

                                  INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Operations
            and Retained Earnings                             4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 13

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             14 - 15


Part II  -  Other Information                                 16


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET

                                                                      April 30,        July 31,
                             ASSETS                                     1997             1996
 ---------------------------------------------------------------  ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 5 and 7)                        $28,271,887      $26,080,506
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             742,082          412,653
  Marketable securities - other investments (Notes 4 and 8)           2,728,583        2,792,800
  Receivables                                                           254,077          315,179
  Deferred income taxes                                                 118,000           67,000
  Prepaid expenses                                                      699,598        1,171,896
  Income taxes refundable                                                   -              4,496
  Real estate taxes refundable                                              -             13,409
                                                                   -------------    -------------
       Total current assets                                           4,542,340        4,777,433
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,583,894        2,414,194
  Less accumulated amortization                                       1,011,290          883,229
                                                                   -------------    -------------
       Net                                                            1,572,604        1,530,965
  Security deposits                                                     584,743          887,121
  Unbilled receivables (Note 9)                                       4,427,788        4,126,436
  Receivables                                                           195,127          194,453
  Marketable securities - other investments (Notes 4 and 8)              98,550           98,056
  Deferred income taxes                                                     -             76,000
                                                                   -------------    -------------
       Total other assets                                             6,878,812        6,913,031
                                                                   -------------    -------------

        TOTAL ASSETS                                                $39,693,039      $37,770,970
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------
Long-Term Debt:
  Mortgages payable (Note 5)                                         $8,842,090       $6,964,717
  Other (Note 6)                                                        664,799        1,039,709
                                                                   -------------    -------------
       Total long-term debt                                           9,506,889        8,004,426
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 8)                               1,280,992        1,497,320
  Accounts payable                                                       39,145           32,460
  Payroll and other accrued liabilities                                 532,133          546,370
  Income taxes payable                                                    5,725              -
  Other taxes payable                                                     3,105            5,194
  Current portion of long-term debt - mortgages payable (Note 5)        762,288          483,450
  Current portion of long-term debt - other (Note 6)                    104,000           60,667
                                                                   -------------    -------------
       Total current liabilities                                      2,727,388        2,625,461
                                                                   -------------    -------------

  Deferred Income Taxes                                                  67,000              -
                                                                   -------------    -------------

       Total liabilities                                             12,301,277       10,629,887
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities (Note 4)              55,684           17,261
  Retained earnings                                                  22,101,410       21,883,520
                                                                   -------------    -------------
                                                                     27,681,636       27,425,323
  Less common stock held in treasury, at cost - 42,493
    shares at April 30, 1997 and 41,900 at July 31, 1996                289,874          284,240
                                                                   -------------    -------------
       Total shareholders' equity                                    27,391,762       27,141,083
                                                                   -------------    -------------

Commitments and Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $39,693,039      $37,770,970
                                                                   =============    =============


See Notes to the Consolidated Financial Statements.



                           J.  W. MAYS, INC.

     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS


                                                                            Three Months Ended              Nine Months Ended
                                                                                April 30,                       April 30,
                                                                      -------------- ---------------  -------------- ---------------
                                                                          1997           1996             1997           1996
                                                                                                    <
                                                                      -------------  -------------    -------------  -------------
                                                                       (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)

Revenues
  Rental income                                                          $2,429,193     $2,429,902       $7,343,860     $6,924,337
                                                                       -------------  -------------    -------------  -------------


Expenses
  Real estate operating expenses                                          1,490,821      1,510,799        4,453,965      4,289,605
  Administrative and general expenses                                       489,693        549,219        1,457,732      1,957,123
  Depreciation and amortization                                             251,217        224,384          722,804        664,152
                                                                       -------------  -------------    -------------  -------------
       Total expenses                                                     2,231,731      2,284,402        6,634,501      6,910,880
                                                                       -------------  -------------    -------------  -------------
Income  before investment income,
  interest expense and income taxes                                         197,462        145,500          709,359         13,457
                                                                       -------------  -------------    -------------  -------------
Investment income and interest expense
  Investment income                                                          64,006         61,392          189,966        186,558
  Interest expense                                                         (168,455)      (171,359)        (520,435)      (511,602)
                                                                       -------------  -------------    -------------  -------------
                                                                           (104,449)      (109,967)        (330,469)      (325,044)
                                                                       -------------  -------------    -------------  -------------

Income (loss) before income taxes                                            93,013         35,533          378,890       (311,587)
Income taxes provided (benefit)                                              75,000         31,400          161,000        (79,600)
                                                                       -------------  -------------    -------------  -------------
Income (loss)                                                                18,013          4,133          217,890       (231,987)

Retained earnings, beginning of period                                   22,083,397     21,788,686       21,883,520     22,024,806
                                                                       -------------  -------------    -------------  -------------
Retained earnings, end of period                                        $22,101,410    $21,792,819      $22,101,410    $21,792,819
                                                                       =============  =============    =============  =============

Income (loss) per common share                                                 $.01           $-               $.10          $(.11)
                                                                       =============  =============    =============  =============

Dividends per share                                                            $-             $-               $-             $-
                                                                       =============  =============    =============  =============

Weighted average common shares outstanding                                2,136,124      2,136,397        2,136,308      2,136,397
                                                                       =============  =============    =============  =============


See Notes to the Consolidated Financial Statements.




                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Nine Months Ended
                                                                             April 30,
                                                                  ------------------------------
                                                                      1997             1996
                                                                  -------------    -------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities
Income (loss)                                                          $217,890        $(231,987)

Adjustments to reconcile income (loss) to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                    (251)             530
  Realized gain on marketable securities                                  2,360              -
  Depreciation and amortization                                         722,804          664,152
  Amortization of deferred expenses                                     165,730          185,656
  Other assets - deferred expenses                                     (207,369)        (267,412)
                      - security deposits                               302,378         (418,447)
                      - unbilled receivables                           (301,352)         (34,052)
  Deferred income taxes                                                  73,000         (170,800)

Changes in:
  Receivables                                                            60,428          (29,176)
  Prepaid expenses                                                      472,298          396,309
  Income taxes refundable                                                 4,496              -
  Real estate taxes refundable                                           13,409              -
  Accounts payable                                                        6,685          (33,778)
  Payroll and other accrued liabilities                                 (14,237)          91,554
  Income taxes payable                                                    5,725           (5,098)
  Other taxes payable                                                    (2,089)          (1,158)
                                                                   -------------    -------------
     Cash provided by operating activities                            1,521,905          146,293
                                                                   -------------    -------------

Cash Flows From Investing Activities
  Capital expenditures                                               (2,914,185)      (1,382,399)
  Marketable securities - other investments:
    Receipts from sales or maturities                                   170,000          326,132
    Payments for purchases                                              (50,963)        (200,915)
                                                                   -------------    -------------
       Cash  (used in) investing activities                          (2,795,148)      (1,257,182)
                                                                   -------------    -------------

Cash Flows From Financing Activities
  Borrowings - mortgage debt and term-loan                            2,500,000        1,250,000
  Borrowings - securities broker                                        129,347          477,080
  Payments   - securities broker                                       (345,675)        (860,380)
  Increase (decrease) in long-term debt and other - short-term          322,171          231,619
  Increase (decrease) in long-term debt and other - long-term          (997,537)        (114,404)
  Purchase of treasury stock                                             (5,634)             -
                                                                   -------------    -------------
      Cash provided  by financing activities                          1,602,672          983,915
                                                                   -------------    -------------

Increase (decrease) in cash                                             329,429         (126,974)

Cash and cash equivalents at beginning of period                        412,653          490,315
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $742,082         $363,341
                                                                   =============    =============

See Notes to the Consolidated Financial Statements.




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



Marketable Securities - Other Investments  (continued)


            As of April 30, 1997, the Company's marketable securities were classified as follows:


                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current
            Available for sale
              Equity securities                                   $2,617,940        $82,684             $-       $2,700,624
              Certificate of deposit                                  27,959            -                -           27,959
                                                                -------------  -------------    -------------  -------------
                   Total current                                  $2,645,899        $82,684             $-       $2,728,583
                                                                -------------  -------------    -------------  -------------

  Noncurrent
            Held to maturity
              Corporate debt securities                              $98,550         $3,232             $-         $101,782
                                                                -------------  -------------    -------------  -------------




  Investment income consists of the following:
                                                                    Three Months Ended              Nine Months Ended
                                                                         April 30,                       April 30,
                                                              ------------------------------  ------------------------------
                                                                   1997           1996             1997           1996
                                                                __________       __________       __________     __________
              Interest income                                         $9,132         $7,914          $26,197        $28,533
              Dividend income                                         55,604         53,112          166,129        157,659
              Gain (loss) on sale of marketable securities              (730)           366           (2,360)           366
                                                                -------------  -------------    -------------  -------------
                 Total                                               $64,006        $61,392         $189,966       $186,558
                                                                =============  =============    =============  =============



4. Long-Term Debt:


                                                                           April 30, 1997                   July 31, 1996
                                                                   ------------------------------  ----------------------------
                                               Current
                                               Annual    Final           Due            Due              Due           Due
                                              Interest  Payment        Within          After           Within         After
                                                Rate      Date        One Year       One Year         One Year      One Year
                                               -------  --------    -------------  -------------    -------------  -----------

Term loan payable to bank                 (a) Variable    2/01/07            $-             $-            $20,682   $1,479,318
Mortgages:
  Jamaica, New York Property              (b)      8.5%   4/01/07         266,667      3,733,333                -            -
  Jowein Building, Brooklyn, N.Y.         (c)        9%   3/31/00          74,749        778,345           83,825      831,560
  Fishkill, New York Property             (d)        9%  11/01/99         116,209      2,473,302          108,651    2,561,428
  Circleville, Ohio Property              (e)        7%   9/30/02         296,644      1,661,724          262,767    1,890,947
  Other                                            8.5%   5/01/01           8,019        195,386            7,525      201,464
                                                                     -------------  -------------    -------------  -----------
       Total                                                             $762,288     $8,842,090         $483,450   $6,964,717
                                                                     =============  =============    =============  ===========




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

5.   Long-Term Debt - Other:

     Long-Term debt - other consists of the following:



                                                                     April 30, 1997                    July 31, 1996
                                                            -------------------------------  -------------------------------

                                                               Due Within       Due After       Due Within       Due After
                                                                One Year        One Year         One Year        One Year
                                                            --------------- ---------------  --------------- ---------------

Deferred compensation  *                                          $104,000        $381,334          $60,667        $459,333
Lease security deposits  **                                            -           283,465              -           580,376
                                                              -------------   -------------    -------------   -------------
    Total                                                         $104,000        $664,799          $60,667      $1,039,709
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



6.   Property and Equipment - Net:




                                                                   April 30,         July 31,
                                                                     1997             1996
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $32,101,198      $31,988,028
  Improvements  to  leased  property                                 9,143,368        9,131,836
  Land                                                               4,008,835        4,008,835
  Construction in progress                                           2,773,123              -
                                                                  -------------    -------------
                                                                    48,026,524       45,128,699
  Less accumulated depreciation                                     19,916,470       19,233,598
                                                                  -------------    -------------
     Property - net                                                 28,110,054       25,895,101
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               510,109          493,748
  Other fixed assets                                                   171,183          171,183
                                                                  -------------    -------------
                                                                       681,292          664,931
  Less accumulated depreciation                                        519,459          479,526
                                                                  -------------    -------------
    Fixtures and equipment and other - net                             161,833          185,405
                                                                  -------------    -------------

        Property and equipment - net                               $28,271,887      $26,080,506
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




Supplemental disclosure:
                                                        Nine Months Ended
                                                            April 30,
                                                  ------------------------------
                                                       1997           1996
                                                     __________     __________
Interest paid                                          $494,814       $517,204
Income taxes paid                                       $77,779        $96,298



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




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     March 7, 1997                        Lloyd J. Shulman
                                              ----------------------
                                              Lloyd J. Shulman
                                              Chairman



Date     March 7, 1997                        Alex Slobodin
                                              ----------------------
                                              Alex Slobodin
                                              Exec. Vice-President
                                             (Principal Financial Officer)