Form 10-Q/A
period 1997-04-30
MAYS J W INC
filed 1997-07-17
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 1997

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

Number of shares outstanding of the issuer's common stock as of the latest practicable date.

        Class                                Outstanding at June 5, 1997
Common Stock,  $1 par value                       2,135,804 shares

                                             This report contains 17 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Operations
            and Retained Earnings                             4

          Consolidated Statement of Cash Flows                5

          Notes to the Consolidated Financial Statements      6 - 12

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             13 - 15


Part II  -  Other Information                                 16


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET

                                                                      April 30,        July 31,
                             ASSETS                                     1997             1996
 ---------------------------------------------------------------  ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 5 and 7)                        $28,271,887      $26,080,506
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             742,082          412,653
  Marketable securities - other investments (Notes 4 and 8)           2,728,583        2,792,800
  Receivables                                                           254,077          315,179
  Deferred income taxes                                                 118,000           67,000
  Prepaid expenses                                                      699,598        1,171,896
  Income taxes refundable                                                   -              4,496
  Real estate taxes refundable                                              -             13,409
                                                                   -------------    -------------
       Total current assets                                           4,542,340        4,777,433
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,583,894        2,414,194
  Less accumulated amortization                                       1,011,290          883,229
                                                                   -------------    -------------
       Net                                                            1,572,604        1,530,965
  Security deposits                                                     584,743          887,121
  Unbilled receivables (Note 9)                                       4,427,788        4,126,436
  Receivables                                                           195,127          194,453
  Marketable securities - other investments (Notes 4 and 8)              98,550           98,056
  Deferred income taxes                                                     -             76,000
                                                                   -------------    -------------
       Total other assets                                             6,878,812        6,913,031
                                                                   -------------    -------------

        TOTAL ASSETS                                                $39,693,039      $37,770,970
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

2.   Income (loss) per common share:

   Income (loss) per common share has been computed by dividing the income
   (loss) for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income (loss) per common share were 2,136,124 and 2,136,308 in the three and nine months ended April 30, 1997, respectively, and 2,136,397 in each of the comparable 1996 three and nine month periods.

3. Financial Accounting Standards No. 121:

   In May 1995, the Financial Accounting Standards Board issued statement of Financial Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. FAS 121 requires the recognition of an impairment loss related to long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the sum of its expected future cash flows. In such case, the asset's carrying value must be written down to fair value. Adoption of this accounting standard did not have any effect on the Company's consolidated financial position or results of operation.

4. Marketable Securities - Other Investments:

     Marketable Securities available for Sale are classified as current assets because the Company anticipates that the funds will be required to apply to the cost of renovation of the Jamaica building to accommodate new tenants for occupancy in May, 1997.


Marketable Securities - Other Investments  (continued)


            As of April 30, 1997, the Company's marketable securities were classified as follows:


                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current
            Available for sale
              Equity securities                                   $2,617,940        $82,684             $-       $2,700,624
              Certificate of deposit                                  27,959            -                -           27,959
                                                                -------------  -------------    -------------  -------------
                   Total current                                  $2,645,899        $82,684             $-       $2,728,583
                                                                -------------  -------------    -------------  -------------

  Noncurrent
            Held to maturity
              Corporate debt securities                              $98,550         $3,232             $-         $101,782
                                                                -------------  -------------    -------------  -------------




  Investment income consists of the following:
                                                                    Three Months Ended              Nine Months Ended
                                                                         April 30,                       April 30,
                                                              ------------------------------  ------------------------------
                                                                   1997           1996             1997           1996
                                                                __________       __________       __________     __________
              Interest income                                         $9,132         $7,914          $26,197        $28,533
              Dividend income                                         55,604         53,112          166,129        157,659
              Gain (loss) on sale of marketable securities              (730)           366           (2,360)           366
                                                                -------------  -------------    -------------  -------------
                 Total                                               $64,006        $61,392         $189,966       $186,558
                                                                =============  =============    =============  =============



5. Long-Term Debt:


                                                                           April 30, 1997                   July 31, 1996
                                                                   ------------------------------  ----------------------------
                                               Current
                                               Annual    Final           Due            Due              Due           Due
                                              Interest  Payment        Within          After           Within         After
                                                Rate      Date        One Year       One Year         One Year      One Year
                                               -------  --------    -------------  -------------    -------------  -----------

Term loan payable to bank                 (a) Variable    2/01/07            $-             $-            $20,682   $1,479,318
Mortgages:
  Jamaica, New York Property              (b)    8 1/2%   4/01/07         266,667      3,733,333                -            -
  Jowein Building, Brooklyn, N.Y.         (c)        9%   3/31/00          74,749        778,345           83,825      831,560
  Fishkill, New York Property             (d)        9%  11/01/99         116,209      2,473,302          108,651    2,561,428
  Circleville, Ohio Property              (e)        7%   9/30/02         296,644      1,661,724          262,767    1,890,947
  Other                                          8 1/2%   5/01/01           8,019        195,386            7,525      201,464
                                                                     -------------  -------------    -------------  -----------
       Total                                                             $762,288     $8,842,090         $483,450   $6,964,717
                                                                     =============  =============    =============  ===========



(a)On August 17, 1995, the Company entered into an agreement with a bank wherein the bank approved a $1,500,000 loan facility for the Company to use to fund building construction/renovation costs to accommodate tenants under lease. The Company had taken down the $1,500,000 and repaid the amount on September 11, 1996 (see Note 5(b) below). There was no prepayment penalty for early repayment of the loan.

(b)The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000, the loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica property. The loan proceeds were utilized by the Company toward (a) payment in full of the outstanding term loan by the Company in favor of the same bank in the amount of $1,500,000 plus interest (see Note 5(a) above) and (b) its costs for the renovations to the portions of the premises in connection with the Company's sublease of a significant portion of the building. Although the loan was closed on September 11, 1996 the entire $4,000,000 was not drawn down until March 31, 1997. As of October 31, 1996 the Company had taken down $1,500,000. Additional amounts of $800,000, $800,000 and $900,000 were taken down December 30, 1996, February 3, 1997 and March 31, 1997, respectively. The interest rate on the loan is 8 1/2% for a period of five (5) years and six
   (6) months, with such rate to change on the first day of the sixty-seventh
   (67th) month of the term to a rate equal to the then prime rate plus 1/4%, fixed for the balance of the term. The loan is to become due and payable on the first day of the month following the expiration of ten (10) years and six (6) months from the closing date. During the first six (6) months of the term, the Company is to have the option to secure advances against the loan amount with the loan to convert to a ten (10) year term at the expiration of the initial six (6) month period thereof. As of April 30, 1997, construction period interest incurred amounted to $45,845 which amount was capitalized as part of the renovations.

   Payments are payable in arrears, on the first day of each and every month during the term, calculated (a) during the initial six (6) month period of the term, interest only, and (b) during the final ten (10) year period of the term, at the sum of the interest plus amortization sufficient to fully liquidate the loan over a fifteen (15) year period. As additional security, the Company conditionally assigned to the bank certain leases and rents on the premises, or portions thereof, now existing and assigned certain leases on the premises hereafter consummated. The Company has an option to prepay principal, in whole or in part, plus interest accrued thereon, at any time during the term, upon thirty (30) days prior notice to the bank, without premium or penalty. Other provisions of the loan agreement provide certain restrictions on the incurrence of indebtedness and the sale or transfer of the Company's ground lease interest in the premises.

(c)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. Effective April 1, 1997, the maturity date of the mortgage which was scheduled to be on March 31, 1998, was extended to March 31, 2000. The interest rate increased from 7 3/8% to 9% commencing April 1, 1997. During the renewal period there will be no change in the constant quarterly payments of interest and principal in the amount of $37,263.

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


6.   Long-Term Debt - Other:

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

     **Does not include three irrevocable letters of credit totaling $275,000 provided by three tenants as lease security deposits.

7.   Property and Equipment - Net:



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
                                                                  =============    =============



8.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at April 30, 1997 in the amount of $1,280,992, secured by the Company's marketable securities, accrues interest, which at April 30, 1997, was at the annual rate of 7 3/4%.


9.   Unbilled Receivables:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.


10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $33,750 and $101,925 as contributions to the Plan for the three and nine months ended April 30, 1997, respectively, and $35,000 and $105,000 as contributions to the Plan for the three and nine months ended April 30, 1996, respectively.

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

     The Company derives rental income from twenty-eight tenants, of which two tenants each accounted for more than 10% of rental income during the quarter ended April 30, 1997. The City of New York is one of the two tenants and the other tenant is 510 Fulton Street Realty Associates, the owners of which are long established in business.

     McCrory Stores Corporation ("McCrory"), which occupied space in the Company's Jowein Building in the Fulton Mall in downtown Brooklyn, New York, and whose lease, as amended, extended to April 29, 2010, filed for relief under Chapter 11 of the Bankruptcy Code in February 1992. McCrory rejected its lease, as amended, with the Company with the approval of the Bankruptcy Court effective January 31, 1994. The Company has filed a proof of claim with the United States Bankruptcy Court, Southern District of New York in the total amount of $7,753,732 for damages arising from the rejection of the lease ("Lease Rejection Claim") and a proof of claim in the amount of $86,650 for pre-petition unpaid rent, which amount has been allowed in the reduced amount of $84,354.39, without prejudice to McCrory's right to assert other and further objections. The Company has also filed an administrative claim in the amount of approximately $296,000 ("Administrative Claim") for damages resulting from McCrory's failure to repair and maintain the premises as required by the lease. McCrory has filed an objection to the Company's Lease Rejection Claim and Administrative Claim, and asserts that no amount is due and owing. The Company has not included its claim against McCrory in its financial statements due to the pending litigation over the Lease Rejection Claim and Administrative Claim and the uncertainty of the amount that may ultimately be allowed and collected. The Company has leased approximately 69,000 square feet of the approximate 99,000 square feet of space surrendered by McCrory. The remainder of the space of approximately 30,000 square feet is not leaseable due to the renovations required to accommodate six tenants where formerly there was one. The rental income to be derived from the six tenants over the terms of their leases will be approximately $5,040,000 less than the total rental income that would have been due from McCrory for the period February 1, 1994 through April 29, 2010, the termination date of the McCrory lease.

     Jamesway Corporation ("Jamesway"), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996 but continued occupancy until March 22, 1996. The Company has filed an amended unsecured claim in the amount of $883,635 for damages resulting from the breach and rejection of the lease and an administrative priority claim in the amount of approximately $189,000 for certain amounts due under the lease after the filing of Jamesway's Chapter 11 petition and for the costs of repairs resulting from Jamesway's failure to fulfill its repair and maintenance obligations under the lease. The Company has made no provision in its financial statements for the claims filed against Jamesway due to the uncertainty of the amount that may ultimately be allowed and collected, except for the pre-petition rental obligations claim of $31,971, which amount is included in the unsecured claim of approximately $883,635. Jamesway has recently stated in its Amended Disclosure Statement for Debtors' Amended Joint Liquidating Plan of Reorganization dated as of April 15, 1997, that creditors will receive distributions equal to approximately 44% of the allowed amounts of their unsecured claims. Accordingly, it is the opinion of management that the Company will realize in excess of $31,971 from the Company's amended unsecured claim of $883,635 and the Company's administrative claim in the amount of approximately $189,000.

     The Company reports scheduled rental income recognized on a straight-line basis rather than rental income as it becomes a receivable according to the provisions of the lease, in compliance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The excess of the scheduled rental income of McCrory, recognized on a straight-line basis over rental income reported through January 31, 1994, the effective date of McCrory's rejection of its lease, amounts to $708,673 and such amount was written off and classified as a bad debt during the twelve month period ended July 31, 1994. The excess of the scheduled rental income of Jamesway recognized on a straight-line basis over rental income reported through January 31, 1996, amounted to $424,011 and such amount was written off and classified as a bad debt during the twelve month period ended July 31, 1996.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended April 30, 1997 Compared to the Three Months Ended April 30, 1996:

In the three months ended April 30, 1997, the Company reported income in the amount of $18,013, or $.01 per share. The comparable 1996 quarter resulted in income of $4,133.

Rental income in the current three months amounted to $2,429,193 compared to $2,429,902 in the comparable 1996 three months.

Real estate operating expenses decreased to $1,490,821 from $1,510,799 in the 1996 quarter principally due to decreased maintenance costs.

Administrative and general expenses decreased to $489,693 from $549,219 principally due to decreased professional and insurance costs.

Depreciation and amortization expense in the current three months increased to $251,217 from $224,384 in the three months ended April 30 1996 because of additional improvements to property.

Interest expense exceeded investment income by $104,449 in the current quarter and by $109,967 in the comparable 1996 quarter, principally due to the increased interest on the broker loan discussed in Note 8 and the loans discussed in Notes 5(a) and (b) to the Consolidated Financial Statements.


Nine Months Ended April 30, 1997 Compared to the Nine Months Ended April 30,
1996:

In the nine months ended April 30, 1997, the Company reported income in the amount of $217,890, or $.10 per share. The comparable 1996 nine month period resulted in a loss of $231,987, or $.11 per share, after the pre-tax write-off of a bad debt amounting to $424,011 relating to the rejection by a tenant of its lease, discussed below. There was no comparable item in the 1997 nine month period.

Rental income in the current nine months increased to $7,343,860 from $6,924,337 in the comparable 1996 nine months, primarily due to the addition of three tenants.

Real estate operating expenses increased to $4,453,965 from $4,289,605 in the 1996 comparable period principally due to increased real estate taxes, electricity and fuel costs, offset in part by an allowed credit for water and sewage costs in the 1996 nine month period.

Administrative and general expenses decreased to $1,457,732 from $1,957,123 principally due to a pre-tax write-off of a bad debt of $424,011 in the 1996 nine month period, discussed below, and a decrease in insurance and legal and professional costs.

The Company reports scheduled rental income recognized on a straight-line basis rather than rental income as it becomes a receivable according to the provisions of the lease, in compliance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The excess of the scheduled rental income of Jamesway recognized on a straight-line basis over rental income reported through January 31, 1996, amounted to $424,011 and such amount was written off and classified as a bad debt in the 1996 nine month period.

Depreciation and amortization expense in the current nine months increased to $722,804 from $664,152 in the nine months ended April 30, 1996 because of additional improvements to property.

Interest expense exceeded investment income in the amount of $330,469 in the current nine month period and by $325,044 in the nine months ended April 30, 1996 principally due to the increased interest on the broker loan discussed in
Note 8 and the loans discussed in Notes 5(a) and (b) to the Consolidated Financial Statements.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Cash Flows From Operating Activities:

Other Assets: Security Deposits - The Company refunded to a tenant that vacated the premises at the Jowein building, Brooklyn, New York its security deposit in the amount of $305,737.

          Deferred Expenses - The Company had an expenditure of approximately $152,000 for costs incurred to obtain loan financing for renovations to be performed at the Jamaica, New York building to accommodate two new tenants.

Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of approximately $2,773,000 for renovations at its Jamaica, New York building to accommodate two new tenants.

Cash Flows From Financing Activities:

Borrowings: Mortgage Debt - The Company took down a loan in the aggregate amount of $2,500,000 from a bank to apply to the cost of renovations to the Jamaica, New York building to accommodate two new tenants. (See Note 5(b) to the Consolidated Financial Statements).

Lease Security: The Company refunded to a tenant that vacated its premises in the Jowein building, Brooklyn, New York its security deposit in the amount of $305,737.

The leasing of 69,000 square feet of space in the Jowein Building located in the Fulton Mall in downtown Brooklyn, New York to three chain store tenants and two additional tenants for retail space and one tenant for office space, the leasing of 25,000 square feet to the U. S. Post Office in Fishkill, New York and the leasing to the State of New York of approximately 46,000 square feet of office space for two tenants in the Company's former store in Jamaica, New York, will provide additional working capital for the Company. The Jamaica leases commenced May 1, 1997. To defray the costs of renovations for the State occupancy, the Company borrowed from a bank the principal amount of $2,500,000 (see Note 5(b) to the Consolidated Financial Statements).

The Company had working capital of $1,814,952, with a ratio of current assets to current liabilities of 1.67 to 1 at April 30, 1997.

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

     (15) Letter re unaudited interim financial information.      N/A

     (18) Letter re change in accounting principles.              N/A

     (19) Report furnished to security holders.                   N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                    N/A

     (24) Power of attorney.                                      N/A

     (27) Financial data schedule.                                N/A

     (99) Additional exhibits.                                    N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended April 30, 1997.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     June 5, 1997                          Lloyd J. Shulman
                                               -------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     June 5, 1997                          Alex Slobodin
                                               --------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)