Form 10-K
period 1997-07-31
MAYS J W INC
filed 1997-10-20
CIK 54187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                            ------------------------

        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED: JULY 31, 1997

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER: 1-3647


                                J. W. MAYS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             NEW YORK                                      11-1059070
 -------------------------------                      --------------------
 (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


     9 BOND STREET, BROOKLYN, NEW YORK                11201-5805
  ---------------------------------------             ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


       Registrant's telephone number, including area code: (718) 624-7400


      Securities registered pursuant to Section 12(b) of the Act:


        TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------      -----------------------------------------
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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO.
                                             ---     ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X] NO DELINQUENT FILERS.

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $9,268,515 AS OF SEPTEMBER 26, 1997 BASED UPON THE AVERAGE BID AND ASKED PRICE OF THE STOCK REPORTED FOR SUCH DATE. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

     The number of shares outstanding of the registrant's Common Stock as of September 26, 1997 was 2,135,780.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                            PART OF FORM 10-K
                                                          IN WHICH THE DOCUMENT
                        DOCUMENT                              IS INCORPORATED
                        --------                          ---------------------
  Annual Report to Shareholders for Fiscal
    Year Ended July 31, 1997                                  Parts I and II
  Definitive Proxy Statement for the 1997
   Annual Meeting of Shareholders                                Part III

================================================================================

                                J. W. MAYS, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1997

                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----
  Item  1. Business .....................................................     3

  Item  2. Properties ...................................................     3

  Item  3. Legal Proceedings ............................................     6

  Item  4. Submission of Matters to a Vote of Security Holders ..........     6

  Executive Officers of the Registrant ..................................     7

PART II

  Item  5. Market for Registrant's Common Stock and Related
            Shareholder Matters .........................................     7

  Item  6. Selected Financial Data ......................................     7

  Item  7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................     7

  Item  8. Financial Statements and Supplementary Data ..................     8

  Item  9. Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ......................     8

PART III

  Item 10. Directors and Executive Officers of the Registrant ...........     8

  Item 11. Executive Compensation .......................................     8

  Item 12. Security Ownership of Certain Beneficial Owners and
             Management .................................................     8

  Item 13.  Certain Relationships and Related Transactions ..............     8

PART IV

  Item 14  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K ................................................     8

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

     The Company employs approximately 30 employees and has a contract with a union covering rates of pay, hours of employment and other conditions of employment for 20% of its employees. The Company considers that its labor relations with its employees and union are good.

ITEM 2. PROPERTIES.

     The table below sets forth certain information as to each of the properties currently operated by the Company:

                                                                   APPROXIMATE
                          LOCATION                                 SQUARE FEET
                          --------                                 -----------

    1. Brooklyn, New York
         Fulton Street at Bond Street ...........................      380,000

   2. Brooklyn, New York
         Jowein Building
         Fulton Street and Elm Place ............................      430,000

    3. Jamaica, New York
         Jamaica Avenue at 169th Street .........................      297,000

    4. Fishkill, New York
         Route 9 at Interstate Highway 84 .......................      211,000
                                                                   (located on
                                                                   14.9 acres)
    5. Levittown, New York
         Hempstead Turnpike .....................................       85,800

    6. Massapequa, New York
         Sunrise Highway ........................................      133,400

    7. Circleville, Ohio
         Tarlton Road ...........................................      193,350
                                                                   (located on
                                                                   11.6 acres)
    8. Brooklyn, New York
         Truck Bays, passage facilities and tunnel--
           Schermehorn Street ..................................       17,000
         Building--Livingston Street ...........................       10,500

     Properties leased are under long-term leases for varying periods, the longest of which extends to 2013, and in most instances renewal options are included. Reference is made to Note 6 to the Consolidated Financial Statements contained in the 1997 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Jowein building, Jamaica Building, Fishkill property, Ohio property and a small part of the Company's former Brooklyn store.

1.   Brooklyn, New York--Fulton Street at Bond Street

     15% of the premises is leased by the Company under eight separate leases. Expiration dates are as follows: 1/31/2001 (2 leases); 4/30/2011 (4 leases); 6/30/2011 (1 lease); and 12/8/2013 (1 lease). One lease which expires 1/31/2001 has a 10 year option and the lease which expires 12/8/2013 has two thirty year options through 12/8/2073. There are no present plans for the improvements of this property.

     The property is currently leased to eight tenants of which six are retail tenants and two occupy office space. One tenant occupies in excess of 10% of the rentable square footage (26.11%). This tenant subleases to a flea market, department store, shoe store and various other retail shops. The lease expires April 30, 2011 with no renewal options.

                OCCUPANCY                            LEASE EXPIRATION
          --------------------                  ------------------------------
            YEAR                                   YEAR     NUMBER OF     AREA
           ENDED         RATE                     ENDED      LEASES      SQ. FT.
          -------       -----                   ---------   ---------   -------
          7/31/93       28.61%                  7/31/1998       1         3,080
          7/31/94       28.77%                  7/31/2000       1         2,140
          7/31/95       28.77%                  7/31/2001       3         3,781
          7/31/96       28.77%                  7/31/2004       1         1,140
          7/31/97       28.77%                  7/31/2006       1         6,192
                                                7/31/2011       1        92,998
                                                               --       -------
                                                                8       109,331
                                                               --       -------

    The life expectancy used to calculate depreciation varies between 18-40 years and the methods used are straight-line and declining balance.

2.   Brooklyn, New York--Jowein Building, Fulton St. & Elm Place

     Approximately 50% of the premises is owned and 50% is leased. The lease is with one landlord and expires April 30, 2010. There are no renewal options. There are no present plans for the improvement of this property. Approximately 280,000 square feet of the property is currently leased to twelve tenants of which eight are retail stores, one is a restaurant and three leases are for office space. One tenant is a New York City agency which occupies in excess of 10% of the rentable square footage (31.19%). The lease expires April 29, 2010 with no renewal options. Approximately 110,000 square feet of the building is available for lease.

                OCCUPANCY                            LEASE EXPIRATION
          --------------------                  -------------------------------
           YEAR                                   YEAR     NUMBER OF     AREA
          ENDED          RATE                     ENDED     LEASES      SQ. FT.
          ------       -------                  ---------  ---------    -------
          7/31/93       67.99%                  7/31/2001     3         34,610
          7/31/94       67.99%                  7/31/2004     1         23,603
          7/31/95       50.34%                  7/31/2007     1          5,500
          7/31/96       63.67%                  7/31/2010     7        216,613
          7/31/97       65.19%                               --        -------
                                                             12        280,326
                                                             --        -------

     The life expectancy used to calculate depreciation varies between 18-40 years and the methods used are straight-line and declining balance.

3.   Jamaica, New York--Jamaica Avenue at 169th Street

     The building is owned and the fee is leased from an affiliated company. The lease expires July 31, 2027. Approximately 46,000 square feet was renovated for office space for two new tenants during fiscal 1997. Occupancy commenced May 1, 1997. There are no present plans for the improvement of the balance of the second floor of the property. The property is currently leased to six tenants; four are retail tenants and two leases are for office space. Two tenants occupy in excess of 10% of the rentable square footage. One of the tenants is a department store that occupies 27.50% of the rentable space with a lease that expires August 31, 2005 and has one five year renewal option. The other tenant is a major retail toy store which occupies 15.95% of the rentable space. The lease expires January 31, 2006 with six renewal options of five years each and 2,700 square feet to another tenant for retail space. The Company during August 1997 executed two ten year leases for office space, for a combined total of 8,000 square feet. Approximately 83,000 square feet of the building are available for lease.

                OCCUPANCY                             LEASE EXPIRATION
          --------------------                  -----------------------------
           YEAR                                   YEAR     NUMBER OF     AREA
          ENDED          RATE                     ENDED     LEASES      Q. FT.
          -------       ------                  ---------  ---------  --------
          7/31/93       45.55%                  7/31/2002    1          2,680
          7/31/94       45.55%                  7/31/2006    2        128,342
          7/31/95       45.55%                  7/31/2007    3         45,960
          7/31/96       44.72%                              --        -------
          7/31/97       59.59%                               6        176,982
                                                            --        -------

The life expectancy used to calculate depreciation varies between 18-40 years and the methods used are straight-line and declining balance.

4.   Fishkill, New York Route 9 at Interstate Highway 84

     The Company owns the entire premises. There are no present plans for the improvement of this property. Approximately 26,000 square feet are leased to one tenant for office space and 186,000 square feet of the building are available for lease.

                OCCUPANCY                             LEASE EXPIRATION
          --------------------                 -------------------------------
           YEAR                                  YEAR      NUMBER OF     AREA
           ENDED         RATE                    ENDED      LEASES      SQ. FT.
          -------       ------                 ----------  ---------    -------
          7/31/93       94.45%                  7/31/2001     1         25,915
          7/31/94       94.45%
          7/31/95       42.75%
          7/31/96       55.03%
          7/31/97       12.28%

     The life expectancy used to calculate depreciation varies between 18-40 years and the methods used are straight-line and declining balance.

5.   Levittown, New York--Hempstead Turnpike

     The Company owns the entire premises. There are no present plans for the improvement of this property. The property is currently leased to one tenant that operates the premises as a game room and fast food restaurant. The lease expires September 30, 1999 with one five year renewal option.

                 OCCUPANCY                            LEASE EXPIRATION
          -------------------                   ------------------------------
           YEAR                                    YEAR    NUMBER OF     AREA
          ENDED          RATE                     ENDED     LEASES      SQ. FT.
          -------        ----                   --------- ---------    -------
          7/31/93        100%                   7/31/2000     1         85,800
          7/31/94        100%
          7/31/95        100%
          7/31/96        100%
          7/31/97        100%

     The life expectancy used to calculate depreciation varies between 18-40 years and the methods used are straight-line and declining balance.

6.   Massapequa, New York--Sunrise Highway

     The Company leases the entire premises under one lease. The lease expires May 14, 2009. There are no renewal options. There are no present plans for the improvement of this property. The property is currently sub-leased to two tenants; one, a gasoline service station and the other, a bank. Each of these tenants occupy in excess of 10% of the rentable square footage. The gasoline service station lease expires April 29, 2009 with no renewal options. The sub-lease to the bank expires May 14, 2009 with no renewal options.

                 OCCUPANCY                            LEASE EXPIRATION
         -----------------------                ------------------------------
           YEAR                                   YEAR     NUMBER OF     AREA
          ENDED            RATE                  ENDED     LEASES      SQ. FT.
         --------          -----                --------- ---------    -------
          7/31/93          100%                 7/31/2009     2        133,400
          7/31/94          100%
          7/31/95          100%
          7/31/96          100%
          7/31/97          100%

     The Company does not own this property and has made no improvements thereon.

7.    Circleville, Ohio--Tarlton Road

     The Company owns the entire premises. There are no present plans for improvement of this property. The entire property is currently leased to one tenant. The tenant is a manufacturer and uses these premises as a warehouse and distribution facility. The lease expires September 30, 2002. There are three five year renewal options.

                OCCUPANCY                             LEASE EXPIRATION
          -------------------                   ------------------------------
           YEAR                                   YEAR     NUMBER OF     AREA
          ENDED         RATE                     ENDED      LEASES      SQ. FT.
          -------       -----                   --------   ---------   -------
          7/31/93       100%                    7/31/2003     1        193,350
          7/31/94       100%
          7/31/95       100%
          7/31/96       100%
          7/31/97       100%

     The life expectancy used to calculate depreciation is 31.5 years. The method used is straight-line.

8. The City of New York through its Economic Development Administration ("New York City") constructed a municipal garage at Livingston Street opposite the Company's Brooklyn properties. The Company has a long-term lease with New York City expiring in 2013 with renewal options, the last of which expires in 2073, under which:

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

In the opinion of management, all of the Company's properties are adequately covered by insurance.

     See Note 12 to the Consolidated Financial Statements of the 1997 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning those tenants the rental income from which equals 10% or more of the Company's rental income.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each Executive Officer of the Registrant (each of whom is elected annually) whose present term of office will expire upon the election and qualification of his successor, except for Max L. Shulman who retired as Co-Chairman of Board on November 26, 1996:


                                                                                 FIRST BECAME
                                     BUSINESS EXPERIENCE DURING                   SUCH OFFICER
        NAME             AGE             THE PAST FIVE YEARS                       OR DIRECTOR
        ----             ---         --------------------------                  -------------
Max L. Shulman ........  88          Chairman of the Board                         June, 1963
                                     Co-Chairman of the Board                      June, 1995
                                     Retired as Co-Chairman of
                                       the Board--November 26,
                                       1996
                                     Director                                      January, 1946

Lloyd J. Shulman ......   55        President                                      November, 1978
                                    Co-Chairman of the Board and
                                      President                                    June, 1995
                                    Chairman of the Board and
                                      President                                    November, 1996
                                    Director                                       November, 1977

Alex Slobodin .........   82        Executive Vice President                       November, 1965
                                    Treasurer                                      September, 1955
                                    Director                                       November, 1963

Ward N. Lyke, Jr. .....   46        Vice President                                 February, 1984

George Silva ..........   47        Vice President                                 March, 1995

Salvatore Cappuzzo ....   38        Secretary                                      November, 1981


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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The information appearing under the heading "Common Stock Prices and Dividends" on page 20 of the Registrant's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information appearing under the heading "Summary of Selected Financial Data" on page 2 of the Registrant's 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 and 19 of the Registrant's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Financial Statements, together with the reports of D'Arcangelo & Co., LLP and of Lipsky, Goodkin & Co., P.C., Independent Public Accountants, dated October 3, 1997 and October 12, 1995, respectively, appearing on pages 4 through 16 of the Registrant's 1997 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, 7 and 8 hereof, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and such information is incorporated herein by reference.

     The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the heading "Executive Compensation and Related Matters" in the Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item appears under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Information Concerning Nominees for Election as Directors" in the Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item appears under the heading "Executive Compensation and Related Matters" in the Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          1. (i) The Consolidated Financial Statements and report of D'Arcangelo & Co., LLP, Independent Public Accountants, dated October 3, 1997, set forth on pages 4 through 16 of the Registrant's 1997 Annual Report to Shareholders.

             (ii) The report of Lipsky, Goodkin & Co., P.C. Independent Public Accountants, dated October 12, 1995, (except with respect to the matter discussed in Note 16(b), as to which the date is October 18, 1995), set forth on page 16 of the Registrant's 1995 Annual Report to Shareholders.

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

               (99) Additional exhibits--none.

     (b) Reports on Form 8-K -- No reports on Form 8-K were required to be filed by the Registrant during the three months ended July 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                              J. W. MAYS, INC.
                                     -----------------------------------
                                                (REGISTRANT)


         October 20, 1997        By:          LLOYD J. SHULMAN
                                     ------------------------------------
                                              Lloyd J. Shulman
                                            Chairman of the Board
                                         Principal Executive Officer
                                                  President
                                         Principal Operating Officer


         October 20, 1997        By:            ALEX SLOBODIN
                                     ------------------------------------
                                                Alex Slobodin
                                          Executive Vice President
                                                and Treasurer
                                         Principal Financial Officer


         October 20, 1997        By:           MARK GREENBLATT
                                     ------------------------------------
                                               Mark Greenblatt
                                                 Controller


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

           SIGNATURE                       TITLE                    DATE
           ---------                       -----                    ----

       LLOYD J. SHULMAN        Chairman of the Board,          October 20, 1997
-----------------------------   Chief Executive Officer,
       Lloyd J. Shulman         President, Chief Operating
                                Officer and Director


         ALEX SLOBODIN         Executive Vice President,       October 20, 1997
-----------------------------   Treasurer and Director
         Alex Slobodin

        FRANK J. ANGELL        Director                        October 20, 1997
-----------------------------
        Frank J. Angell

        LANCE D. MYERS         Director                        October 20, 1997
-----------------------------
        Lance D. Myers

         JACK SCHWARTZ         Director                        October 20, 1997
-----------------------------
         Jack Schwartz

        MAX L. SHULMAN         Director                        October 20, 1997
-----------------------------
        Max L. Shulman

       SYLVIA W. SHULMAN       Director                        October 20, 1997
-----------------------------
       Sylvia W. Shulman

        LEWIS D. SIEGEL        Director                        October 20, 1997
-----------------------------
        Lewis D. Siegel

            INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES

     Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1997, which are incorporated herein by reference:
      Reports of Independent Accountants (page 16)
      Consolidated Balance Sheets (pages 4 and 5)
      Consolidated Statements of Operations and Retained Earnings (page 6) Consolidated Statements of Cash Flows (page 7)
      Notes to Consolidated Financial Statements (pages 8-15)

                                                                         PAGE
                                                                         ----
      Financial Statement Schedules:
             Reports of Independent Accountants .......................   11
         II  Valuation and Qualifying Accounts ........................   12
        III  Real Estate and Accumulated Depreciation .................   13

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

       REPORTS OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
J. W. Mays, Inc. and Subsidiaries

     We have audited the consolidated financial statements of J.W. Mays, Inc. and subsidiaries as of July 31, 1997 and 1996, and for the two years then ended, and have issued our report thereon dated October 3, 1997; such consolidated financial statements and report are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J.W. Mays, Inc. and subsidiaries listed in Item 14(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D'ARCANGELO & CO., LLP
Purchase, N.Y
October 3, 1997

                             ----------------------

To the Board of Directors and Shareholders of J. W. Mays, Inc.:

     Our audit of the Consolidated Financial Statements referred to in our report dated October 12, 1995, appearing on page 16 of the 1995 Annual Report to Shareholders of J.W. Mays, Inc., (which report and Consolidated Financial Statements are incorporated by reference in this Form 10-K Annual Report) also included an audit of the Summarized Financial Information contained in Item 8 and Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. Our report on the Consolidated Financial Statements includes explanatory paragraphs with respect to the change in the method of accounting for marketable securities--other investments in 1995, as discussed in Note 1 to the Consolidated Financial Statements. In our opinion, this Summarized Financial Information and these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.

LIPSKY, GOODKIN & Co., P.C.
New York, N.Y

October 12, 1995 (except with respect to the matter discussed in Note 16(b)
  to the 1995 Consolidated Financial Statements, as to which the date is October 18, 1995). See paragraphs 6 and 7 of Note 12 to the 1997 Consolidated Financial Statements for events subsequent to October 18, 1995.

                                                                     SCHEDULE II

                                 J.W. MAYS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                              YEAR ENDED JULY 31,
                                      -----------------------------------
                                        1997         1996          1995
                                      --------     --------      --------
Allowance for net unrealized gains
 (losses) on marketable securities--
  other investments:

  Balance, beginning of period .....  $ 25,261     $ 42,010      $(31,769)
  Additions (Reductions) ...........   126,890      (16,749)       73,779
                                      --------     --------      --------
  Balance, end of period ...........  $152,151     $ 25,261      $ 42,010
                                      ========     ========      ========


Deferred income tax asset
 valuation allowance:

  Balance, beginning of period .....  $ 41,597     $117,098      $169,698
  (Reductions) .....................   (14,645)     (75,501)      (52,600)
                                      --------     --------      --------
  Balance, end of period ...........  $ 26,952     $ 41,597      $117,098
                                      ========     ========      ========



                                                                                                                       SCHEDULE III

                                             J. W. MAYS, INC.

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               JULY 31, 1997


====================================================================================================================================
         COL. A                    COL. B               COL. C                  COL. D                          COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                           COST CAPITALIZED         GROSS AMOUNT AT WHICH CARRIED
                                              INITIAL COST TO COMPANY  SUBSEQUENT TO ACQUISITION         AT CLOSE OF PERIOD
                                              --------------------------------------------------------------------------------------
                                   ENCUM-                BUILDING &                    CARRYING              BUILDING &
      DESCRIPTION                 BRANCES      LAND     IMPROVEMENTS   IMPROVEMENTS      COST       LAND    IMPROVEMENTS     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
OFFICE AND RENTAL BUILDINGS
Brooklyn, New York
 Fulton Street at Bond
  Street ...................  $  201,464   $1,703,157  $ 3,862,454     $ 6,250,101    $    --   $1,703,157  $10,112,555  $11,815,712
Jamaica, New York
 Jamaica Avenue at
 169th Street ..............   3,933,333         --      3,215,699       7,182,343         --         --     10,398,042   10,398,042
Fishkill, New York
 Route 9 at Interstate
 Highway 84 ................   2,561,428      467,341    7,212,116       1,726,320         --      467,341    8,938,436    9,405,777
Brooklyn, New York
 Jowein Building
 Fulton Street and Elm
  Place ....................     835,026    1,622,232      770,561       9,205,808         --    1,622,232    9,976,369   11,598,601
Levittown, New York
 Hempstead Turnpike ........         --        95,256      200,560          72,990         --       95,256      273,550      368,806
Circleville, Ohio
 Tarlton Road ..............   1,890,947      120,849    4,388,456            --           --      120,849    4,388,456    4,509,305
                              ----------   ----------  -----------     -----------    --------  ----------  -----------  -----------
 Total (A) .................  $9,422,198   $4,008,835  $19,649,846     $24,437,562    $    --   $4,008,835  $44,087,408  $48,096,243
                              ==========   ==========  ===========     ===========    ========  ==========  ===========  ===========


                             ===================================================
                                COL. F        COL. G      COL. H      COL. I
                             ---------------------------------------------------
                                                                  LIFE ON WHICH
                                                                 DEPRECIATION IN
                                                                  LATEST INCOME
                              ACCUMULATED     DATE OF      DATE    STATEMENT IS
                             DEPRECIATION  CONSTRUCTION  ACQUIRED    COMPUTED
                             ---------------------------------------------------
OFFICE AND RENTAL BUILDINGS
Brooklyn, New York
 Fulton Street at Bond
  Street ..................  $ 4,580,126      Various      Various    (1)(2)
Jamaica, New York
 Jamaica Avenue at
 169th Street .............    5,099,302      1959         1959       (1 (2)
Fishkill, New York
 Route 9 at Interstate
 Highway 84 ...............    4,426,835      10/74        11/72      (1)
Brooklyn, New York
 Jowein Building
 Fulton Street and Elm
 Place ....................    5,301,167      1915         1950       (1)(2)
Levittown, New York
 Hempstead Turnpike .......      242,486      4/69         6/62       (1)
Circleville, Ohio
 Tarlton Road .............      493,701      9/92         12/92      (1)
                             -----------
 Total (A) ................  $20,143,617
                             ===========

---------------
(1) Building and improvements          18-40 years
(2) Improvements to leased property     3-40 years
(A) Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $690,490 and Accumulated Depreciation thereon of $517,282 at July 31, 1997.


                                           YEAR ENDED JULY 31,
                                ---------------------------------------
                                    1997          1996          1995
                                -----------   -----------   -----------
INVESTMENT IN REAL ESTATE
 Balance at Beginning of Year   $45,128,700   $43,475,739   $42,529,020
 Improvements ...............     2,967,543     1,652,961       946,719
                                -----------   -----------   -----------
 Balance at End of Year .....   $48,096,243   $45,128,700   $43,475,739
                                ===========   ===========   ===========

ACCUMULATED DEPRECIATION
 Balance at Beginning of Year   $19,233,598   $18,398,773   $17,617,239
 Additions Charged to Costs
  and Expenses ..............       910,019       834,825       781,534
                                -----------   -----------   -----------
 Balance at End of Year .....   $20,143,617   $19,233,598   $18,398,773
                                ===========   ===========   ===========

                           EXHIBIT INDEX TO FORM 10-K

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession-not applicable
(3)  (i)  Articles of incorporation-incorporated by reference
     (ii) By-laws-incorporated by reference
(4) Instruments defining the rights of security holders, including indentures-see Exhibit (3) above
(9)  Voting trust agreement-not applicable
(10) Material contracts-(i) through (iii) incorporated by reference (11 Statement re computation of per share earnings-not applicable
(12) Statement re computation of ratios-not applicable
(13) Annual report to security holders
(16) Letter re change in certifying accountant
(18) Letter re change in accounting principles-not applicable
(21) Subsidiaries of the registrant
(22) Published report regarding matters submitted to vote of security holders-not applicable
(24) Power of attorney-none
(28) Information from reports furnished to state insurance regulatory authorities-not applicable
(99) Additional exhibits-none


                                   EXHIBIT 13

             (COPY OF ANNUAL REPORT TO SHAREHOLDERS ATTACHED HERETO)
                        FISCAL YEAR ENDED JULY 31, 1997

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