Form 10-Q
period 1997-10-31
MAYS J W INC
filed 1997-12-09
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 1997

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

        Class                                Outstanding at December 5, 1997
Common Stock,  $1 par value                       2,135,780 shares

                                             This report contains 17 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Operations
            and Retained Earnings                             4

          Consolidated Statement of Cash Flows                5

          Notes to the Consolidated Financial Statements      6 - 13

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             14 - 15


Part II  -  Other Information                                 16


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     October 31,       July 31,
                             ASSETS                                     1997             1997
 --------------------------------------------------------------- ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 5 and 7)                        $28,142,659      $28,125,834
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,252,666          234,288
  Marketable securities - other investments (Notes 4 and 9)           2,665,558        2,721,127
  Receivables (Note 10)                                                 364,605          563,410
  Deferred income taxes                                                  98,000           67,000
  Security deposits                                                       8,268              -
  Prepaid expenses                                                      564,494        1,150,916
                                                                   -------------    -------------
       Total current assets                                           4,953,591        4,736,741
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,789,171        2,745,524
  Less accumulated amortization                                       1,094,417        1,030,351
                                                                   -------------    -------------
       Net                                                            1,694,754        1,715,173
  Security deposits                                                     606,895          589,492
  Unbilled receivables (Note 10)                                      3,740,957        3,651,795
  Unbilled receivables - affiliated company (Note 10)                   864,203          909,688
  Receivables                                                           334,749          384,088
  Receivables - affiliated company (Note 10)                            300,039          194,453
  Marketable securities - other investments (Notes 4 and 9)              98,883           98,716
                                                                   -------------    -------------
       Total other assets                                             7,640,480        7,543,405
                                                                   -------------    -------------

        TOTAL ASSETS                                                $40,736,730      $40,405,980
                                                                   =============    =============


              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 5)                                         $8,438,965       $8,641,833
  Other (Note 6)                                                        630,726          640,868
                                                                   -------------    -------------
       Total long-term debt                                           9,069,691        9,282,701
                                                                   -------------    -------------

Deferred Income Taxes                                                   517,000          326,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 9)                                 688,269        1,270,053
  Accounts payable                                                       61,670           46,256
  Payroll and other accrued liabilities                               1,108,489          553,215
  Income taxes payable                                                    8,910           11,436
  Other taxes payable                                                     3,282            1,918
  Current portion of long-term debt - mortgages payable (Note 5)        796,008          780,365
  Current portion of long-term debt - other (Note 6)                    112,268          104,000
                                                                   -------------    -------------
       Total current liabilities                                      2,778,896        2,767,243
                                                                   -------------    -------------

       Total liabilities                                             12,365,587       12,375,944
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                       97,247          101,151
  Retained earnings                                                  23,039,456       22,694,445
                                                                   -------------    -------------
                                                                     28,661,245       28,320,138
  Less common stock held in treasury, at cost - 42,517
    shares at October 31, 1997 and  July 31, 1997                       290,102          290,102
                                                                   -------------    -------------
       Total shareholders' equity                                    28,371,143       28,030,036
                                                                   -------------    -------------

Commitments (Note 10) and Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $40,736,730      $40,405,980
                                                                   =============    =============

See Notes to the Consolidated Financial Statements.

                                                      -3-




                           J.  W. MAYS, INC.

     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS



                                                                           Three Months Ended
                                                                               October 31,
                                                                      -------------- ---------------
                                                                            1997           1996
                                                                      -------------  -------------
                                                                       (Unaudited)    (Unaudited)

Revenues
  Rental income (Note 10)                                                $2,538,182     $2,338,606
  Rental income - affiliated company                                        103,403        103,403
  Recovery of real estate taxes                                             159,276            -
                                                                       -------------  -------------
      Total revenues                                                      2,800,861      2,442,009
                                                                       -------------  -------------


Expenses
  Real estate operating expenses                                          1,346,377      1,424,116
  Administrative and general expenses                                       528,537        505,236
  Depreciation and amortization                                             249,108        233,468
                                                                       -------------  -------------
       Total expenses                                                     2,124,022      2,162,820
                                                                       -------------  -------------
Income  from operations before investment income,
  interest expense and income taxes                                         676,839        279,189
                                                                       -------------  -------------
Investment income and interest expense:
  Investment income                                                          74,203         61,856
  Interest expense (Notes 5 and 12)                                        (216,031)      (178,045)
                                                                       -------------  -------------
                                                                           (141,828)      (116,189)
                                                                       -------------  -------------

Income before income taxes                                                  535,011        163,000
Income taxes provided                                                       190,000         63,000
                                                                       -------------  -------------
Income from operations                                                      345,011        100,000

Retained earnings, beginning of period                                   22,694,445     21,883,520
                                                                       -------------  -------------
Retained earnings, end of period                                        $23,039,456    $21,983,520
                                                                       =============  =============

Income per common share (Note 2)                                               $.16           $.05
                                                                       =============  =============

Dividends per share                                                            $-             $-
                                                                       =============  =============

Weighted average common shares outstanding                                2,135,780      2,136,397
                                                                       =============  =============


See Notes to the Consolidated Financial Statements.












                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three Months Ended
                                                                             October 31,
                                                                  --------------   ---------------
                                                                        1997             1996
                                                                  -------------    -------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Income                                                                 $345,011         $100,000

Adjustments to reconcile income to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                    (164)              77
  Depreciation and amortization                                         249,108          233,468
  Amortization of deferred expenses                                      69,488           55,202
  Other assets - deferred expenses                                      (49,069)        (168,687)
                      - security deposits                               (17,403)         307,373
                      - unbilled receivables                            (43,677)         (99,730)
                      - receivables                                      49,339          (44,976)
                      - receivables - affiliated company               (105,586)          (6,563)
  Deferred income taxes                                                 162,000           36,000

Changes in:
  Receivables                                                           198,805          103,935
  Prepaid expenses                                                      586,422          506,363
  Income taxes refundable                                                   -              4,496
  Security deposits                                                      (8,268)             -
  Accounts payable                                                       15,414           30,797
  Payroll and other accrued liabilities                                 555,274          (44,893)
  Income taxes payable                                                   (2,526)           5,664
  Other taxes payable                                                     1,364             (775)
                                                                   -------------    -------------
     Cash provided by operating activities                            2,005,532        1,017,751
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (265,933)        (498,615)
  Marketable securities - other investments:
    Receipts from sales or maturities                                    50,000           35,000
    Payments for purchases                                                 (338)         (50,295)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (216,271)        (513,910)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - securities broker                                         21,817           77,902
  Payments   - securities broker                                       (603,601)         (89,189)
  Increase in long-term debt and other - short-term                      23,911           20,191
  (Decrease) in long-term debt and other - long-term                   (213,010)        (461,521)
                                                                   -------------    -------------
      Cash  (used) by financing activities                             (770,883)        (452,617)
                                                                   -------------    -------------

Increase in cash                                                      1,018,378           51,224

Cash and cash equivalents at beginning of period                        234,288          412,653
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,252,666         $463,877
                                                                   =============    =============

See Notes to the Consolidated Financial Statements.





                               J. W. MAYS,  INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Records:

   The accounting records are maintained in accordance with generally accepted accounting principles (GAAP). The preparation of the Company's financial statements in accordance with GAAP, requires management to make estimates that affect the reported consolidated statements of operations and consolidated balance sheets and related disclosures. Actual results could differ from those estimates.

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K for the year ended July 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire year ending July 31, 1998.

2.   Income per common share:

   Income per common share has been computed by dividing the income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per common share were 2,135,780 and 2,136,397 in the three months ended October 31, 1997 and October 31, 1996, respectively.

3. Financial Accounting Standards No. 121:

   In May 1995, the Financial Accounting Standards Board issued statement of Financial Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. FAS 121 requires the recognition of an impairment loss related to long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this accounting standard has had no effect on the consolidated financial statements.

4. Marketable Securities - Other Investments:

   Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain
   Investments in Debt and Equity Securities". FAS 115 requires certain securities to be categorized as either trading, available for sale or held to maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available for sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Held to maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned.



Marketable Securities - Other Investments  (continued)


            As of October 31, 1997, the Company's marketable securities were classified as follows:


                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current
            Available for sale:
              Equity securities                                   $2,490,685       $146,247     $        -       $2,636,932
              Certificate of deposit                                  28,626            -                -           28,626
                                                                -------------  -------------    -------------  -------------
                   Total current                                  $2,519,311       $146,247     $        -       $2,665,558
                                                                =============  =============    =============  =============

  Noncurrent
            Held to maturity:
              Corporate debt securities                              $98,883         $3,232     $        -         $102,406
                                                                =============  =============    =============  =============




  Investment income consists of the following:
                                                                     Three Months Ended
                                                                         October 31,
                                                              ------------------------------
                                                                      1997           1996
                                                                    ________       ________
              Interest income                                        $20,602        $10,424
              Dividend income                                         53,601         51,432
                                                                -------------  -------------
                 Total                                               $74,203        $61,856
                                                                =============  =============




















                                                                             -7-

5. Long-Term Debt:


                                                                          October 31, 1997                 July 31, 1997
                                                                   ------------------------------  ----------------------------
                                                Current
                                                Annual    Final           Due            Due              Due           Due
                                               Interest  Payment        Within          After           Within         After
                                                 Rate      Date        One Year       One Year         One Year      One Year
                                               -------  --------    -------------  -------------    -------------  -----------


Mortgages:
  Jamaica, New York property              (a)  8 1/2 %    4/01/07        $266,667     $3,600,000         $266,667   $3,666,666
  Jowein Building, Brooklyn, N.Y.         (b)      9 %    3/31/00          78,150        738,401           76,431      758,595
  Fishkill, New York property             (c)      9 %   11/01/99         121,537      2,411,171          118,844    2,442,584
  Circleville, Ohio property              (d)      7 %    9/30/02         321,288      1,498,278          310,233    1,580,714
  Other                                        8 1/2 %    5/01/01           8,366        191,115            8,190      193,274
                                                                     -------------  -------------    -------------  -----------
       Total                                                             $796,008     $8,438,965         $780,365   $8,641,833
                                                                     =============  =============    =============  ===========


   (a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica property. The loan proceeds were utilized by the Company toward (i) payment in full of the outstanding term loan by the Company in favor of the same bank in the amount of $1,500,000 plus interest and (ii) its costs for the renovations to the portions of the premises in connection with the Company's sublease of a significant portion of the building. Although the loan was closed on September 11, 1996 the entire $4,000,000 was not drawn down until March 31, 1997. The interest rate on the loan is 8 1/2% for a period of five (5) years and six (6) months, with such rate to change on the first day of the sixty-seventh (67th) month of the term to a rate equal to the then prime rate plus 1/4%, fixed for the balance of the term. The loan is to become due and payable on the first day of the month following the expiration of ten (10) years and six (6) months from the closing date. During the first six (6) months of the term, the Company had the option to secure advances against the loan amount with the loan to convert to a ten (10) year term at the expiration of the initial six (6) month period thereof.

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

(d)The mortgage loan, which is self-amortizing, matures September 30, 2002. The loan is payable at an annual interest rate of 7%. Under the terms of the loan, constant monthly payments, including interest and principal, commenced April 1, 1994 in the amount of $33,767, until October 1, 1997, at which time the monthly payments of interest and principal increased to $36,540.


6.   Long-Term Debt - Other:

     Long-Term debt - other consists of the following:


                                                                    October 31, 1997                  July 31, 1997
                                                            -------------------------------  -------------------------------

                                                                Due Within       Due After       Due Within       Due After
                                                                 One Year        One Year         One Year        One Year
                                                            --------------- ---------------  --------------- ---------------

Deferred compensation  *                                          $104,000        $329,333         $104,000        $355,333
Lease security deposits  **                                          8,268         301,393              -           285,535
                                                              -------------   -------------    -------------   -------------
    Total                                                         $112,268        $630,726         $104,000        $640,868
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

     **Does not include three irrevocable letters of credit totaling $275,000 at October 31, 1997 provided by three tenants as lease security deposits.

7.   Property and Equipment - Net:




                                                                   October 31,        July 31,
                                                                       1997             1997
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $34,973,058      $34,944,039
  Improvements  to  leased  property                                 9,143,369        9,143,369
  Land                                                               4,008,835        4,008,835
  Construction in progress                                             233,544              -
                                                                  -------------    -------------
                                                                    48,358,806       48,096,243
  Less accumulated depreciation                                     20,380,125       20,143,617
                                                                  -------------    -------------
     Property - net                                                 27,978,681       27,952,626
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               513,478          510,108
  Other fixed assets                                                   180,382          180,382
                                                                  -------------    -------------
                                                                       693,860          690,490
  Less accumulated depreciation                                        529,882          517,282
                                                                  -------------    -------------
    Fixtures and equipment and other - net                             163,978          173,208
                                                                  -------------    -------------

        Property and equipment - net                               $28,142,659      $28,125,834
                                                                  =============    =============


8.   Income Taxes:

     Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes".

9.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at October 31, 1997 in the amount of $688,269, secured by the Company's marketable securities, accrues interest, which at October 31, 1997, was at the annual rate of 7 3/4%.

10.  Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,403 for each of the quarters ended October 31, 1997 and October 31, 1996, representing rentals from an affiliated company.

Amounts due from the affiliated company are as follows:

                                                      October 31,     July 31,
                                                         1997           1997
                                                    -------------  -------------
Unbilled receibables                                    $864,203       $909,688
Receivables - noncurrent                                 300,039        194,453
                                                    -------------  -------------
    Total                                             $1,164,242     $1,104,141
                                                    =============  =============


11.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $35,000 and $34,425 as contributions to the Plan for the three months ended October 31, 1997 and 1996, respectively.


12.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


     Supplemental disclosure:
                                                         Three Months Ended
                                                             October 31,
                                                      -------------------------
                                                         1997           1996
                                                      __________     __________
     Interest paid                                     $246,733       $178,484
     Income taxes paid                                  $30,526        $16,840

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

     The Company derives rental income from thirty-two tenants, of which two tenants each accounted for more than 10% of rental income during the quarter ended October 31, 1997. The City of New York is one of the two tenants and the other tenant is 510 Fulton Street Realty Associates, the owners of which are long established in business.

14.  Contingencies:

     McCrory Stores Corporation ("McCrory"), which occupied space in the Company's Jowein Building in the Fulton Mall in downtown Brooklyn, New York, and whose lease, as amended, extended to April 29, 2010, filed for relief under Chapter 11 of the Bankruptcy Code in February 1992. McCrory rejected its lease, as amended, with the Company with the approval of the Bankruptcy Court effective January 31, 1994. The Company has filed a proof of claim with the United States Bankruptcy Court, Southern District of New York in the total amount of $7,753,732 for damages arising from the rejection of the lease ("Lease Rejection Claim") and a proof of claim in the amount of $86,650 for pre-petition unpaid rent, which amount has been allowed in the reduced amount of $84,354, without prejudice to McCrory's right to assert other and further objections. The Company has also filed an administrative claim in the amount of approximately $296,000 ("Administrative Claim") for damages resulting from McCrory's failure to repair and maintain the premises as required by the lease. McCrory objected to the Company's Lease Rejection Claim and Administrative Claim, and asserts that no amount is due and owing. The Company has not included its claim against McCrory in its financial statements due to (a) the fact that McCrory has disclosed that it has sold its assets and that the proceeds of sale are insufficient to make any distributions to unsecured creditors or to satisfy in full the administrative claims asserted against McCrory, (b) the pending litigation over the Lease Rejection Claim and Administrative Claim and
     (c) the uncertainty of the amount that may ultimately be allowed and collected. The Company has leased approximately 69,000 square feet of the approximate 99,000 square feet of space surrendered by McCrory. The remainder of the space of approximately 30,000 square feet is not leaseable due to the renovations required to accommodate six tenants where formerly there was one. The rental income to be derived from the six tenants over the terms of their leases will be approximately $5,040,000 less than the total rental income that would have been due from McCrory for the period February 1, 1994 through April 29, 2010, the termination date of the McCrory lease.

     Jamesway Corporation ("Jamesway"), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996 but continued occupancy until March 22, 1996. The Company filed an amended unsecured claim in the amount of $883,635 for damages resulting from the breach and rejection of the lease and an administrative priority claim in the amount of approximately $189,000 for certain amounts due under the lease after the filing of Jamesway's Chapter 11 petition and for the costs of repairs resulting from Jamesway's failure to fulfill its repair and maintenance obligations under the lease. Pursuant to a settlement that was approved by the Bankruptcy Court, the Company has an allowed unsecured claim in the amount of $950,635 and an allowed administrative claim in the amount of $54,887. The Company has realized, to date, $418,279, or 44% on account of its unsecured claim and 100% of its allowed administrative claim for a total of $473,166. At July 31, 1997, the amount of $418,789 was recorded in Bad Debt Recovery represents the amount realized of $473,166 less legal expenses of $22,406 and a previously recorded pre-petition rental claim of $31,971. The Company has made no provision in its financial statements for the balance of its unsecured claim filed against Jamesway due to the uncertainty of the amount that may ultimately be collected.

     The Company reports scheduled rental income recognized on a straight-line basis rather than rental income as it becomes a receivable according to the provisions of the lease, in compliance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The excess of the scheduled rental income of McCrory, recognized on a straight-line basis over rental income reported through January 31, 1994, the effective date of McCrory's rejection of its lease, amounts to $708,673 and such amount was written off and classified as a bad debt during the twelve month period ended July 31, 1994. The excess of the scheduled rental income of Jamesway recognized on a straight-line basis over rental income receivable according to the lease reported through January 31, 1996, amounted to $424,011 and such amount was written off and classified as a bad debt during the twelve month period ended July 31, 1996.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended October 31, 1997 Compared to the Three Months Ended October 31, 1996:

In the three months ended October 31, 1997, the Company reported income in the amount of $345,011, or $.16 per share. In the comparable three months ended October 31, 1996, the Company reported income in the amount of $100,000 or $.05 per share. The 1997 quarter includes a pre-tax net recovery of real estate taxes in the amount of $159,276, (see below). There was no comparable item in the 1996 three month period.

Rental income in the current three months increased to $2,641,585 from $2,442,009 in the comparable 1996 three months, primarily due to the addition of new tenants.

Interest expense in the current quarter exceeded investment income by $141,828 as compared to $116,189 in the 1996 quarter. The increase was primarily due to the interest on the Jamaica Building loan discussed in Note 5(a) to the Consolidated Financial Statements.

Real estate operating expenses decreased to $1,346,377 from $1,424,116 principally due to a decrease in real estate taxes.

Administrative and general expenses increased to $528,537 from $505,236.

The recovery of real estate taxes in the current quarter in the amount of $159,276, net of legal expenses and credits to tenants in accordance with the terms of their leases, represents prior years' real estate taxes from the City of New York.

Depreciation and amortization expense in the current three months increased to $249,108 from $233,468 in the three months ended October 31, 1996 because of additional improvements to property.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

The City of New York and the Company have agreed to a settlement which substantially reduces the real property tax assessments applicable to the Jowein Building, Brooklyn, New York from the 1991/92 through the 1995/96 tax years. The Company's portion of the tax refund, after legal expenses and credits to tenants in accordance with the terms of their leases, is in the amount of approximately $919,000. The Company is currently awaiting the court's execution of an order covering this settlement. The Company has not included the refund in its financial statements due to the pending execution of the order by the court.

Cash Flows From Operating Activities:

Deferred Expenses: The Company had an expenditure of approximately $37,700 for brokerage leasing commissions relating to two new tenants at the Jamaica, New York building during the three months ended October 31, 1997.

Payroll and other accrued liabilities: Included in the increase of $555,274 is an amount of $438,943 representing attorneys' fees and amounts payable to five tenants, in accordance with the terms of their leases, due to the recovery of prior years' real estate taxes from the City of New York.

Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of approximately $242,000 for renovations at its Jamaica, New York building to accommodate two new tenants during the three months ended October 31, 1997.

Cash Flows From Financing Activities:

Lease Security: The Company received approximately $22,000 in additional lease security due to the leasing of space to three new tenants at its Jamaica, New York building during the three months ended October 31, 1997.

The leasing of 69,000 square feet of space in the Jowein Building located in the Fulton Mall in downtown Brooklyn, New York to three chain store tenants and two additional tenants for retail space and one tenant for office space, the leasing of 25,000 square feet to the U. S. Post Office in Fishkill, New York and the leasing to the State of New York of approximately 46,000 square feet of office space for two tenants in the Company's former store in Jamaica, New York, will provide additional working capital for the Company. The Jamaica leases commenced May 1, 1997. To defray the costs of renovations for the State occupancy, the Company borrowed from a bank the principal amount of $2,500,000 (see Note 5(a) to the Consolidated Financial Statements).

The Company had working capital of  $2,174,695, with a ratio of  current
assets to  current liabilities of   1.78 to 1 at October 31, 1997.

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

     (15) Letter re unaudited interim financial information.      N/A

     (18) Letter re change in accounting principles.              N/A

     (19) Report furnished to security holders.                   N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                    N/A

     (24) Power of attorney.                                      N/A

     (27) Financial data schedule.                                N/A

     (99) Additional exhibits.                                    N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended October 31, 1997.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     December 5, 1997                          Lloyd J. Shulman

                                               Lloyd J. Shulman
                                               Chairman



Date     December 5, 1997                          Alex Slobodin

                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)