Form 10-Q
period 1998-01-31
MAYS J W INC
filed 1998-03-06
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 1998

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

        Class                                Outstanding at March 4, 1998
Common Stock,  $1 par value                       2,135,780 shares

                                             This report contains 18 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Cash Flows                5

          Notes to the Consolidated Financial Statements      6 - 13

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             14 - 16


Part II  -  Other Information                                 17

                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                    January 31,       July 31,
                             ASSETS                                    1998             1997
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 5 and 7)                        $28,188,407      $28,125,834
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,065,418          234,288
  Marketable securities - other investments (Notes 4 and 8)           3,221,326        2,721,127
  Receivables (Note 9)                                                  281,529          563,410
  Real estate taxes refundable                                          267,972              -
  Deferred income taxes                                                 104,000           67,000
  Security deposits                                                       8,404              -
  Prepaid expenses                                                    1,334,755        1,150,916
                                                                   -------------    -------------
       Total current assets                                           6,283,404        4,736,741
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,798,163        2,745,524
  Less accumulated amortization                                       1,138,683        1,030,351
                                                                   -------------    -------------
       Net                                                            1,659,480        1,715,173
  Security deposits                                                     610,989          589,492
  Unbilled receivables (Note 9)                                       3,834,854        3,651,795
  Unbilled receivables - affiliated company (Note 9)                    818,719          909,688
  Receivables                                                           284,357          384,088
  Receivables - affiliated company (Note 9)                             120,677          194,453
  Marketable securities - other investments (Notes 4 and 8)              99,049           98,716
                                                                   -------------    -------------
       Total other assets                                             7,428,125        7,543,405
                                                                   -------------    -------------


        TOTAL ASSETS                                                $41,899,936      $40,405,980
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 5)                                         $8,233,431       $8,641,833
  Other (Note 6)                                                        607,265          640,868
                                                                   -------------    -------------
       Total long-term debt                                           8,840,696        9,282,701
                                                                   -------------    -------------

Deferred Income Taxes                                                   702,000          326,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 8)                               1,582,495        1,270,053
  Accounts payable                                                       79,806           46,256
  Payroll and other accrued liabilities                               1,032,341          553,215
  Income taxes payable                                                    6,868           11,436
  Other taxes payable                                                     2,647            1,918
  Current portion of long-term debt - mortgages payable (Note 5)        806,357          780,365
  Current portion of long-term debt - other (Note 6)                    112,404          104,000
                                                                   -------------    -------------
       Total current liabilities                                      3,622,918        2,767,243
                                                                   -------------    -------------

       Total liabilities                                             13,165,614       12,375,944
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      133,676          101,151
  Retained earnings                                                  23,366,206       22,694,445
                                                                   -------------    -------------
                                                                     29,024,424       28,320,138
  Less common stock held in treasury, at cost - 42,517
    shares at January 31, 1998 and  July 31, 1997                       290,102          290,102
                                                                   -------------    -------------
       Total shareholders' equity                                    28,734,322       28,030,036
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $41,899,936      $40,405,980
                                                                   =============    =============

See Notes to the Consolidated Financial Statements.





                           J.  W. MAYS, INC.

       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                       Three Months Ended                Six Months Ended
                                                                         January 31,                       January 31,
                                                                 --------------- ----------------  --------------- ----------------
                                                                        1998            1997              1998            1997
                                                                 --------------  --------------    --------------  --------------
                                                                    (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Revenues
  Rental income (Note 9)                                             $2,577,520      $2,369,256        $5,115,702      $4,707,862

  Rental income - affiliated company (Note 9)                           103,402         103,402           206,805         206,805

  Recovery of real estate taxes                                         123,809             -             283,085             -
                                                                  --------------  --------------    --------------  --------------
      Total revenues                                                  2,804,731       2,472,658         5,605,592       4,914,667
                                                                  --------------  --------------    --------------  --------------


Expenses
  Real estate operating expenses                                      1,446,866       1,539,028         2,793,243       2,963,144
  Administrative and general expenses                                   477,488         462,803         1,006,025         968,039
  Bad debts (recovery) (Note 13)                                        (41,453)            -             (41,453)            -
  Depreciation and amortization                                         255,108         238,119           504,216         471,587
                                                                  --------------  --------------    --------------  --------------
       Total expenses                                                 2,138,009       2,239,950         4,262,031       4,402,770
                                                                  --------------  --------------    --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                     666,722         232,708         1,343,561         511,897
                                                                  --------------  --------------    --------------  --------------
Investment income and interest expense:
  Investment income                                                      58,429          64,104           132,632         125,960
  Interest expense (Notes 5 and 11)                                    (202,401)       (173,935)         (418,432)       (351,980)
                                                                  --------------  --------------    --------------  --------------
                                                                       (143,972)       (109,831)         (285,800)       (226,020)
                                                                  --------------  --------------    --------------  --------------

Income before income taxes                                              522,750         122,877         1,057,761         285,877
Income taxes provided                                                   196,000          23,000           386,000          86,000
                                                                  --------------  --------------    --------------  --------------
Income from operations                                                  326,750          99,877           671,761         199,877

Retained earnings, beginning of period                               23,039,456      21,983,520        22,694,445      21,883,520
                                                                  --------------  --------------    --------------  --------------
Retained earnings, end of period                                    $23,366,206     $22,083,397       $23,366,206     $22,083,397
                                                                  ==============  ==============    ==============  ==============

Income per common share (Note 2)                                           $.15            $.05              $.31            $.09
                                                                  ==============  ==============    ==============  ==============

Dividends per share                                                        $-              $-                $-              $-
                                                                  ==============  ==============    ==============  ==============

Weighted average common shares outstanding                            2,135,780       2,136,397         2,135,780       2,136,397
                                                                  ==============  ==============    ==============  ==============


See Notes to the Consolidated Financial Statements.


                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Six Months Ended
                                                                            January 31,
                                                                  --------------   ---------------
                                                                      1998             1997
                                                                  -------------    -------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Income                                                                 $671,761         $199,877

Adjustments to reconcile income to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                    (333)             (89)
  Realized loss on marketable securities                                 13,481            1,630
  Depreciation and amortization                                         504,216          471,587
  Amortization of deferred expenses                                     139,948          113,659
  Other assets - deferred expenses                                      (84,255)        (203,742)
                      - security deposits                               (21,497)         306,158
                      - unbilled receivables                           (183,059)        (222,904)
                      - unbilled receivables - affiliated company        90,969           22,414
                      - receivables                                      99,731          (41,764)
                      - receivables - affiliated company                 73,776           15,938
  Deferred income taxes                                                 322,000           27,000

Changes in:
  Receivables                                                           281,881          150,371
  Prepaid expenses                                                     (183,839)         107,198
  Income taxes refundable                                                   -              4,496
  Security deposits                                                      (8,404)             -
  Real estate taxes refundable                                         (267,972)          13,409
  Accounts payable                                                       33,550          113,616
  Payroll and other accrued liabilities                                 479,126          (89,939)
  Income taxes payable                                                   (4,568)           4,015
  Other taxes payable                                                       729           (2,839)
                                                                   -------------    -------------
     Cash provided by operating activities                            1,957,241          990,091
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (566,789)      (1,310,313)
  Marketable securities - other investments:
    Receipts from sales or maturities                                    86,524          140,000
    Payments for purchases                                             (550,679)         (50,645)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,030,944)      (1,220,958)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - mortgage debt                                                -            800,000
  Borrowings - securities broker                                      1,680,299          104,451
  Payments   - securities broker                                     (1,367,857)        (260,072)
  Increase in long-term debt                                             26,665          109,943
  (Decrease) in long-term debt                                         (434,274)        (648,829)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                      (95,167)         105,493
                                                                   -------------    -------------

Increase (decrease) in cash                                             831,130         (125,374)

Cash and cash equivalents at beginning of period                        234,288          412,653
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,065,418         $287,279
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

2.   Income per common share:

   Income per common share has been computed by dividing the income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per common share were 2,135,780 and 2,136,397 in the six months ended January 31, 1998 and January 31, 1997, respectively.

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



Marketable Securities - Other Investments  (continued)


            As of January 31, 1998, the Company's marketable securities were classified as follows:


                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current
            Available for sale:
              Equity securities                                   $2,490,683       $201,676             $-       $2,692,359
              Certificate of deposit                                 528,967            -                -          528,967
                                                                -------------  -------------    -------------  -------------
                   Total current                                  $3,019,650       $201,676             $-       $3,221,326
                                                                =============  =============    =============  =============

  Noncurrent
            Held to maturity:
              Corporate debt securities                              $99,049         $3,151             $-         $102,200
                                                                =============  =============    =============  =============




  Investment income consists of the following:
                                                                     Three Months Ended              Six Months Ended
                                                                         January 31,                     January 31,
                                                              ------------------------------  ------------------------------
                                                                      1998           1997             1998           1997
                                                                    ________       ________         ________       ________
              Interest income                                        $22,990         $6,641          $43,592        $17,065
              Dividend income                                         48,920         59,093          102,521        110,525
              (Loss) on sale of marketable securities                (13,481)        (1,630)         (13,481)        (1,630)
                                                                -------------  -------------    -------------  -------------
                 Total                                               $58,429        $64,104         $132,632       $125,960
                                                                =============  =============    =============  =============














5. Long-Term Debt:


                                                                    January 31, 1998                   July 31, 1997
                                                            --------------------------------  ------------------------------
                                         Current
                                         Annual     Final           Due             Due               Due            Due
                                        Interest   Payment         Within          After             Within         After
                                          Rate       Date         One Year        One Year          One Year       One Year
                                        -------   --------   --------------  --------------    --------------  ------------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %    4/01/07         $266,667      $3,533,333          $266,667    $3,666,666
  Jowein Building, Brooklyn, N.Y.  (b)      9 %    3/31/00           79,909         717,752            76,431       758,595
  Fishkill, New York property      (c)      9 %   11/01/99          124,293       2,379,045           118,844     2,442,584
  Circleville, Ohio property       (d)      7 %    9/30/02          326,944       1,414,390           310,233     1,580,714
  Other                                 8 1/2 %    5/01/01            8,544         188,911             8,190       193,274
                                                              --------------  --------------    --------------  ------------
       Total                                                       $806,357      $8,233,431          $780,365    $8,641,833
                                                              ==============  ==============    ==============  ============


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


6.   Long-Term Debt - Other:

     Long-Term debt - other consists of the following:



                                                                   January 31, 1998                  July 31, 1997
                                                            -------------------------------  -------------------------------

                                                                Due Within       Due After       Due Within       Due After
                                                                 One Year        One Year         One Year        One Year
                                                            --------------- ---------------  --------------- ---------------

Deferred compensation  *                                          $104,000        $303,333         $104,000        $355,333
Lease security deposits  **                                          8,404         303,932              -           285,535
                                                              -------------   -------------    -------------   -------------
    Total                                                         $112,404        $607,265         $104,000        $640,868
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

     **Does not include three irrevocable letters of credit totaling $275,000 at January 31, 1998 provided by three tenants as lease security deposits.

7.   Property and Equipment - Net:




                                                                  January 31,        July 31,
                                                                     1998             1997
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $35,453,361      $34,944,039
  Improvements  to  leased  property                                 9,143,369        9,143,369
  Land                                                               4,008,835        4,008,835
                                                                  -------------    -------------
                                                                    48,605,565       48,096,243
  Less accumulated depreciation                                     20,622,633       20,143,617
                                                                  -------------    -------------
     Property - net                                                 27,982,932       27,952,626
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               520,043          510,108
  Other fixed assets                                                   203,671          180,382
                                                                  -------------    -------------
                                                                       723,714          690,490
  Less accumulated depreciation                                        518,239          517,282
                                                                  -------------    -------------
    Fixtures and equipment and other - net                             205,475          173,208
                                                                  -------------    -------------

        Property and equipment - net                               $28,188,407      $28,125,834
                                                                  =============    =============


8.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at January 31, 1998 in the amount of $1,582,495, secured by the Company's marketable securities, accrues interest, which at January 31, 1998, was at the annual rate of 7 3/4%.

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,402 for each of the quarters ended January 31, 1998 and January 31, 1997 and $206,805 for the six months ended January 31, 1998 and January 31, 1997, representing rentals from an affiliated company.

     Amounts due from the affiliated company are as follows:



                                                      January 31,     July 31,
                                                         1998           1997
                                                  ------------------------------

Unbilled receivables                                    $818,719       $909,688
Receivables - noncurrent                                 120,677        194,453
                                                    -------------  -------------
                                                        $939,396     $1,104,141

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $35,000 and $70,000 as contributions to the Plan for the three and six months ended January 31, 1998, respectively, and $33,750 and $68,175 as contributions to the plan for the three and six months ended January 31, 1997, respectively.


11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                         Six Months Ended
                                                            January 31,
                                                  ------------------------------
                                                          1998           1997
                                                      __________     __________
Interest paid                                           $420,429       $353,538
Income taxes paid                                        $68,568        $50,489


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

     The Company derives rental income from thirty-five tenants, of which two tenants each accounted for more than 10% of rental income during the quarter ended January 31, 1998. The City of New York is one of the two tenants and the other tenant is 510 Fulton Street Realty Associates, the owners of which are long established in business.

13.  Contingencies:

     McCrory Stores Corporation ("McCrory"), which occupied space in the Company's Jowein Building in the Fulton Mall in downtown Brooklyn, New York, and whose lease, as amended, extended to April 29, 2010, filed for relief under Chapter 11 of the Bankruptcy Code in February 1992. McCrory rejected its lease, as amended, with the Company with the approval of the Bankruptcy Court effective January 31, 1994. The Company has filed a proof of claim with the United States Bankruptcy Court, Southern District of New York for a general unsecured claim in the total amount of $7,753,732 for damages arising from the rejection of the lease ("Lease Rejection Claim") and a proof of claim in the amount of $86,650 for pre-petition unpaid rent, which amount has been allowed in the reduced amount of $84,354, without prejudice to McCrory's right to assert other and further objections. The Company has also filed an administrative claim in the amount of approximately $296,000 ("Administrative Claim") for damages resulting from McCrory's failure to repair and maintain the premises as required by the lease. McCrory objected to the Company's Lease Rejection Claim and Administrative Claim, and asserts that no amount is due and owing. The Company has not included its claim against McCrory in its financial statements due to (a) the fact that McCrory has disclosed that it has sold substantially all of its assets and that the proceeds of sale are insufficient to make any distributions to unsecured creditors or to satisfy in full the administrative claims asserted against McCrory, (b) the pending litigation over the Lease Rejection Claim and Administrative Claim and (c) the uncertainty of the amount that may ultimately be allowed and collected. The Company has leased approximately 69,000 square feet of the approximate 99,000 square feet of space surrendered by McCrory. The remainder of the space of approximately 30,000 square feet is not leaseable due to the renovations required to accommodate six tenants where formerly there was one. The rental income to be derived from the six tenants over the terms of their leases will be approximately $5,040,000 less than the total rental income that would have been due from McCrory for the period February 1, 1994 through April 29, 2010, the termination date of the McCrory lease.

     Jamesway Corporation ("Jamesway"), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996 but continued occupancy until March 22, 1996. The Company filed an amended unsecured claim in the amount of $883,635 for damages resulting from the breach and rejection of the lease and an administrative priority claim in the amount of approximately $189,000 for certain amounts due under the lease after the filing of Jamesway's Chapter 11 petition and for the costs of repairs resulting from Jamesway's failure to fulfill its repair and maintenance obligations under the lease. Pursuant to a settlement that was approved by the Bankruptcy Court, the Company has an allowed unsecured claim in the amount of $950,635 and an allowed administrative claim in the amount of $54,887. The Company has realized, to date, $465,811, or 49% on account of its unsecured claim and 100% of its allowed administrative claim of $54,887 for a total of $520,698. At July 31, 1997, the amount of $418,789 was recorded in Bad Debt Recovery which amount represents the amount realized of $473,166 less legal expenses of $22,406 and a previously recorded pre-petition rental claim of $31,971.
     At January 31, 1998 the Company recorded an additional amount in Bad Debt Recovery of $41,453, which amount represents the amount realized of $47,532 less legal expenses of $6,079. The Company has made no provision in its financial statements for the balance of its unsecured claim filed against Jamesway due to the uncertainty of the amount that may ultimately be collected.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended January 31, 1998 Compared to the Three Months Ended January 31, 1997:

In the three months ended January 31, 1998, the Company reported income in the amount of $326,750, or $.15 per share. In the comparable three months ended January 31, 1997, the Company reported income in the amount of $99,877, or $.05 per share. The 1998 quarter includes a pre-tax net recovery of real estate taxes in the amount of $123,809 (see below). There was no comparable item in the 1997 three month period.

Revenues in the current three months increased to $2,804,731 from $2,472,658 in the comparable 1997 three months, primarily due to the addition of new tenants and the pre-tax net recovery of prior years' real estate taxes.

Interest expense in the current quarter exceeded investment income by $143,972 and by $109,831 in the comparable 1997 quarter. The increase of $34,141 was primarily due to the interest on the Jamaica Building loan discussed in Note 5(a) to the Consolidated Financial Statements.

Real estate operating expenses in the current three months decreased to $1,446,866 from $1,539,028 in the comparable 1997 quarter principally due to a decrease in real estate taxes and fuel costs, partially offset by an increase in payroll costs, maintenance costs and leasing commissions.

Administrative and general expenses increased to $477,488 from $462,803.

The recovery of real estate taxes in the current quarter in the amount of $123,809, net of legal expenses and a credit to a tenant in accordance with the terms of its lease, represents prior years' real estate taxes from the Town of Fishkill, New York.

Depreciation and amortization expense in the current three months increased to $255,108 from $238,119 in the three months ended January 31, 1997 because of additional improvements to property.

The bad debt recovery in the amount of $41,453 in the three months ended January 31, 1998 relates to the bad debt write-off of $424,011 in the 1996 year. See Note 13 to the Consolidated Financial Statements (Jamesway).

Six Months Ended January 31, 1998 Compared to the Six Months Ended January 31, 1997:

In the six months ended January 31, 1998, the Company reported income in the amount of $671,761, or $.31 per share. In the comparable six months ended January 31, 1997, the Company reported income in the amount of $199,877, or $.09 per share. The 1998 six months includes a pre-tax net recovery of real estate taxes in the amount of $283,085 (see below). There was no comparable item in the 1997 six month period.

Revenues in the current six months increased to $5,605,592 from $4,914,667 in the comparable 1997 six months, primarily due to the addition of new tenants and the pre-tax net recovery of prior years' real estate taxes.

Interest expense in the current six months exceeded investment income by $285,800 and by $226,020 in the comparable 1997 quarter. The increase of $59,780 was primarily due to the interest on the Jamaica Building loan discussed in Note 5(a) to the Consolidated Financial Statements.

Real estate operating expenses in the current six months decreased to $2,793,243 from $2,963,144 in the comparable 1997 six months principally due to a decrease in real estate taxes and fuel costs, partially offset by an increase in payroll costs, maintenance costs and leasing commissions.

Administrative and general expenses in the current six months increased to $1,006,025 from $968,039 in the comparable 1997 six months principally due to an increase in payroll, and legal and professional costs.

The recovery of real estate taxes in the current six month period in the amount of $283,085, net of legal expenses and credits to tenants in accordance with the terms of their leases, represents prior years' real estate taxes from the City of New York and the Town of Fishkill, New York.

Depreciation and amortization expense in the current six months increased to $504,216 from $471,587 in the six months ended January 31, 1997 because of additional improvements to property.

The bad debt recovery in the amount of $41,453 in the six months ended January 31, 1998 relates to the bad debt write-off of $424,011 in the 1996 year. See
Note 13 to the Consolidated Financial Statements (Jamesway).

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

Cash Flows From Operating Activities:

Deferred Expenses: The Company had an expenditure of approximately $37,700 for brokerage leasing commissions relating to two new tenants at the Jamaica, New York building during the six months ended January 31, 1998.

Real estate taxes refundable increased by $267,972 due to a refund of prior years' real estate taxes on the Fishkill, New York property.

Payroll and other accrued liabilities: Included in the increase of $479,126 is an amount of $440,300 representing attorneys' fees and amounts payable to six tenants, in accordance with the terms of their leases, due to the recovery of prior years' real estate taxes from the City of New York and the Town of Fishkill, New York.

Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of approximately $422,000 for renovations at its Jamaica, New York building to accommodate two new tenants during the six months ended January 31, 1998.

Cash Flows From Financing Activities:

Lease Security: The Company received approximately $22,000 in additional lease security due to the leasing of space to three new tenants at its Jamaica, New York building during the six months ended January 31, 1998.

Borrowings - Security Broker: The Company borrowed $700,000 to be used for the subscription offering to purchase a new issue of common stock of a banking institution. Of this amount, $500,000 was transferred to a certificate of deposit account and $200,000 to a cash operating account pending the determination as to the number of shares available to the Company.

The leasing of 69,000 square feet of space in the Jowein Building located in the Fulton Mall in downtown Brooklyn, New York to three chain store tenants and two additional tenants for retail space and one tenant for office space, the leasing of 25,000 square feet to the U. S. Post Office in Fishkill, New York and the leasing to the State of New York of approximately 46,000 square feet of office space for two tenants and 8,000 square feet of office space to two additional tenants in the Company's former store in Jamaica, New York, will provide additional working capital for the Company. The Jamaica leases commenced May 1, 1997. To defray the costs of renovations for the State occupancy, the Company borrowed from a bank the principal amount of $2,500,000 (see Note 5(a) to the Consolidated Financial Statements).

The Company had working capital of  $2,660,486, with a ratio of  current
assets to  current liabilities of   1.73 to 1 at January 31, 1998.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the six months ended January 31, 1998.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     March 4, 1998                             Lloyd J. Shulman
                                               ----------------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     March 4, 1998                               Alex Slobodin
                                               ----------------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)