Form 10-Q
period 1998-04-30
MAYS J W INC
filed 1998-06-11
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 1998

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

        Class                                Outstanding at June 8, 1998
Common Stock,  $1 par value                       2,135,780 shares

                                             This report contains 18 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Cash Flows                5

          Notes to the Consolidated Financial Statements      6 - 13

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             14 - 16


Part II  -  Other Information                                 17


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                      April 30,        July 31,
                             ASSETS                                     1998             1997
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 5 and 7)                        $28,069,183      $28,125,834
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             642,091          234,288
  Marketable securities - other investments (Notes 4 and 8)           3,484,710        2,721,127
  Receivables (Note 9)                                                  298,691          563,410
  Real estate taxes refundable                                        2,509,222              -
  Deferred income taxes                                                 109,000           67,000
  Security deposits                                                       8,471              -
  Prepaid expenses                                                      604,539        1,150,916
                                                                   -------------    -------------
       Total current assets                                           7,656,724        4,736,741
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,803,123        2,745,524
  Less accumulated amortization                                       1,193,612        1,030,351
                                                                   -------------    -------------
       Net                                                            1,609,511        1,715,173
  Security deposits                                                     588,148          589,492
  Unbilled receivables (Note 9)                                       3,926,384        3,651,795
  Unbilled receivables - affiliated company (Note 9)                    773,234          909,688
  Receivables                                                           232,884          384,088
  Receivables - affiliated company (Note 9)                              66,224          194,453
  Marketable securities - other investments (Notes 4 and 8)              99,210           98,716
                                                                   -------------    -------------
       Total other assets                                             7,295,595        7,543,405
                                                                   -------------    -------------


        TOTAL ASSETS                                                $43,021,502      $40,405,980
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 5)                                         $8,025,182       $8,641,833
  Other (Note 6)                                                        581,909          640,868
                                                                   -------------    -------------
       Total long-term debt                                           8,607,091        9,282,701
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,267,000          326,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 8)                                 402,645        1,270,053
  Accounts payable                                                       27,850           46,256
  Payroll and other accrued liabilities                               1,923,521          553,215
  Income taxes payable                                                    8,609           11,436
  Other taxes payable                                                     3,353            1,918
  Current portion of long-term debt - mortgages payable (Note 5)        816,908          780,365
  Current portion of long-term debt - other (Note 6)                    112,471          104,000
                                                                   -------------    -------------
       Total current liabilities                                      3,295,357        2,767,243
                                                                   -------------    -------------

       Total liabilities                                             13,169,448       12,375,944
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      403,762          101,151
  Retained earnings                                                  24,213,852       22,694,445
                                                                   -------------    -------------
                                                                     30,142,156       28,320,138
  Less common stock held in treasury, at cost - 42,517
    shares at April 30, 1998 and  July 31, 1997                         290,102          290,102
                                                                   -------------    -------------
       Total shareholders' equity                                    29,852,054       28,030,036
                                                                   -------------    -------------

Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $43,021,502      $40,405,980
                                                                   =============    =============

See Notes to the Consolidated Financial Statements.
                                                -3-




                           J.  W. MAYS, INC.

       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                     Three Months Ended                Nine Months Ended
                                                                         April 30,                         April 30,
                                                              --------------- ----------------  --------------- ----------------
                                                                   1998            1997              1998            1997
                                                              --------------  --------------    --------------  --------------
                                                               (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Revenues
  Rental income (Note 9)                                          $2,561,133      $2,325,791        $7,676,835      $7,033,653

  Rental income - affiliated company (Note 9)                        103,402         103,402           310,207         310,207

  Recovery of real estate taxes                                      924,195             -           1,207,280             -
                                                               --------------  --------------    --------------  --------------
      Total revenues                                               3,588,730       2,429,193         9,194,322       7,343,860
                                                               --------------  --------------    --------------  --------------


Expenses
  Real estate operating expenses                                   1,367,739       1,490,821         4,160,982       4,453,965
  Administrative and general expenses                                536,552         489,693         1,542,577       1,457,732
  Bad debts (recovery) (Note 14)                                         -               -             (41,453)            -
  Depreciation and amortization                                      253,108         251,217           757,324         722,804
                                                               --------------  --------------    --------------  --------------
       Total expenses                                              2,157,399       2,231,731         6,419,430       6,634,501
                                                               --------------  --------------    --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                1,431,331         197,462         2,774,892         709,359
                                                               --------------  --------------    --------------  --------------
Investment income and interest expense:
  Investment income                                                   75,133          64,006           207,765         189,966
  Interest expense (Notes 5 and 11)                                 (207,818)       (168,455)         (626,250)       (520,435)
                                                               --------------  --------------    --------------  --------------
                                                                    (132,685)       (104,449)         (418,485)       (330,469)
                                                               --------------  --------------    --------------  --------------

Income before income taxes                                         1,298,646          93,013         2,356,407         378,890
Income taxes provided                                                451,000          75,000           837,000         161,000
                                                               --------------  --------------    --------------  --------------
Net income                                                           847,646          18,013         1,519,407         217,890

Retained earnings, beginning of period                            23,366,206      22,083,397        22,694,445      21,883,520
                                                               --------------  --------------    --------------  --------------
Retained earnings, end of period                                 $24,213,852     $22,101,410       $24,213,852     $22,101,410
                                                               ==============  ==============    ==============  ==============

Net income per common share (Note 2)                                    $.40            $.01              $.71            $.10
                                                               ==============  ==============    ==============  ==============

Dividends per share                                                     $-              $-                $-              $-
                                                               ==============  ==============    ==============  ==============

Weighted average common shares outstanding                         2,135,780       2,136,124         2,135,780       2,136,308
                                                              ==============  ==============    ==============  ==============


See Notes to the Consolidated Financial Statements.


















                                                                       -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Nine Months Ended
                                                                             April 30,
                                                                  -------------- - ---------------
                                                                        1998             1997
                                                                   -------------    -------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                           $1,519,407         $217,890

Adjustments to reconcile income to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                    (494)            (251)
  Realized loss on marketable securities                                 13,489            2,360
  Depreciation and amortization                                         757,324          722,804
  Amortization of deferred expenses                                     201,127          165,730
  Other assets - deferred expenses                                      (95,465)        (207,369)
                      - security deposits                                (7,127)         302,378
                      - unbilled receivables                           (274,589)        (334,973)
                      - unbilled receivables - affiliated company       136,454           33,621
                      - receivables                                     151,204           39,112
                      - receivables - affiliated company                128,229           38,438
  Deferred income taxes                                                 743,000           73,000

Changes in:
  Receivables                                                           264,719          (17,122)
  Prepaid expenses                                                      546,377          472,298
  Income taxes refundable                                                   -              4,496
  Real estate taxes refundable                                       (2,509,222)          13,409
  Accounts payable                                                      (18,406)           6,685
  Payroll and other accrued liabilities                               1,370,306          (14,237)
  Income taxes payable                                                   (2,827)           5,725
  Other taxes payable                                                     1,435           (2,089)
                                                                   -------------    -------------
     Cash provided by operating activities                            2,924,941        1,521,905
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (700,673)      (2,914,185)
  Marketable securities - other investments:
    Receipts from sales or maturities                                   286,524          170,000
    Payments for purchases                                             (604,985)         (50,963)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,019,134)      (2,795,148)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - mortgage debt                                                -          2,500,000
  Borrowings - securities broker                                      1,705,588          129,347
  Payments   - securities broker                                     (2,572,996)        (345,675)
  Increase in long-term debt                                             27,445           11,060
  (Decrease) in long-term debt                                         (658,041)        (686,426)
  Purchase of treasury stock                                                -             (5,634)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                   (1,498,004)       1,602,672
                                                                   -------------    -------------

Increase in cash                                                        407,803          329,429

Cash and cash equivalents at beginning of period                        234,288          412,653
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $642,091         $742,082
                                                                   =============    =============

See Notes to the Consolidated Financial Statements.

                                                 -5-

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

2.   Income per common share:

   Income per common share has been computed by dividing the income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per common share were 2,135,780 in each of the three and nine month periods ended April 30, 1998, and 2,136,124 and 2,136,308 in the three and nine month periods ended April 30, 1997, respectively.

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



Marketable Securities - Other Investments  (continued)


            As of April 30, 1998, the Company's marketable securities were classified as follows:


                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current
            Available for sale:
              Equity securities                                   $2,836,045       $610,762             $-       $3,446,807
              Certificate of deposit                                  37,903            -                -           37,903
                                                                -------------  -------------    -------------  -------------
                   Total current                                  $2,873,948       $610,762             $-       $3,484,710
                                                                =============  =============    =============  =============

  Noncurrent
            Held to maturity:
              Corporate debt securities                              $99,210         $2,405             $-         $101,615
                                                                =============  =============    =============  =============




  Investment income consists of the following:
                                                                    Three Months Ended              Nine Months Ended
                                                                         April 30,                       April 30,
                                                              ------------------------------  ------------------------------
                                                                      1998           1997             1998           1997
                                                                    ________       ________         ________       ________
              Interest income                                        $20,003         $9,132          $63,595        $26,197
              Dividend income                                         55,138         55,604          157,659        166,129
              (Loss) on sale of marketable securities                     (8)          (730)         (13,489)        (2,360)
                                                                -------------  -------------    -------------  -------------
                 Total                                               $75,133        $64,006         $207,765       $189,966
                                                                =============  =============    =============  =============












                                                                         -7-

5. Long-Term Debt:


                                                                     April 30, 1998                    July 31, 1997
                                                            --------------------------------  ------------------------------
                                        Current
                                        Annual      Final           Due             Due               Due            Due
                                       Interest    Payment         Within          After             Within         After
                                         Rate        Date         One Year        One Year          One Year       One Year
                                        -------  --------    --------------  --------------    --------------  ------------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %    4/01/07         $266,667      $3,466,666          $266,667    $3,666,666
  Jowein Building, Brooklyn, N.Y.  (b)      9 %    3/31/00           81,706         696,639            76,431       758,595
  Fishkill, New York property      (c)      9 %   11/01/99#         127,110       2,346,192           118,844     2,442,584
  Circleville, Ohio property       (d)      7 %    9/30/02          332,698       1,329,026           310,233     1,580,714
  Other                                 8 1/2 %    5/01/01            8,727         186,659             8,190       193,274
                                                              --------------  --------------    --------------  ------------
       Total                                                       $816,908      $8,025,182          $780,365    $8,641,833
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

(b) Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. Effective April 1, 1997, the maturity date of the mortgage which was scheduled to be on March 31, 1998, was extended to March 31, 2000. The interest rate increased from 7 3/8% to 9% commencing April 1, 1997. During the renewal period there will be no change in the constant quarterly payments of interest and principal in the amount of $37,263.

(c) On October 28, 1994, the existing first mortgage loan balance on the Fishkill property was paid down by a $200,000 payment and the due date of the mortgage loan was extended for a period of five (5) years from November 1, 1994. The annual interest rate was reduced from 10% to 9% and the principal and interest payments are to be made in constant monthly amounts based upon a fifteen (15) year payout period.

(d)The mortgage loan, which is self-amortizing, matures September 30, 2002. The loan is payable at an annual interest rate of 7%. Under the terms of the loan, constant monthly payments, including interest and principal, commenced April 1, 1994 in the amount of $33,767, until October 1, 1997, at which time the monthly payments of interest and principal increased to $36,540.


6.   Long-Term Debt - Other:

     Long-Term debt - other consists of the following:



                                                                    April 30, 1998                    July 31, 1997
                                                            -------------------------------  -------------------------------

                                                              Due Within       Due After       Due Within       Due After
                                                               One Year        One Year         One Year        One Year
                                                            --------------- ---------------  --------------- ---------------

Deferred compensation  *                                          $104,000        $277,333         $104,000        $355,333
Lease security deposits  **                                          8,471         304,576              -           285,535
                                                              -------------   -------------    -------------   -------------
    Total                                                         $112,471        $581,909         $104,000        $640,868
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

     **Does not include three irrevocable letters of credit totaling $275,000 at April 30, 1998 provided by three tenants as lease security deposits.

7.   Property and Equipment - Net:




                                                                    April 30,         July 31,
                                                                      1998             1997
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $35,556,974      $34,944,039
  Improvements  to  leased  property                                 9,143,369        9,143,369
  Land                                                               4,008,835        4,008,835
                                                                  -------------    -------------
                                                                    48,709,178       48,096,243
  Less accumulated depreciation                                     20,863,141       20,143,617
                                                                  -------------    -------------
     Property - net                                                 27,846,037       27,952,626
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               525,183          510,108
  Other fixed assets                                                   209,293          180,382
                                                                  -------------    -------------
                                                                       734,476          690,490
  Less accumulated depreciation                                        511,330          517,282
                                                                  -------------    -------------
    Fixtures and equipment and other - net                             223,146          173,208
                                                                  -------------    -------------

        Property and equipment - net                               $28,069,183      $28,125,834
                                                                  =============    =============


8.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at April 30, 1998 in the amount of $402,645, secured by the Company's marketable securities, accrues interest, which at April 30, 1998, was at the annual rate of 7 3/4%.

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,402 for each of the quarters ended April 30, 1998 and April 30, 1997 and $310,207 for each of the nine month periods ended April 30, 1998 and April 30, 1997, representing rentals from an affiliated company.

     Amounts due from the affiliated company are as follows:



                                                       April 30,      July 31,
                                                         1998           1997
                                                  ------------------------------

Unbilled receivables                                    $773,234       $909,688
Receivables - noncurrent                                  66,224        194,453
                                                    -------------  -------------
                                                        $839,458     $1,104,141

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $35,000 and $105,000 as contributions to the Plan for the three and nine months ended April 30, 1998, respectively, and $33,750 and $101,925 as contributions to the plan for the three and nine months ended April 30, 1997, respectively. In February 1998, the Financial Accounting Standards Board issued statement of Financial Standards No. 132 ("FAS 132"), "Employers' Disclosure about Pensions and Other Post-Retirement Benefits", effective for fiscal years beginning after December 15, 1997. The adoption of this accounting standard will have no effect on the consolidated financial statements since the Company's Retirement Plan is 100% funded, with Company contributions made quarterly, and there will be no additional liability recognized by the Company.


11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                         Nine Months Ended
                                                             April 30,
                                                  ------------------------------
                                                          1998           1997
                                                      __________     __________
Interest paid                                           $633,152       $494,814
Income taxes paid                                        $96,827        $77,779


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

     The Company derives rental income from thirty-five tenants, of which two tenants each accounted for more than 10% of rental income during the quarter ended April 30, 1998. The City of New York is one of the two tenants and the other tenant is 510 Fulton Street Realty Associates, the owners of which are long established in business.

13.  Year 2000 Compliance:

     The Company has assessed the exposure of its computer systems presented by the upcoming change in the millennium. The Company does not believe that any material expenditures will be required to resolve the year 2000 issue.

14.  Contingencies:

     McCrory Stores Corporation ("McCrory"), which occupied space in the Company's Jowein Building in the Fulton Mall in downtown Brooklyn, New York, and whose lease, as amended, extended to April 29, 2010, filed for relief under Chapter 11 of the Bankruptcy Code in February 1992. McCrory rejected its lease, as amended, with the Company with the approval of the Bankruptcy Court effective January 31, 1994. The Company has filed an unsecured proof of claim with the United States Bankruptcy Court, Southern District of New York for lease rejection damages in the amount of $7,753,732 ("Lease Rejection Claim"), and an administrative claim in the amount of approximately $296,000 ("Administrative Claim") for damages resulting from McCrory's failure to repair and maintain the premises as required by the lease. McCrory objected to the Company's Lease Rejection Claim and Administrative Claim, and asserts that no amount is due and owing. The Company has not included its claims against McCrory in its financial statements due to (a) the fact that McCrory has disclosed that it has sold substantially all of its assets and that the proceeds of sale are insufficient to make any distributions to unsecured creditors and that holders of allowed administrative claims will only receive approximately 10 to 20 percent of the allowed amount of their claims, (b) the pending litigation over the Administrative Claim, and (c) the uncertainty of the amount that may ultimately be allowed and collected. The Company has leased approximately 69,000 square feet of the approximate 99,000 square feet of space surrendered by McCrory. The remainder of the space of approximately 30,000 square feet is not leaseable due to the renovations required to accommodate six tenants where formerly there was one. The rental income to be derived from the six tenants over the terms of their leases will be approximately $5,040,000 less than the total rental income that would have been due from McCrory for the period February 1, 1994 through April 29, 2010, the termination date of the McCrory lease.

     Jamesway Corporation ("Jamesway"), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996, but continued occupancy until March 22, 1996. The Company filed an amended unsecured claim in the amount of $883,635 for damages resulting from the breach and rejection of the lease and an administrative priority claim in the amount of approximately $189,000 for certain amounts due under the lease after the filing of Jamesway's Chapter 11 petition and for the costs of repairs resulting from Jamesway's failure to fulfill its repair and maintenance obligations under the lease. Pursuant to a settlement that was approved by the Bankruptcy Court, the Company has an allowed unsecured claim in the amount of $950,635 and an allowed administrative claim in the amount of $54,887. The Company has realized, to date, $465,811, or 49% on account of its unsecured claim and 100% of its allowed administrative claim of $54,887 for a total of $520,698. At July 31, 1997, the amount of $418,789 was recorded in Bad Debt Recovery which amount represents the amount realized of $473,166 less legal expenses of $22,406 and a previously recorded pre-petition rental claim of $31,971.
     At April 30, 1998 the Company recorded an additional amount in Bad Debt Recovery of $41,453, which amount represents the amount realized of $47,532 less legal expenses of $6,079. The Company has made no provision in its financial statements for the balance of its unsecured claim filed against Jamesway due to the uncertainty of the amount that may ultimately be collected.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended April 30, 1998 Compared to the Three Months Ended April 30, 1997:

In the three months ended April 30, 1998, the Company reported income in the amount of $847,646, or $.40 per share. In the comparable three months ended April 30, 1997, the Company reported income of $18,013, or $.01 per share. The 1998 quarter includes a pre-tax net recovery of real estate taxes of $924,195 (see below). There was no comparable item in the 1997 three month period.

Revenues in the current three months increased to $3,588,730 from $2,429,193 in the comparable 1997 three months, primarily due to the addition of new tenants and the pre-tax net recovery of prior years' real estate taxes.

Interest expense in the current quarter exceeded investment income by $132,685 and by $104,449 in the comparable 1997 quarter. The increase of $28,236 was primarily due to the interest on the Jamaica Building loan discussed in Note 5(a) to the Consolidated Financial Statements.

Real estate operating expenses in the current three months decreased to $1,367,739 from $1,490,821 in the comparable 1997 quarter principally due to a decrease in real estate taxes and fuel costs, partially offset by an increase in payroll costs, maintenance costs and leasing commissions.

Administrative and general expenses increased to $536,552 from $489,693 principally due to an increase in payroll costs.

The recovery of real estate taxes in the current quarter of $924,195, net of legal expenses and credits to tenants in accordance with the terms of their leases, represents prior years' real estate taxes from the City of New York.

Depreciation and amortization expense in the current three months increased to $253,108 from $251,217 in the three months ended April 30, 1997 because of additional improvements to property.


Nine Months Ended April 30, 1998 Compared to the Nine Months Ended April 30,
1997:

In the nine months ended April 30, 1998, the Company reported income of $1,519,407, or $.71 per share. In the comparable nine months ended April 30, 1997, the Company reported income of $217,890, or $.10 per share. The 1998 nine months includes a pre-tax net recovery of real estate taxes of $1,207,280 (see below). There was no comparable item in the 1997 nine month period.

Revenues in the current nine months increased to $9,194,322 from $7,343,860 in the comparable 1997 nine months, primarily due to the addition of new tenants and the pre-tax net recovery of prior years' real estate taxes.

Interest expense in the current nine months exceeded investment income by $418,485 and by $330,469 in the comparable 1997 nine month period. The increase of $88,016 was primarily due to the interest on the Jamaica Building loan discussed in Note 5(a) to the Consolidated Financial Statements.

Real estate operating expenses in the current nine months decreased to $4,160,982 from $4,453,965 in the comparable 1997 nine months principally due to a decrease in real estate taxes and fuel costs, partially offset by an increase in payroll costs, maintenance costs and leasing commissions.

Administrative and general expenses in the current nine months increased to $1,542,577 from $1,457,732 in the comparable 1997 nine months principally due to an increase in payroll, and legal and professional costs, partially offset by a decrease in insurance costs.

The recovery of real estate taxes in the current nine month period in the amount of $1,207,280, net of legal expenses and credits to tenants in accordance with the terms of their leases, represents prior years' real estate taxes from the City of New York and the Town of Fishkill, New York.

Depreciation and amortization expense in the current nine months increased to $757,324 from $722,804 in the nine months ended April 30, 1997 because of additional improvements to property.

The bad debt recovery in the amount of $41,453 in the nine months ended April 30, 1998 relates to the bad debt write-off of $424,011 in the 1996 year. See
Note 14 to the Consolidated Financial Statements (Jamesway).

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

The City of New York and the Company have agreed to a settlement which substantially reduces the real property tax assessments applicable to the Jowein Building, Brooklyn, New York from the 1991/92 through the 1995/96 tax years. The Company's portion of the tax refund, after legal expenses and credits to tenants in accordance with the terms of their leases, is in the amount of $924,195.

The Company, on March 17, 1998, purchased 54,537 shares of an initial public offering of common stock of a bank in which the Company maintains accounts, at $10 per share, for a total of $545,370. The closing market price of the stock at April 30, 1998 was $18.3125 per share, for a total of $998,709.

Cash Flows From Operating Activities:

Deferred Expenses: The Company had an expenditure of approximately $37,700 for brokerage leasing commissions relating to two new tenants at the Jamaica, New York building during the nine months ended April 30, 1998.

Real estate taxes refundable increased by $2,509,222 due to a refund of prior years' real estate taxes on the Fishkill, New York property in the amount of $267,972, and on the Jowein Building Property in Brooklyn, New York in the amount of $2,241,250.

Payroll and other accrued liabilities: Included in the increase of $1,370,306 is an amount of $1,289,072 representing attorneys' fees and amounts payable to six tenants, in accordance with the terms of their leases, due to the recovery of prior years' real estate taxes from the City of New York and the Town of Fishkill, New York.

Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of approximately $427,000 for renovations at its Jamaica, New York building to accommodate two new tenants during the nine months ended April 30, 1998.

Cash Flows From Financing Activities:

Lease Security: The Company received approximately $22,000 in additional lease security due to the leasing of space to three new tenants at its Jamaica, New York building during the nine months ended April 30, 1998.

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

The Company had working capital of  $4,361,367, with a ratio of  current
assets to  current liabilities of   2.32 to 1 at April 30, 1998.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended April 30, 1998.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     June 8, 1998                              Lloyd J. Shulman
                                               ----------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     June 8, 1998                              Alex Slobodin
                                               ----------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)