Form 10-K
period 1998-07-31
MAYS J W INC
filed 1998-10-20
CIK 54187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                            ------------------------

        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED: JULY 31, 1998
                                       OR

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

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $6,670,620 AS OF SEPTEMBER 25, 1998 BASED ON THE AVERAGE OF THE BID AND ASKED PRICE OF THE STOCK REPORTED FOR SUCH DATE. FOR THE PURPOSE OF THE FOREGOING CALCULATION, THE SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

     The number of shares outstanding of the registrant's common stock as of September 25, 1998 was 2,135,780.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                            PART OF FORM 10-K
                                                          IN WHICH THE DOCUMENT
                        DOCUMENT                              IS INCORPORATED
                        --------                          ---------------------
  Annual Report to Shareholders for Fiscal
    Year Ended July 31, 1998                                  Parts I and II
  Definitive Proxy Statement for the 1998
   Annual Meeting of Shareholders                                Part III

================================================================================

                                                 J. W. MAYS, INC.

                                 FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1998

                                                 TABLE OF CONTENTS
PART I                                                                                                    PAGE
                                                                                                          ----
     Item  1. Business ...............................................................................     3
     Item  2. Properties .............................................................................     3
     Item  3. Legal Proceedings ......................................................................     7
     Item  4. Submission of Matters to a Vote of Security Holders ....................................     7
     Executive Officers of the Registrant ............................................................     8


PART II

     Item  5. Market for Registrant's Common Stock and Related Shareholder Matters ...................     8
     Item  6. Selected Financial Data ................................................................     8
     Item  7. Management's Discussion and Analysis of Financial Condition and Results of
                Operations ...........................................................................     8
     Item  8. Financial Statements and Supplementary Data ............................................     8
     Item  9. Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure ............................................................................     9


PART III

     Item 10. Directors and Executive Officers of the Registrant .....................................     9
     Item 11. Executive Compensation .................................................................     9
     Item 12. Security Ownership of Certain Beneficial Owners and Management .........................     9
     Item 13. Certain Relationships and Related Transactions .........................................     9

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................     9

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

ITEM 2. PROPERTIES.

     The table below sets forth certain information as to each of the properties currently operated by the Company:

                                                          APPROXIMATE
                           LOCATION                       SQUARE FEET
                           --------                       -----------
     1. Brooklyn, New York
        Fulton Street at Bond Street ..................     380,000

     2. Brooklyn, New York

        Jowein Building
        Fulton Street and Elm Place ...................     430,000

     3. Jamaica, New York
        Jamaica Avenue at 169th Street ................     297,000

     4. Fishkill, New York
        Route 9 at Interstate Highway 84 ..............     211,000
                                                          (located on
                                                          14.9 acres)

     5. Levittown, New York
        Hempstead Turnpike ............................      85,800

     6. Massapequa, New York
        Sunrise Highway ...............................     133,400

     7. Circleville, Ohio
        Tarlton Road ..................................     193,350
                                                          (located on
                                                          11.6 acres)

     8. Brooklyn, New York
        Truck Bays, passage facilities and tunnel--
          Schermehorn Street ..........................      17,000
        Building--Livingston Street ...................      10,500

     Properties leased are under long-term leases for varying periods, the longest of which extends to 2013, and in most instances renewal options are included. Reference is made to Note 6 to the Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Jowein building, Jamaica building, Fishkill property, Ohio property and a small part of the Company's former Brooklyn store.

1.   Brooklyn, New York--Fulton Street at Bond Street

     15% of the premises is leased by the Company under eight separate leases. Expiration dates are as follows: 1/31/2001 (2 leases); 4/30/2011 (4 leases); 6/30/2011 (1 lease); and 12/8/2013 (1 lease). One lease which expires 1/31/2001 has a 10 year option and the lease which expires 12/8/2013 has two thirty year options through 12/8/2073. There are no present plans for additional improvements of this property.

     The property is currently leased to seven tenants of which five are retail tenants and two occupy office space. One tenant occupies in excess of 10% of the rentable square footage (26.11%). This tenant subleases to a flea market, department store, shoe store and various other retail shops. The lease expires April 30, 2011 with no renewal options.

             OCCUPANCY                             LEASE EXPIRATION
      ---------------------             ----------------------------------------
       YEAR                               YEAR          NUMBER OF         AREA
       ENDED          RATE                ENDED          LEASES          SQ. FT.
      -------        ------             ---------        ------          -------
      7/31/94        28.77%             7/31/1999           1             3,080
      7/31/95        28.77%             7/31/2000           1             2,140
      7/31/96        28.77%             7/31/2001           2             3,718
      7/31/97        28.77%             7/31/2003           1                63
      7/31/98        28.77%             7/31/2004           1             1,140
                                        7/31/2011           1            99,190
                                                            -           -------
                                                            7           109,331
                                                            -           -------

     The federal tax basis is $8,412,611 with accumulated depreciation of $4,608,313 for a net carrying value of $3,804,298 as of July 31, 1998. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $670,959 and the rate used is averaged at $10.164 per $100 of assessed valuation.

2.   Brooklyn, New York--Jowein Building, Fulton St. & Elm Place

     Approximately 50% of the premises is owned and 50% is leased. The lease is with one landlord and expires April 30, 2010. There are no renewal options. There are no present plans for additional improvement of this property. Approximately 280,000 square feet of the property is currently leased to twelve tenants of which eight are retail stores, one is a restaurant and three leases are for office space. One tenant is a New York City agency which occupies in excess of 10% of the rentable square footage (31.19%). The lease expires April 29, 2010 with no renewal options. Approximately 110,000 square feet of the building is available for lease.

              OCCUPANCY                             LEASE EXPIRATION
      ----------------------              --------------------------------------
       YEAR                                  YEAR        NUMBER OF        AREA
       ENDED           RATE                  ENDED        LEASES         SQ. FT.
      -------         ------              ---------       ------         -------
      7/31/94         67.99%              7/31/2001          2           34,110
      7/31/95         50.34%              7/31/2004          1           23,603
      7/31/96         63.67%              7/31/2007          1            5,500
      7/31/97         65.19%              7/31/2008          1              500
      7/31/98         65.19%              7/31/2010          7          216,613
                                                            --          -------
                                                            12          280,326
                                                            --          -------

     The federal tax basis is $10,006,821 with accumulated depreciation of $5,300,586 for a net carrying value of $4,706,235 as of July 31, 1998. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $860,890 and the rate used is averaged at $10.164 per $100 of assessed valuation.

3.   Jamaica, New York--Jamaica Avenue at 169th Street

     The building is owned and the fee is leased from an affiliated company. The lease expires July 31, 2027. Approximately 54,000 square feet was renovated for office space for four tenants. Occupancy commenced May 1, 1997 for two tenants, November 1997 for one tenant and January 1998 for the fourth tenant. There are no present plans for additional improvement of the balance of the property. The property is currently leased to nine tenants; five are retail tenants and four leases are for office space. Two tenants occupy in excess of 10% of the rentable square footage. One of the tenants is a department store that occupies 27.50% of the rentable space with a lease that expires August 31, 2005 and has one five year renewal option. The other tenant is a major retail toy store which occupies 15.95% of the rentable space. The lease expires January 31, 2006 with six renewal options of five years each and 2,700 square feet to another tenant for retail space. Approximately 83,000 square feet of the building are available for lease.

             OCCUPANCY                             LEASE EXPIRATION
      ---------------------            -----------------------------------------
       YEAR                              YEAR         NUMBER OF           AREA
       ENDED          RATE               ENDED         LEASES            SQ. FT.
      -------        ------            ---------       ------            -------
      7/31/94        45.55%            7/31/2002          1                2,680
      7/31/95        45.55%            7/31/2006          2              128,342
      7/31/96        44.72%            7/31/2007          4               46,107
      7/31/97        59.59%            7/31/2008          2                8,021
                                                          -              -------
      7/31/98        62.34%                               9              185,150
                                                          -              -------

     The federal tax basis is $11,290,746 with accumulated depreciation of $5,349,700 for a net carrying value of $5,941,046 as of July 31, 1998. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $265,621 and the rate used is averaged at $10.164 per $100 of assessed valuation.

4.   Fishkill, New York--Route 9 at Interstate Highway 84

     The Company owns the entire premises. There are no present plans for the additional improvement of this property. Approximately 26,000 square feet are leased to one tenant for office space and 186,000 square feet of the building are available for lease.

             OCCUPANCY                           LEASE EXPIRATION
      ---------------------          -------------------------------------------
       YEAR                             YEAR          NUMBER OF          AREA
       ENDED          RATE              ENDED          LEASES           SQ. FT.
      -------        ------          ---------        ---------         --------
      7/31/94        94.45%          7/31/2001            1             25,915
      7/31/95        42.75%
      7/31/96        55.03%
      7/31/97        12.28%
      7/31/98        12.28%

     The federal tax basis is $8,905,467 with accumulated depreciation of $5,126,305 for a net carrying value of $3,779,162 as of July 31, 1998. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $134,783 and the rate used is averaged at $2.89 per $100 of assessed valuation.

5.   Levittown, New York--Hempstead Turnpike

     The Company owns the entire premises. There are no present plans for additional improvement of this property. The property is currently leased to one tenant that operates the premises as a game room and fast food restaurant. The lease expires September 30, 2004 with one five year renewal option.

            OCCUPANCY                             LEASE EXPIRATION
      --------------------              ----------------------------------------
       YEAR                              YEAR          NUMBER OF          AREA
       ENDED          RATE               ENDED          LEASES           SQ. FT.
      -------         ----              -------         ------           -------
      7/31/94         100%            7/31/2005        Building          15,243
      7/31/95         100%                             Land              70,557
                                                                         ------
      7/31/96         100%                                 1             85,800
                                                                         ------
      7/31/97         100%
      7/31/98         100%

     The federal tax basis is $273,550 with accumulated depreciation of $261,206 for a net carrying value of $12,344 as of July 31, 1998. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $99,488 and the rate used is averaged at $95.10 per $100 of assessed valuation.

6.   Massapequa, New York--Sunrise Highway

     The Company leases the entire premises under one lease. The lease expires May 14, 2009. There are no renewal options. There are no present plans for additional improvement of this property. The property is currently sub-leased to two tenants; one, a gasoline service station and the other, a bank. Each of these tenants occupy in excess of 10% of the rentable square footage. The gasoline service station lease expires April 29, 2009 with no renewal options. The sub-lease to the bank expires May 14, 2009 with no renewal options.

             OCCUPANCY                               LEASE EXPIRATION
      ----------------------            ----------------------------------------
       YEAR                                YEAR          NUMBER OF        AREA
       ENDED            RATE              ENDED           LEASES         SQ. FT.
      -------           ----            ---------        ---------       ------
      7/31/94           100%            7/31/2009            2           133,400
      7/31/95           100%
      7/31/96           100%
      7/31/97           100%
      7/31/98           100%

     The real estate taxes for this property are $249,605 and the rate used is averaged at $78.68 per $100 of assessed valuation.

     The Company does not own this property. Improvements to the property are made by the tenants.

7.   Circleville, Ohio--Tarlton Road

     The Company owns the entire premises. There are no present plans for additional improvement of this property. The entire property is currently leased to one tenant. The tenant is a manufacturer and uses these premises as a warehouse and distribution facility. The lease expires September 30, 2002. There are three five year renewal options.

            OCCUPANCY                             LEASE EXPIRATION
      -------------------              ----------------------------------------
       YEAR                              YEAR         NUMBER OF          AREA
       ENDED         RATE                ENDED         LEASES           SQ. FT.
      -------        ----              ---------      ---------         -------
      7/31/94        100%              7/31/2003          1             193,350
      7/31/95        100%
      7/31/96        100%
      7/31/97        100%
      7/31/98        100%

     The federal tax basis is $4,388,456 with accumulated depreciation of $783,653 for a net carrying value of $3,604,803 as of July 31, 1998. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $42,438 and the rate used is averaged at $37.14 per $1,000 of assessed valuation.

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

     See Note 11 to the Consolidated Financial Statements of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning those tenants the rental income from which equals 10% or more of the Company's rental income.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each Executive Officer of the Registrant (each of whom is elected annually) whose present term of office will expire upon the election and qualification of his successor:

                                                                  FIRST BECAME
                                  BUSINESS EXPERIENCE DURING      SUCH OFFICER
          NAME             AGE       THE PAST FIVE YEARS          OR DIRECTOR
          ----             ---    --------------------------      ------------
    Lloyd J. Shulman ....  56    President                       November, 1978
                                 Co-Chairman of the Board
                                  and President                  June, 1995
                                 Chairman of the Board and
                                  President                      November, 1996
                                 Director                        November, 1977

    Alex Slobodin .......  83    Executive Vice President        November, 1965
                                 Treasurer                       September, 1955
                                 Director                        November, 1963

    Ward N. Lyke, Jr. ...  47    Vice President                  February, 1984

    George Silva ........  48    Vice President                  March, 1995

    Salvatore Cappuzzo ..  39    Secretary                       November, 1981

     All of the above mentioned officers have been appointed as such by the directors and, except for Mr. Silva, have been employed as Executive Officers of the Company during the past five years.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The information appearing under the heading "Common Stock Prices and Dividends" on page 20 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information appearing under the heading "Summary of Selected Financial Data" on page 2 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 19 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Financial Statements, together with the report of D'Arcangelo & Co., LLP, Independent Accountants, dated October 7, 1998, appearing on pages 4 through 15 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, 7 and 8 hereof, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and such information is incorporated herein by reference.

     The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the heading "Executive Compensation and Related Matters" in the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item appears under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Information Concerning Nominees for Election as Directors" in the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item appears under the heading "Executive Compensation and Related Matters" in the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and such information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          1. The Consolidated Financial Statements and report of D'Arcangelo & Co., LLP, Independent Accountants, dated October 7, 1998, set forth on pages 4 through 15 of the Registrant's 1998 Annual Report to Shareholders.

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

                    (iii) The J. W. Mays, Inc. Retirement Plan and Trust,
                         Summary Plan Description, effective August 1, 1991, incorporated by reference to Registrant's Form 10-K dated October 23, 1992 and, as amended, effective August 1, 1993, incorporated by reference to Registrant's Form 10-Q for the Quarter ended October 31, 1993 dated December 2, 1993.

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

               (99) Additional exhibits--none.

     (b) Reports on Form 8-K -- No reports on Form 8-K were required to be filed by the Registrant during the three months ended July 31, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                J. W. MAYS, INC.
                                     ---------------------------------------
                                                  (REGISTRANT)


      October 19, 1998           By:         /s/  LLOYD J. SHULMAN
                                     ---------------------------------------
                                                Lloyd J. Shulman
                                              Chairman of the Board
                                           Principal Executive Officer
                                                    President
                                           Principal Operating Officer


      October 19, 1998           By:         /s/  ALEX SLOBODIN
                                     ---------------------------------------
                                                  Alex Slobodin
                                            Executive Vice President
                                                  and Treasurer
                                           Principal Financial Officer


      October 19, 1998           By:         /s/  MARK GREENBLATT
                                     ---------------------------------------
                                                 Mark Greenblatt
                                                   Controller


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

            SIGNATURE                    TITLE                      DATE
            ---------                    -----                      ----
  /s/  LLOYD J. SHULMAN         Chairman of the Board,        October 19, 1998
------------------------------   Chief Executive Officer,
       Lloyd J. Shulman          President, Chief
                                 Operating Officer
                                 and Director

  /s/    ALEX SLOBODIN          Executive Vice President,     October 19, 1998
------------------------------   Treasurer and Director
         Alex Slobodin


  /s/   FRANK J. ANGELL         Director                      October 19, 1998
------------------------------
        Frank J. Angell


  /s/   LANCE D. MYERS          Director                      October 19, 1998
------------------------------
        Lance D. Myers


  /s/    JACK SCHWARTZ          Director                      October 19, 1998
------------------------------
         Jack Schwartz

                                Director                      October 19, 1998
------------------------------
        Max L. Shulman


  /s/  SYLVIA W. SHULMAN        Director                      October 19, 1998
------------------------------
       Sylvia W. Shulman


  /s/   LEWIS D. SIEGEL         Director                      October 19, 1998
------------------------------
        Lewis D. Siegel

            INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES

     Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1998, which are incorporated herein by reference:

     Report of Independent Accountants (page 15)

     Consolidated Balance Sheets (pages 4 and 5)

     Consolidated Statements of Operations and Retained Earnings (page 6)

     Consolidated Statements of Cash Flows (page 7)

     Notes to Consolidated Financial Statements (pages 8-15)

                                                                  PAGE
                                                                  ----
         Financial Statement Schedules:

                  Report of Independent Accountants ...........   12
             II   Valuation and Qualifying Accounts ...........   13
            III   Real Estate and Accumulated Depreciation        14

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

                                   ----------

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
J. W. Mays, Inc. and Subsidiaries

     We have audited the consolidated financial statements of J. W. Mays, Inc. and subsidiaries as of July 31, 1998 and 1997, and for the three years ended July 31, 1998 and have issued our report thereon dated October 7, 1998; such consolidated financial statements and report are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J. W. Mays, Inc. and subsidiaries listed in
Item 14(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D'ARCANGELO & CO., LLP
Purchase, N.Y
October 7, 1998

                                                                     SCHEDULE II

                                J. W. MAYS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                    YEAR ENDED JULY 31,
                                            -----------------------------------
                                              1998           1997         1996
                                            --------      --------     --------
Allowance for net unrealized gains
 (losses) on marketable securities:

  Balance, beginning of period ..........   $152,151      $ 25,261     $ 42,010
  Additions (Reductions) ................    271,728       126,890      (16,749)
                                            --------      --------     --------
  Balance, end of period ................   $423,879      $152,151     $ 25,261
                                            ========      ========     ========

Deferred income tax asset valuation
 allowance:

  Balance, beginning of period ..........   $ 26,952      $ 41,597     $117,098
  (Reductions) ..........................     (1,961)      (14,645)     (75,501)
                                            --------      --------     --------
  Balance, end of period ................   $ 24,991      $ 26,952     $ 41,597
                                            ========      ========     ========


                                                                    SCHEDULE III
                                J. W. MAYS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                  JULY 31, 1998

==========================================================================================================
          COL. A                         COL. B                COL. C                     COL. D
----------------------------------------------------------------------------------------------------------
                                                                                     COST CAPITALIZED
                                                       INITIAL COST TO COMPANY   SUBSEQUENT TO ACQUISITION
                                                   -------------------------------------------------------
                                         ENCUM-                    BUILDING &                    CARRYING
        DESCRIPTION                     BRANCES        LAND       IMPROVEMENTS   IMPROVEMENTS      COST
----------------------------------------------------------------------------------------------------------
 OFFICE AND RENTAL BUILDINGS
 Brooklyn, New York
   Fulton Street at Bond Street ....  $  193,274    $1,703,157    $ 3,862,454     $ 6,342,155     $    --
 Jamaica, New York
   Jamaica Avenue at
    169th Street ...................    3,666,666          --        3,215,699       8,075,048          --
 Fishkill, New York
   Route 9 at Interstate
   Highway 84 ......................   2,442,584       467,341      7,212,116       1,735,672          --
 Brooklyn, New York
   Jowein Building
   Fulton Street and Elm Place .....     758,595     1,622,232        770,561       9,236,260          --
 Levittown, New York
   Hempstead Turnpike ..............        --          95,256        200,560          72,990          --
 Circleville, Ohio
   Tarlton Road ....................   1,580,714       120,849      4,388,456            --            --
                                      ----------    ----------    -----------     -----------     -------
   Total (A) .......................  $8,641,833    $4,008,835    $19,649,846     $25,462,125     $    --
                                      ==========    ==========    ===========     ===========     =======


====================================================================================================================================
         COL. A                                     COL. E                         COL. F        COL. G     COL. H       COL. I
------------------------------------------------------------------------------------------------------------------------------------
                                  GROSS AMOUNT AT WHICH CARRIED                                                      LIFE ON WHICH
                                        AT CLOSE OF PERIOD                                                           DEPRECIATON IN
                                    -------------------------                                                        LATEST INCOME
                                                  BUILDING &                    ACCUMULATED      DATE OF     DATE     STATEMENT IS
        DESCRIPTION                   LAND       IMPROVEMENTS       TOTAL      DEPRECIATION   CONSTRUCTION  ACQUIRED    COMPUTED
------------------------------------------------------------------------------------------------------------------------------------
 OFFICE AND RENTAL BUILDINGS
 Brooklyn, New York
   Fulton Street at Bond Street .  $1,703,157     $10,204,609    $11,907,766     $ 4,760,866     Various    Various       (1) (2)
 Jamaica, New York
   Jamaica Avenue at
    169th Street ................         --        11,290,747     11,290,747       5,318,818    1959       1959          (1) (2)
 Fishkill, New York
   Route 9 at Interstate
   Highway 84 ...................     467,341       8,947,788      9,415,129       4,650,385     10/74      11/72         (1)
 Brooklyn, New York
   Jowein Building
   Fulton Street and Elm Place ..   1,622,232      10,006,821     11,629,053       5,518,588     1915       1950          (1) (2)
  Levittown, New York
   Hempstead Turnpike ...........      95,256         273,550        368,806         245,092     4/69       6/62          (1)
 Circleville, Ohio
   Tarlton Road .................     120,849       4,388,456      4,509,305         603,413     9/92       12/92         (1)
                                   ----------     -----------    -----------     -----------
   Total (A) ....................  $4,008,835     $45,111,971    $49,120,806     $21,097,162
                                   ==========     ===========    ===========     ===========

-------------------

(1)  (Building and improvements        18-40 years

(2)  (Improvements to leased property   3-40 years

(A) Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $748,715 and Accumulated Depreciation thereon of $531,303 at July 31, 1998.

                                                   YEAR ENDED JULY 31,
                                      ----------------------------------------
                                           1998          1997           1996
                                      -----------    -----------   -----------
 INVESTMENT IN REAL ESTATE

   Balance at Beginning of Year .....  $48,096,243    $45,128,700   $43,475,739
   Improvements .....................    1,024,563      2,967,543     1,652,961
                                       -----------    -----------   -----------
   Balance at End of Year ...........  $49,120,806    $48,096,243   $45,128,700
                                       ===========    ===========   ===========
 ACCUMULATED DEPRECIATION

   Balance at Beginning of Year .....  $20,143,617    $19,233,598   $18,398,773
   Additions Charged to Costs and
     Expenses .......................      953,545        910,019       834,825
                                       -----------    -----------   -----------
   Balance at End of Year ...........  $21,097,162    $20,143,617   $19,233,598
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


                                   EXHIBIT 13

             (COPY OF ANNUAL REPORT TO SHAREHOLDERS ATTACHED HERETO)
                         FISCAL YEAR ENDED JULY 31, 1998

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