Form 10-Q
period 1998-10-31
MAYS J W INC
filed 1998-12-08
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 1998

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

        Class                                Outstanding at December 7, 1998
Common Stock,  $1 par value                       2,135,780 shares

                                             This report contains 16 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to the Consolidated Financial Statements      6 - 12

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             13 - 14


Part II  -  Other Information                                 15

                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                   October 31,       July 31,
                             ASSETS                                   1998             1998
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 5 and 7)                        $28,410,625      $28,241,056
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,520,022        1,047,979
  Marketable securities  (Note 4)                                       138,317          137,721
  Receivables (Note 8)                                                  335,884          461,770
  Deferred income taxes                                                  82,000          100,000
  Security deposits                                                         -              8,540
  Prepaid expenses                                                      508,771          953,728
                                                                   -------------    -------------
       Total current assets                                           2,584,994        2,709,738
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,793,769        2,793,022
  Less accumulated amortization                                       1,237,729        1,186,957
                                                                   -------------    -------------
       Net                                                            1,556,040        1,606,065
  Security deposits                                                     618,554          615,107
  Unbilled receivables (Note 8)                                       4,117,212        4,017,915
  Unbilled receivables - affiliated company (Note 8)                    682,266          727,750
  Receivables                                                           126,612          180,311
  Receivables - affiliated company (Note 8)                              47,318           87,943
  Marketable securities  (Note 4)                                     3,293,135        3,189,039
                                                                   -------------    -------------
       Total other assets                                            10,441,137       10,424,130
                                                                   -------------    -------------


        TOTAL ASSETS                                                $41,436,756      $41,374,924
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 5)                                         $7,600,314       $7,814,161
  Other (Note 6)                                                        557,884          581,673
                                                                   -------------    -------------
       Total long-term debt                                           8,158,198        8,395,834
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,396,000        1,293,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       49,489           42,782
  Payroll and other accrued liabilities                                 539,073          559,344
  Income taxes payable                                                   19,206           82,348
  Other taxes payable                                                     3,296            1,907
  Current portion of long-term debt - mortgages payable (Note 5)        838,651          827,672
  Current portion of long-term debt - other (Note 6)                    110,936          112,540
                                                                   -------------    -------------
       Total current liabilities                                      1,560,651        1,626,593
                                                                   -------------    -------------

       Total liabilities                                             11,114,849       11,315,427
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      233,974          292,879
  Retained earnings                                                  24,853,493       24,532,178
                                                                   -------------    -------------
                                                                     30,612,009       30,349,599
  Less common stock held in treasury, at cost - 42,517
    shares at October 31, 1998 and  July 31, 1998                       290,102          290,102
                                                                   -------------    -------------
       Total shareholders' equity                                    30,321,907       30,059,497
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $41,436,756      $41,374,924
                                                                   =============    =============

See Notes to the Consolidated Financial Statements.


                                                     -3-




                           J.  W. MAYS, INC.

       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                            Three Months Ended
                                                                                 October 31,
                                                                       --------------- ----------------
                                                                           1998            1997
                                                                       --------------  --------------
                                                                         (Unaudited)     (Unaudited)

Revenues
  Rental income (Note 8)                                                  $2,576,502      $2,538,182

  Rental income - affiliated company                                         103,403         103,403

  Recovery of real estate taxes                                                  -           159,276
                                                                       --------------  --------------
      Total revenues                                                       2,679,905       2,800,861
                                                                       --------------  --------------


Expenses
  Real estate operating expenses                                           1,315,137       1,346,377
  Administrative and general expenses                                        519,499         528,537

  Depreciation and amortization                                              246,203         249,108
                                                                       --------------  --------------
       Total expenses                                                      2,080,839       2,124,022
                                                                       --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                          599,066         676,839
                                                                       --------------  --------------
Investment income and interest expense:

  Investment income                                                           64,098          74,203

  Interest expense (Notes 5 and 10)                                         (172,849)       (216,031)
                                                                       --------------  --------------
                                                                            (108,751)       (141,828)
                                                                       --------------  --------------


Income before income taxes                                                   490,315         535,011
Income taxes provided                                                        169,000         190,000
                                                                       --------------  --------------
Net income                                                                   321,315         345,011



Retained earnings, beginning of period                                    24,532,178      22,694,445
                                                                       --------------  --------------
Retained earnings, end of period                                         $24,853,493     $23,039,456
                                                                       ==============  ==============

Net income per common share (Note 2)                                            $.15            $.16
                                                                       ==============  ==============

Dividends per share                                                             $-              $-
                                                                       ==============  ==============

Weighted average common shares outstanding                                 2,135,780       2,135,780
                                                                       ==============  ==============


See Notes to the Consolidated Financial Statements.




                                          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                             Three Months Ended
                                                                                 October 31,
                                                                       --------------- ----------------
                                                                             1998            1997
                                                                       --------------  --------------
                                                                         (Unaudited)     (Unaudited)

Net Income                                                                  $321,315        $345,011


Other comprehensive income, net of tax (Note 4):
   Unrealized gains (loss) on available-for-sale securities:  tax benefits of $11,000 and $2,000 at October 31, 1998 and 1997,
      respectively.                                                          (58,905)         (3,904)
                                                                       --------------  --------------
Comprehensive Income                                                         262,410         341,107
                                                                       ==============  ==============




See Notes to the Consolidated Financial Statements.


                                                   -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three Months Ended
                                                                            October 31,
                                                                  -------------------------------
                                                                        1998             1997
                                                                  -------------    -------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $321,315         $345,011

Adjustments to reconcile income to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                    (167)            (164)
  Realized loss on marketable securities                                      4              -
  Depreciation and amortization                                         246,203          249,108
  Amortization of deferred expenses                                      56,505           69,488
  Other assets - deferred expenses                                       (6,480)         (49,069)
                      - unbilled receivables                            (99,297)         (89,161)
                      - unbilled receivables - affiliated company        45,484           45,484
                      - receivables                                      53,699           49,339
                      - receivables - affiliated company                 40,625         (105,586)
  Deferred income taxes                                                 132,000          162,000

Changes in:
  Receivables                                                           125,886          198,805
  Prepaid expenses                                                      444,957          586,422
  Income taxes refundable                                                   -                -
  Accounts payable                                                        6,707           15,414
  Payroll and other accrued liabilities                                 (20,271)         555,274
  Income taxes payable                                                  (63,142)          (2,526)
  Other taxes payable                                                     1,389            1,364
                                                                   -------------    -------------
     Cash provided by operating activities                            1,285,417        2,031,203
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (415,772)        (265,933)
  Security deposits                                                       5,093          (25,671)
  Marketable securities: available for sale
    Receipts from sales or maturities                                    50,000           50,000
    Payments for purchases                                             (224,434)            (338)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (585,113)        (241,942)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - securities broker                                            -             21,817
  Payments   - securities broker                                            -           (603,601)
  Increase - security deposits                                              607           23,911
  Payments - mortgage and other debt                                   (228,868)        (213,010)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (228,261)        (770,883)
                                                                   -------------    -------------

Increase in cash                                                        472,043        1,018,378

Cash and cash equivalents at beginning of period                      1,047,979          234,288
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,520,022       $1,252,666
                                                                   =============    =============

See Notes to the Consolidated Financial Statements.

                                                    -5-

                               J. W. MAYS,  INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Records:

   The accounting records are maintained in accordance with generally accepted accounting principles (GAAP). The preparation of the Company's financial statements in accordance with GAAP, requires management to make estimates that affect the reported consolidated balance sheets, consolidated statements of income and retained earnings and consolidated statements of comprehensive income, and related disclosures. Actual results could differ from those estimates.

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K for the year ended July 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire year ending July 31, 1999.

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,135,780 in each of the three month periods ended October 31, 1998 and October 31, 1997. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings per Share", effective for periods ending after December 15, 1997. The adoption of this accounting standard has had no effect on the consolidated financial statements.

3. Statement of Financial Standards No. 121:

   In May 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS 121 requires the recognition of an impairment loss related to long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this accounting standard has had no effect on the consolidated financial statements.

4. Marketable Securities:

   The Company categorizes marketable securities as either trading, available for sale or held to maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available for sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Held to maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods presented for comparative purposes is required upon adoption.



Marketable Securities   (continued)


            As of October 31, 1998, the Company's marketable securities were classified as follows:


                                                                                   Gross            Gross
                                                                                Unrealized       Unrealized        Fair
                                                                    Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:
            Certificate of deposit                                   $38,774           $-               $-          $38,774
            Held to maturity:
              Corporate debt securities
                 due within one year                                  99,543          1,246              -          100,789
                                                                -------------  -------------    -------------  -------------
                   Total current                                    $138,317         $1,246             $-         $139,563
                                                                =============  =============    =============  =============

  Noncurrent:
            Available for sale:
              Equity securities                                   $2,939,161       $353,974             $-       $3,293,135
                                                                =============  =============    =============  =============






  Investment income consists of the following:
                                                                     Three Months Ended
                                                                         October 31,
                                                                ----------------------------
                                                                      1998           1997

                                                                -------------  -------------
              Interest income                                        $21,126        $20,602
              Dividend income                                         42,976         53,601
              (Loss) on sale of securities                                (4)           -
                                                                -------------  -------------
                 Total                                               $64,098        $74,203
                                                                =============  =============



                                                                             -7-

5. Long-Term Debt:


                                                                   October 31, 1998                   July 31, 1998
                                                            --------------------------------  ------------------------------
                                         Current
                                         Annual     Final           Due             Due               Due            Due
                                        Interest   Payment         Within          After             Within         After
                                          Rate      Date          One Year        One Year          One Year       One Year
                                        -------  --------    --------------  --------------    --------------  ------------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %    4/01/07         $266,667      $3,333,333          $266,666    $3,400,000
  Jowein building, Brooklyn, N.Y.  (b)      9 %    3/31/00           85,425         652,976            83,545       675,050
  Fishkill, New York property      (c)      9 %   11/01/99          132,939       2,278,232           129,992     2,312,592
  Circleville, Ohio property       (d)      7 %    9/30/02          344,515       1,153,763           338,555     1,242,159
  Other                                 8 1/2 %    5/01/01            9,105         182,010             8,914       184,360
                                                              --------------  --------------    --------------  ------------
       Total                                                       $838,651      $7,600,314          $827,672    $7,814,161
                                                              ==============  ==============    ==============  ============


(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica property. The loan proceeds were utilized by the Company toward (i) payment in full of the outstanding term loan by the Company, in favor of the same bank, in the amount of $1,500,000 plus interest, and (ii) its costs for the renovations to the portions of the premises in connection with the Company's sublease of a significant portion of the building. Although the loan was closed on September 11, 1996 the entire $4,000,000 was not drawn down until March 31, 1997. The interest rate on the loan is 8 1/2% for a period of five (5) years and six (6) months, with such rate to change on the first day of the sixty-seventh
   (67th) month of the term to a rate equal to the then prime rate plus 1/4%, fixed for the balance of the term. The loan is to become due and payable on the first day of the month following the expiration of ten (10) years and six (6) months from the closing date.

(b)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. Effective April 1, 1997, the maturity date of the mortgage which was scheduled to be on March 31, 1998, was extended to March 31, 2000. The interest rate increased from 7 3/8% to 9% commencing April 1, 1997. During the extended period there will be no change in the constant quarterly payments of interest and principal in the amount of $37,263.

(c)The mortgage loan matures November 1, 1999. The annual interest rate is 9% and the principal and interest payments are made in constant monthly amounts based upon a fifteen (15) year payout period.

(d)The mortgage loan, which is self-amortizing, matures September 30, 2002. The loan is payable at an annual interest rate of 7%. Under the terms of the loan, constant monthly payments, including interest and principal, commenced April 1, 1994 in the amount of $33,767, until October 1, 1997, at which time the monthly payments of interest and principal increased to $36,540.

6.   Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:



                                                                   October 31, 1998                  July 31, 1998
                                                            -------------------------------  -------------------------------

                                                                Due Within       Due After       Due Within       Due After
                                                                 One Year        One Year         One Year        One Year
                                                            --------------- ---------------  --------------- ---------------

Deferred compensation  *                                          $104,000        $225,333         $104,000        $251,333
Lease security deposits  **                                          6,936         332,551            8,540         330,340
                                                              -------------   -------------    -------------   -------------
    Total                                                         $110,936        $557,884         $112,540        $581,673
                                                              =============   =============    =============   =============


     * In fiscal 1964 the Company entered into a deferred compensation agreement with Max L. Shulman, its then Chairman of the Board. This agreement, as amended, provides for a total of $520,000 to be paid in monthly installments of $8,666.67 for a period of 60 months, payable upon the expiration of his employment, retirement or permanent disability as defined in the agreement, or death. Mr Shulman retired as an employee on December 31, 1996 and the monthly payments commenced January, 1997.

     **Does not include three irrevocable letters of credit totaling $275,000 at October 31, 1998 and July 31, 1998, provided by three tenants as lease security deposits.


7.   Property and Equipment - at cost:




                                                                    October 31,       July 31,
                                                                       1998             1998
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $35,663,760      $35,622,806
  Improvements  to  leased  property                                 9,143,369        9,143,369
  Land                                                               4,008,835        4,008,835
  Construction in progress                                             681,712          345,796
                                                                  -------------    -------------
                                                                    49,497,676       49,120,806
  Less accumulated depreciation                                     21,325,544       21,097,162
                                                                  -------------    -------------
     Property - net                                                 28,172,132       28,023,644
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               558,939          539,422
  Other fixed assets                                                   208,775          209,293
                                                                  -------------    -------------
                                                                       767,714          748,715
  Less accumulated depreciation                                        529,221          531,303
                                                                  -------------    -------------
    Fixtures and equipment and other - net                             238,493          217,412
                                                                  -------------    -------------

        Property and equipment - net                               $28,410,625      $28,241,056
                                                                  =============    =============

8.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,403 for each of the quarters ended October 31, 1998 and October 31, 1997, representing rentals from an affiliated company.

     Amounts due from the affiliated company are as follows:



                                                      October 31,     July 31,
                                                         1998           1998
                                                  ------------------------------

Unbilled receivables                                    $682,266       $727,750
Receivables - noncurrent                                  47,318         87,943
                                                    -------------  -------------
   Total                                                $729,584       $815,693
                                                    -------------  -------------


9.   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $50,500 and $35,000 as contributions to the Plan for the three months ended October 31, 1998, and 1997, respectively. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 132 ("SFAS 132"), "Employers' Disclosure about Pensions and Other Post-Retirement Benefits", effective for fiscal years beginning after December 15, 1997. The adoption of this accounting standard will have no effect on the consolidated financial statements since the Company's Retirement Plan is 100% funded, with Company contributions made quarterly, and there will be no additional liability recognized by the Company.


10.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                       Three Months Ended
                                                            October 31,
                                                   ------------------------------
                                                          1998           1997
                                                    ------------    -----------
Interest paid                                           $174,212       $246,733
Income taxes paid                                       $100,100        $30,526


11.  Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from thirty-six tenants, of which one tenant accounted for more than 10% of rental income during the three months ended October 31, 1998. That tenant accounted for 16.10%.

12.  Contingencies:

     McCrory Stores Corporation ("McCrory"), which occupied space in the Company's Jowein building in the Fulton Mall in downtown Brooklyn, New York, and whose lease, as amended, extended to April 29, 2010, filed for relief under Chapter 11 of the Bankruptcy Code in February 1992. McCrory rejected its lease, as amended, with the Company with the approval of the Bankruptcy Court effective January 31, 1994. The Company has filed an unsecured proof of claim with the United States Bankruptcy Court, Southern District of New York for the lease rejection damages in the amount of $7,753,732 ("Lease Rejection Claim"), and an administrative claim in the amount of approximately $296,000, reduced by agreement to $170,000 ("Administrative Claim") for damages resulting from McCrory's failure to repair and maintain the premises as required by the lease. McCrory objected to the Company's Lease Rejection Claim but has acknowledged the administrative claim in the amount of $170,000. The Company has not included the lease rejection claims against McCrory in its financial statements due to (i) the fact that McCrory has disclosed that it has sold substantially all of its assets and that the proceeds of sale are insufficient to make any distributions to unsecured creditors and (ii) the uncertainty of the amount that may ultimately be allowed and collected. The Company has leased approximately 69,000 square feet of the approximate 99,000 square feet of space surrendered by McCrory. The remainder of the space of approximately 30,000 square feet is not leaseable due to the renovations required to accommodate six tenants where formerly there was one. The rental income to be derived from the six tenants over the terms of their leases will be approximately $5,040,000 less than the total rental income that would have been due from McCrory for the period February 1, 1994 through April 29, 2010, the termination date of the McCrory lease.

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

     The Company has realized to date from Jamesway $465,811 or 49% on account of its unsecured claim and 100% of its allowed administrative claim for a total of $520,698. The Company has also realized to date from McCrory $19,304 or 11.36% on account of its Administrative Claim in the amount of $170,000. McCrory has advised creditors that holders of allowed Administrative Claims may receive an additional distribution of approximately 9% of the allowed amount of the Administrative Claim. The Company has made no provision in its financial statements for the balance of its unsecured claim, filed against Jamesway and McCrory due to the uncertainty of the amount that may ultimately be collected.

     The Company reports scheduled rental income recognized on a straight-line basis rather than rental income as it becomes a receivable according to the provisions of the lease, in compliance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The excess of the scheduled rental income of McCrory, recognized on a straight-line basis over rental income reported through January 31, 1994, the effective date of McCrory's rejection of its lease, amounts to $708,673 and such amount was written off and classified as a bad debt during the twelve month period ended July 31, 1994. The excess of the scheduled rental income of Jamesway recognized on a straight-line basis over rental income receivable according to the lease through January 31, 1996, amounted to $424,011 and such amount was written off and classified as a bad debt during the twelve month period ended July 31, 1996.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended October 31, 1998 Compared to the Three Months Ended October 31, 1997:

In the three months ended October 31, 1998, the Company reported net income in the amount of $321,315, or $.15 per share. In the comparable three months ended October 31, 1997, the Company reported net income of $345,011, or $.16 per share. The 1997 quarter includes a pre-tax net recovery of real estate taxes of $159,276 (see below). There was no comparable item in the 1998 three month period.

Rental income in the current three months increased to $2,679,905 from $2,641,585 in the comparable 1997 three months, primarily due to the addition of new tenants.

Real estate operating expenses in the current three months decreased to $1,315,137 from $1,346,377 in the comparable 1997 quarter principally due to a decrease in real estate taxes.

Administrative and general expenses decreased to $519,499 from $528,537.

The recovery of real estate taxes in the 1997 quarter of $159,276, net of legal expenses and credits to tenants in accordance with the terms of their leases, represents prior years' real estate taxes from the City of New York.

Depreciation and amortization expense in the current three months decreased to $246,203 from $249,108 in the three months ended October 31, 1997.

Interest expense in the current quarter exceeded investment income by $108,751 and by $141,828 in the comparable 1997 quarter. The decrease was primarily due to the elimination of the loan payable to a securities broker.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,520,022 at October 31, 1998.

Cash Flows From Operating Activities:

Prepaid expenses: Cash expenditures for the three months ended October 31, 1998 were reduced by $63,024 due to a reduction in real estate taxes on the Fishkill property in Fishkill, New York in the amount of $42,948 and a reduction in insurance premiums in the amount of $20,076.

Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of approximately $348,417 for renovations at its Jamaica, New York building and $35,148 for renovations at its Brooklyn, New York building. The expenditure at the Jamaica building is recorded in construction in progress and is part of the exterior facade renovation which the Company anticipates will cost approximately $1,000,000. As of October 31, 1998, the Company has expended $673,512. The renovations are anticipated to be completed by May 1999.

In the Jamaica, New York building, approximately 46,000 square feet of office space was leased to the State of New York for two tenants. The leases for both tenants commenced May 1997. In addition, 8,000 square feet was leased to two tenants for office space. One lease commenced November 1997 and the other January 1998. The leasing of the 54,000 square feet will provide additional working capital for the company.

Year 2000 Compliance:

The Company uses a computerized accounting system purchased from a vendor.
The vendor has released a Year 2000 compliant version of the accounting system which the Company is in the process of implementing. No material expenditures will be required to resolve the Year 2000 issue. Much of the Company's internal software programs have been purchased from third parties. Failure of the third parties' computer systems would not have a material impact on the Company's ability to conduct business. Furthermore, the Company is not dependant on third party computer systems and applications. The Company has no suppliers or significant customers that "link" up to its computer systems. The Company does not anticipate any problems with its hardware or its software.

The Company has communicated with its major tenants, financial institutions, contractors and utility companies to determine the extent to which the Company is vulnerable to third parties' failures to resolve their Year 2000 issues. Based on the representations received to date from these third parties, the Company does not believe this represents a material risk to the Company. Nevertheless, the Company has no guarantee that such third party systems will operate as represented. In the event significant systems of one of these third parties fails, the operating results and financial condition of the Company could be effected.

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

   (a)  List of Exhibits:
                                                             Sequentially
   Exhibit                                                     Numbered
    Number                     Exhibit                            Page
                                                             ------------

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended October 31, 1998.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     December 7, 1998                           Lloyd J. Shulman
                                               ----------------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     December 7, 1998                           Alex Slobodin
                                               ----------------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)