Form 10-Q
period 1999-01-31
MAYS J W INC
filed 1999-03-09
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 1999

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

        Class                                Outstanding at March 5, 1999
Common Stock,  $1 par value                       2,135,780 shares

                                             This report contains 17 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to the Consolidated Financial Statements      6 - 12

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             13 - 15


Part II  -  Other Information                                 16

                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     January 31,       July 31,
                             ASSETS                                     1999             1998
 --------------------------------------------------------------- ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 8)                        $28,414,437      $28,241,056
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,277,355        1,047,979
  Marketable securities  (Note 5)                                       138,908          137,721
  Receivables (note 9)                                                  270,140          461,770
  Income taxes refundable                                                16,727              -
  Deferred income taxes                                                  85,000          100,000
  Security deposits                                                         -              8,540
  Prepaid expenses                                                      829,832          953,728
                                                                   -------------    -------------
       Total current assets                                           2,617,962        2,709,738
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,795,181        2,793,022
  Less accumulated amortization                                       1,264,449        1,186,957
                                                                   -------------    -------------
       Net                                                            1,530,732        1,606,065
  Security deposits                                                     622,518          615,107
  Unbilled receivables (note 9)                                       4,216,510        4,017,915
  Unbilled receivables - affiliated company (note 9)                    636,781          727,750
  Receivables                                                            71,765          180,311
  Receivables - affiliated company (note 9)                                 -             87,943
  Marketable securities  (Note 5)                                     3,390,261        3,189,039
                                                                   -------------    -------------
       Total other assets                                            10,468,567       10,424,130
                                                                   -------------    -------------


        TOTAL ASSETS                                                $41,500,966      $41,374,924
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                         $5,140,495       $7,814,161
  Other (Note 7)                                                        534,351          581,673
                                                                   -------------    -------------
       Total long-term debt                                           5,674,846        8,395,834
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,526,000        1,293,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       59,454           42,782
  Payroll and other accrued liabilities                                 469,661          559,344
  Income taxes payable                                                      -             82,348
  Other taxes payable                                                     3,153            1,907
  Current portion of long-term debt - mortgages payable (Note 6)      3,092,936          827,672
  Current portion of long-term debt - other (Note 7)                    104,000          112,540
                                                                   -------------    -------------
       Total current liabilities                                      3,729,204        1,626,593
                                                                   -------------    -------------

       Total liabilities                                             10,930,050       11,315,427
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      305,854          292,879
  Retained earnings                                                  25,030,622       24,532,178
                                                                   -------------    -------------
                                                                     30,861,018       30,349,599
  Less common stock held in treasury, at cost - 42,517
    shares at January 31, 1999 and  July 31, 1998                       290,102          290,102
                                                                   -------------    -------------
       Total shareholders' equity                                    30,570,916       30,059,497
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $41,500,966      $41,374,924
                                                                   =============    =============

See Notes to the Consolidated Financial Statements.







                           J.  W. MAYS, INC.

       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                       Three Months Ended                Six Months Ended
                                                                           January 31,                       January 31,
                                                                --------------- ----------------  --------------- ----------------
                                                                     1999            1998              1999            1998
                                                                --------------  --------------    --------------  --------------
                                                                 (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Revenues
  Rental income (Note 9)                                            $2,521,114      $2,577,520        $5,097,616      $5,115,702

  Rental income - affiliated company                                   103,402         103,402           206,805         206,805

  Recovery of real estate taxes                                            -           123,809               -           283,085
                                                                 --------------  --------------    --------------  --------------
      Total revenues                                                 2,624,516       2,804,731         5,304,421       5,605,592
                                                                 --------------  --------------    --------------  --------------


Expenses
  Real estate operating expenses                                     1,405,044       1,446,866         2,720,181       2,793,243
  Administrative and general expenses                                  541,826         477,488         1,061,325       1,006,025
  Bad debts (recovery) (Note 13)                                           -           (41,453)              -           (41,453)
  Depreciation and amortization                                        254,369         255,108           500,572         504,216
                                                                 --------------  --------------    --------------  --------------
       Total expenses                                                2,201,239       2,138,009         4,282,078       4,262,031
                                                                 --------------  --------------    --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                    423,277         666,722         1,022,343       1,343,561
                                                                 --------------  --------------    --------------  --------------
Investment income and interest expense:
  Investment income                                                     75,561          58,429           139,659         132,632
  Interest expense (Notes 6 and 11)                                   (175,709)       (202,401)         (348,558)       (418,432)
                                                                 --------------  --------------    --------------  --------------
                                                                      (100,148)       (143,972)         (208,899)       (285,800)
                                                                 --------------  --------------    --------------  --------------

Income before income taxes                                             323,129         522,750           813,444       1,057,761
Income taxes provided                                                  146,000         196,000           315,000         386,000
                                                                 --------------  --------------    --------------  --------------
Net income                                                             177,129         326,750           498,444         671,761

Retained earnings, beginning of period                              24,853,493      23,039,456        24,532,178      22,694,445
                                                                 --------------  --------------    --------------  --------------
Retained earnings, end of period                                   $25,030,622     $23,366,206       $25,030,622     $23,366,206
                                                                 ==============  ==============    ==============  ==============

Net income per common share (Note 2)                                      $.08            $.15              $.23            $.31
                                                                 ==============  ==============    ==============  ==============

Dividends per share                                                       $-              $-                $-              $-
                                                                 ==============  ==============    ==============  ==============

Weighted average common shares outstanding                           2,135,780       2,135,780         2,135,780       2,135,780
                                                                 ==============  ==============    ==============  ==============


See Notes to the Consolidated Financial Statements.




                                          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                        Three Months Ended                Six Months Ended
                                                                            January 31,                       January 31,
                                                                  --------------- ----------------  --------------- ---------------
                                                                       1999            1998              1999            1998
                                                                   --------------  --------------    --------------  --------------
                                                                    (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Net Income                                                              $177,129        $326,750          $498,444        $671,761
                                                                   --------------  --------------    --------------  --------------

Other comprehensive income, net of tax (Note 4)

   Unrealized gain (loss) on available-for-sale securities:
     Net of taxes of $17,000 and $19,000 for the three months
     ended January 31, 1999 and 1998, respectively,
     and $6,000 and $17,000 for the six months ended
     Janurary 31, 1999 and 1998, respectively.
                                                                          71,880          36,429            12,975          32,525


    Less: reclassification adjustment                                     (8,366)         13,481            (8,366)         13,481
                                                                   --------------  --------------    --------------  --------------
        Other comprehensive income                                        63,514          49,910             4,609          46,006
                                                                   --------------  --------------    --------------  --------------
Comprehensive Income                                                    $240,643        $376,660          $503,053        $717,767
                                                                   --------------  --------------    --------------  --------------


See Notes to the Consolidated Financial Statements.
                                                                       -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Six Months Ended
                                                                            January 31,
                                                                  --------------   ---------------
                                                                         1999             1998
                                                                  --------------   ---------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $498,444         $671,761

Adjustments to reconcile income to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                    (333)            (333)
  Realized (gain) loss on marketable securities                          (8,366)          13,481
  Depreciation and amortization                                         500,572          504,216
  Amortization of deferred expenses                                     110,910          139,948
  Other assets - deferred expenses                                      (35,577)         (84,255)
                      - unbilled receivables                           (198,595)        (183,059)
                      - unbilled receivables - affiliated company        90,969           90,969
                      - receivables                                     108,546           99,731
                      - receivables - affiliated company                 87,943           73,776
  Deferred income taxes                                                 242,000          322,000

Changes in:
  Receivables                                                           191,630          281,881
  Prepaid expenses                                                      123,896         (183,839)
  Real estate taxes refundable                                              -           (267,972)
  Income taxes refundable                                               (16,727)             -
  Accounts payable                                                       16,672           33,550
  Payroll and other accrued liabilities                                 (89,683)         479,126
  Income taxes payable                                                  (82,348)          (4,568)
  Other taxes payable                                                     1,246              729
                                                                   -------------    -------------
     Cash provided by operating activities                            1,541,199        1,987,142
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (673,953)        (566,789)
  Security deposits                                                       1,129          (29,901)
  Marketable securities: available for sale
    Receipts from sales or maturities                                   150,874           86,524
    Payments for purchases                                             (325,609)        (550,679)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (847,559)      (1,060,845)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - securities broker                                            -          1,680,299
  Payments   - securities broker                                            -         (1,367,857)
  Increase (decrease) - security deposits                                (3,862)          26,665
  Payments - mortgage and other debt                                   (460,402)        (434,274)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (464,264)         (95,167)
                                                                   -------------    -------------

Increase in cash                                                        229,376          831,130

Cash and cash equivalents at beginning of period                      1,047,979          234,288
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,277,355       $1,065,418
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

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,135,780 in each of the three and six month periods ended January 31, 1999 and January 31, 1998. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings Per Share", effective for periods ending after December 15, 1997. The adoption of this accounting standard has had no effect on the consolidated financial statements.

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

4. Comprehensive Income:

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting of comprehensive income and its components. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods presented for comparative purposes is required upon adoption.

5. Marketable Securities:

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

Marketable Securities   (continued)


            As of January 31, 1999, the Company's marketable securities were classified as follows:


                                                                                   Gross            Gross
                                                                                Unrealized       Unrealized        Fair
                                                                    Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:
            Certificate of deposit                                   $39,198           $-               $-          $39,198
            Held to maturity:
              Corporate debt securities
                 due within one year                                  99,710            895              -          100,605
                                                                -------------  -------------    -------------  -------------
                   Total current                                    $138,908           $895             $-         $139,803
                                                                =============  =============    =============  =============

  Noncurrent:
            Available for sale:
              Equity securities                                   $2,947,407       $442,854             $-       $3,390,261
                                                                =============  =============    =============  =============






  Investment income consists of the following:
                                                                     Three Months Ended              Six Months Ended
                                                                         January 31,                     January 31,
                                                                ----------------------------    ----------------------------
                                                                   1999           1998             1999           1998
                                                                -------------  -------------    -------------  -------------
              Interest income                                        $17,948        $22,990          $39,074        $43,592
              Dividend income                                         49,243         48,920           92,219        102,521
             Gain  (Loss) on sale of securities                        8,370        (13,481)           8,366        (13,481)
                                                                -------------  -------------    -------------  -------------
                 Total                                               $75,561        $58,429         $139,659       $132,632
                                                                =============  =============    =============  =============












                                                                             -7-

6. Long-Term Debt:


                                                                    January 31, 1999                   July 31, 1998
                                                            --------------------------------  ------------------------------
                                        Current
                                        Annual     Final           Due             Due               Due            Due
                                       Interest   Payment         Within          After             Within         After
                                         Rate      Date          One Year        One Year          One Year       One Year
                                        -------  --------    --------------  --------------    --------------  ------------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %    4/01/07         $266,666      $3,266,667          $266,666    $3,400,000
  Jowein building, Brooklyn, N.Y.  (b)      9 %    3/31/00           87,347         630,405            83,545       675,050
  Fishkill, New York property      (c)      9 %   11/01/99#       2,379,045               -           129,992     2,312,592
  Circleville, Ohio property       (d)      7 %    9/30/02          350,578       1,063,812           338,555     1,242,159
  Other                                 8 1/2 %    5/01/01            9,300         179,611             8,914       184,360
                                                              --------------  --------------    --------------  ------------
       Total                                                     $3,092,936      $5,140,495          $827,672    $7,814,161
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

7.   Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:



                                                                   January 31, 1999                  July 31, 1998
                                                            -------------------------------  -------------------------------

                                                               Due Within       Due After       Due Within       Due After
                                                                One Year        One Year         One Year        One Year
                                                            --------------- ---------------  --------------- ---------------

Deferred compensation  *                                          $104,000        $199,333         $104,000        $251,333
Lease security deposits  **                                            -           335,018            8,540         330,340
                                                              -------------   -------------    -------------   -------------
    Total                                                         $104,000        $534,351         $112,540        $581,673
                                                              =============   =============    =============   =============


     * In fiscal 1964 the Company entered into a deferred compensation agreement with Max L. Shulman, its then Chairman of the Board. This agreement, as amended, provides for a total of $520,000 to be paid in monthly installments of $8,666.67 for a period of 60 months, payable upon the expiration of his employment, retirement or permanent disability as defined in the agreement, or death. Mr. Shulman retired as an employee on December 31, 1996 and the monthly payments commenced January, 1997.

     **Does not include three irrevocable letters of credit totaling $275,000 at January 31, 1999 and at July 31, 1998, provided by three tenants as lease security deposits.


8.   Property and Equipment - at cost:




                                                                    January 31,        July 31,
                                                                       1999             1998
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $36,560,884      $35,622,806
  Improvements  to  leased  property                                 9,143,369        9,143,369
  Land                                                               4,008,835        4,008,835
  Construction in progress                                              34,650          345,796
                                                                  -------------    -------------
                                                                    49,747,738       49,120,806
  Less accumulated depreciation                                     21,564,466       21,097,162
                                                                  -------------    -------------
     Property - net                                                 28,183,272       28,023,644
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               567,057          539,422
  Other fixed assets                                                   208,776          209,293
                                                                  -------------    -------------
                                                                       775,833          748,715
  Less accumulated depreciation                                        544,668          531,303
                                                                  -------------    -------------
    Fixtures and equipment and other - net                             231,165          217,412
                                                                  -------------    -------------

        Property and equipment - net                               $28,414,437      $28,241,056
                                                                  =============    =============

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,402 for each of the quarters ended January 31, 1999 and January 31, 1998, and $206,805 for each of the six month periods ended January 31, 1999 and January 31, 1998, representing rentals from an affiliated company.

     Amounts due from the affiliated company are as follows:



                                                      January 31,     July 31,
                                                         1999           1998
                                                  ------------------------------

Unbilled receivables                                    $636,781       $727,750
Receivables - noncurrent                                       -         87,943
                                                    -------------  -------------
                                                        $636,781       $815,693

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $59,147 and $109,647 as contributions to the Plan for the three and six months ended January 31, 1999, respectively, and $35,000 and $70,000 as contributions to the Plan for the three and six months ended January 31, 1998, respectively. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 132 ("SFAS 132"), "Employers' Disclosure about Pensions and Other Post-Retirement Benefits", effective for fiscal years beginning after December 15, 1997. The adoption of this accounting standard will have no effect on the consolidated financial statements since the Company's Retirement Plan is 100% funded, with Company contributions made quarterly, and there will be no additional liability recognized by the Company.


11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                         Six Months Ended
                                                            January 31,
                                                  ------------------------------
                                                       1999           1998
                                                     __________     __________
Interest paid                                           $351,288       $420,429
Income taxes paid                                       $172,033        $68,568


12.  Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from thirty-six tenants, of which one tenant accounted for more than 10% of rental income during the six months ended January 31, 1999. That tenant accounted for 16.26%.

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

     The Company has realized to date from Jamesway $465,811 or 49% on account of its unsecured claim and 100% of its allowed administrative claim for a total of $520,698. The Company has also realized to date from McCrory $19,304 or 11.36% on account of its Administrative Claim in the amount of $170,000. McCrory has advised creditors that holders of allowed Administrative Claims may receive an additional distribution of approximately 9% of the allowed amount of the Administrative Claim. The Company has made no provision in its financial statements for the balance of its claims filed against Jamesway and McCrory due to the uncertainty of the amount that may ultimately be collected.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended January 31, 1999 Compared to the Three Months Ended January 31, 1998:

In the three months ended January 31, 1999, the Company reported net income in the amount of $177,129, or $.08 per share. In the comparable three months ended January 31, 1998, the Company reported net income of $326,750, or $.15 per share. The 1998 three months includes a pre-tax net recovery of real estate taxes of $123,809 (see below). There was no comparable item in the 1999 three month period.

Revenues in the current three months decreased to $2,624,516 from $2,804,731 in the comparable 1998 three months, primarily due to the pre-tax net recovery of prior years' real estate taxes in the 1998 three month period. There was no comparable item in the 1999 three month period.

Real estate operating expenses in the current three months decreased to $1,405,044 from $1,446,866 in the comparable 1998 three months primarily due to a decrease in real estate taxes, fuel costs, vault charges, maintenance costs and leasing commissions, partially offset by an increase in payroll costs.

Administrative and general expenses in the current three months increased to $541,826 from $477,488 in the comparable 1998 three months primarily due to an increase in payroll and pension costs.

The recovery of real estate taxes in the 1998 three month period of $123,809, net of legal expenses and credits to tenants in accordance with the terms of their leases, represents prior years' real estate taxes from the City of New York and the Town of Fishkill, New York.

Depreciation and amortization expense in the current three months decreased to $254,369 from $255,108 in the three months ended January 31, 1998.

Interest expense in the current three months exceeded investment income by $100,148 and by $143,972 in the comparable 1998 three months. The decrease was primarily due to the elimination of the loan payable to a securities broker and scheduled repayments.

The bad debt recovery in the amount of $41,453 in the three months ended January 31, 1998 relates to the bad debt write-off of $424,011 in the 1996 year. See Note 13 to the Consolidated Financial Statements (Jamesway).

Six Months Ended January 31, 1999 Compared to the Six Months Ended January 31, 1998:

In the six months ended January 31, 1999, the Company reported net income in the amount of $498,444, or $.23 per share. In the comparable six months ended January 31, 1998, the Company reported net income of $671,761, or $.31 per share. The 1998 six months includes a pre-tax net recovery of real estate taxes of $283,085 (see below). There was no comparable item in the 1999 six month period.

Revenues in the current six months decreased to $5,304,421 from $5,605,592 in the comparable 1998 six months, primarily due to the pre-tax net recovery of prior years' real estate taxes in the 1998 six month period. There was no comparable item in the 1999 six month period.

Real estate operating expenses in the current six months decreased to $2,720,181 from $2,793,243 in the comparable 1998 six months primarily due to a decrease in real estate taxes, fuel costs, vault charges, maintenance costs and leasing commissions, partially offset by an increase in payroll costs.

Administrative and general expenses in the current six months increased to $1,061,325 from $1,006,025 in the comparable 1998 six months primarily due to an increase in payroll and pension costs.

The recovery of real estate taxes in the 1998 six month period of $283,085, net of legal expenses and credits to tenants in accordance with the terms of their leases, represents prior years' real estate taxes from the City of New York and the Town of Fishkill, New York.

Depreciation and amortization expense in the current six months decreased to $500,572 from $504,216 in the six months ended January 31, 1998.

Interest expense in the current six months exceeded investment income by $208,899 and by $285,800 in the comparable 1998 six months. The decrease was primarily due to the elimination of the loan payable to a securities broker and scheduled repayments.

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

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,277,355 at January 31, 1999.

Cash Flows From Operating Activities:

Prepaid expenses: Cash expenditures for the six months ended January 31, 1999 were reduced by $63,024 due to a reduction in real estate taxes on the Fishkill property in Fishkill, New York in the amount of $42,948 and a reduction in insurance premiums in the amount of $20,076.

Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of approximately $550,453 for the six months ended January 31, 1999 for renovations at its Jamaica, New York building. The expenditure at the Jamaica building is part of the exterior facade renovation which the Company anticipates will cost approximately $1,100,000. As of January 31, 1999, the Company has expended a total of $885,435. The renovations are anticipated to be completed by May 1999.

The Company had expenditures of $76,480 for renovations at its Brooklyn, New York building to accommodate one new tenant. The Company also plans to build a new lobby at this location to attract additional tenants to the property. The cost is estimated to be $500,000 and work is expected to commence in March 1999 and is expected to be completed by October 1999.

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

The Company has communicated with its major tenants, financial institutions, contractors and utility companies to determine the extent to which the Company is vulnerable to third parties' failures to resolve their Year 2000 issues. Based on the representations received to date from these third parties, the Company does not believe this represents a material risk to the Company. Nevertheless, the Company has no guarantee that such third party systems will operate as represented. In the event significant systems of one of these third parties fails, the Company's operations and financial results could be adversely affected.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the six months ended January 31, 1999.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     March 5, 1999                           Lloyd J. Shulman
                                               ----------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     March 5, 1999                            Alex Slobodin
                                               ----------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)