Form 10-Q
period 1999-04-30
MAYS J W INC
filed 1999-06-08
CIK 54187

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 1999

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

        Class                                Outstanding at June 4, 1999
Common Stock,  $1 par value                       2,135,780 shares

                                             This report contains 17 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to the Consolidated Financial Statements      6 - 12

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             13 - 15


Part II  -  Other Information                                 16

                        J. W. MAYS, INC.
                   CONSOLIDATED BALANCE SHEET
                                                                      April 30,        July 31,
                             ASSETS                                     1999             1998
 --------------------------------------------------------------- ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 8)                        $28,407,732      $28,241,056
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,989,511        1,047,979
  Marketable securities  (Note 5)                                       139,447          137,721
  Receivables (Note 9)                                                  252,911          461,770
  Income taxes refundable                                                34,977              -
  Deferred income taxes                                                 117,000          100,000
  Security deposits                                                         -              8,540
  Prepaid expenses                                                      564,848          953,728
                                                                   -------------    -------------
       Total current assets                                           3,098,694        2,709,738
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,807,357        2,793,022
  Less accumulated amortization                                       1,308,109        1,186,957
                                                                   -------------    -------------
       Net                                                            1,499,248        1,606,065
  Security deposits                                                     625,972          615,107
  Unbilled receivables (Note 9)                                       4,319,544        4,017,915
  Unbilled receivables - affiliated company (Note 9)                    591,297          727,750
  Receivables                                                            15,743          180,311
  Receivables - affiliated company (Note 9)                                 -             87,943
  Marketable securities  (Note 5)                                     3,225,130        3,189,039
                                                                   -------------    -------------
       Total other assets                                            10,276,934       10,424,130
                                                                   -------------    -------------


        TOTAL ASSETS                                                $41,783,360      $41,374,924
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                         $6,616,435       $7,814,161
  Other (Note 7)                                                        510,290          581,673
                                                                   -------------    -------------
       Total long-term debt                                           7,126,725        8,395,834
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,689,000        1,293,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       39,754           42,782
  Payroll and other accrued liabilities                                 554,145          559,344
  Income taxes payable                                                      -             82,348
  Other taxes payable                                                     4,152            1,907
  Current portion of long-term debt - mortgages payable (Note 6)      1,408,747          827,672
  Current portion of long-term debt - other (Note 7)                    104,000          112,540
                                                                   -------------    -------------
       Total current liabilities                                      2,110,798        1,626,593
                                                                   -------------    -------------

       Total liabilities                                             10,926,523       11,315,427
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      265,723          292,879
  Retained earnings                                                  25,356,674       24,532,178
                                                                   -------------    -------------
                                                                     31,146,939       30,349,599
  Less common stock held in treasury, at cost - 42,517
    shares at April 30, 1999 and  July 31, 1998                         290,102          290,102
                                                                   -------------    -------------
       Total shareholders' equity                                    30,856,837       30,059,497
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $41,783,360      $41,374,924
                                                                   =============    =============

See Notes to the Consolidated Financial Statements.


                                                   -3-




                           J. W. MAYS, INC.

       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                  Three Months Ended                Nine Months Ended
                                                                      April 30,                         April 30,
                                                           --------------- ----------------  --------------- ----------------
                                                                  1999            1998              1999            1998
                                                           --------------  --------------    --------------  --------------
                                                              (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Revenues
  Rental income (Note 9)                                       $2,563,578      $2,561,133        $7,661,194      $7,676,835

  Rental income - affiliated company                              103,402         103,402           310,207         310,207

  Recovery of real estate taxes                                       -           924,195               -         1,207,280
                                                            --------------  --------------    --------------  --------------
      Total revenues                                            2,666,980       3,588,730         7,971,401       9,194,322
                                                            --------------  --------------    --------------  --------------

Expenses
  Real estate operating expenses                                1,336,721       1,367,739         4,056,902       4,160,982
  Administrative and general expenses                             487,629         536,552         1,548,954       1,542,577
  Bad debts (recovery) (Note 13)                                      -               -                 -           (41,453)
  Depreciation and amortization                                   252,569         253,108           753,141         757,324
                                                            --------------  --------------    --------------  --------------
       Total expenses                                           2,076,919       2,157,399         6,358,997       6,419,430
                                                            --------------  --------------    --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                               590,061       1,431,331         1,612,404       2,774,892
                                                            --------------  --------------    --------------  --------------
Investment income and interest expense:
  Investment income                                                65,396          75,133           205,055         207,765
  Interest expense (Notes 6 and 11)                              (169,405)       (207,818)         (517,963)       (626,250)
                                                            --------------  --------------    --------------  --------------
                                                                 (104,009)       (132,685)         (312,908)       (418,485)
                                                            --------------  --------------    --------------  --------------

Income before income taxes                                        486,052       1,298,646         1,299,496       2,356,407
Income taxes provided                                             160,000         451,000           475,000         837,000
                                                            --------------  --------------    --------------  --------------
Net income                                                        326,052         847,646           824,496       1,519,407

Retained earnings, beginning of period                         25,030,622      23,366,206        24,532,178      22,694,445
                                                            --------------  --------------    --------------  --------------
Retained earnings, end of period                              $25,356,674     $24,213,852       $25,356,674     $24,213,852
                                                            ==============  ==============    ==============  ==============

Net income per common share (Note 2)                                 $.16            $.40              $.39            $.71
                                                            ==============  ==============    ==============  ==============

Dividends per share                                                  $-              $-                $-              $-
                                                            ==============  ==============    ==============  ==============

Weighted average common shares outstanding                      2,135,780       2,135,780         2,135,780       2,135,780
                                                            ==============  ==============    ==============  ==============


See Notes to the Consolidated Financial Statements.




                                                                     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                  Three Months Ended                Nine Months Ended
                                                                       April 30,                         April 30,
                                                            --------------  --------------    --------------  ----------------
                                                                 1999            1998              1999            1998
                                                            --------------  --------------    --------------  --------------
                                                              (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Net Income                                                       $326,052        $847,646          $824,496      $1,519,407
                                                            --------------  --------------    --------------  --------------

Other comprehensive income, net of tax (Note 4)

   Unrealized gain (loss) on available-for-sale securities:
     Net of taxes of $-0- and $139,000 for the three months
     ended April 30, 1999 and 1998, respectively, and $6,000
     and $156,000 for the nine months ended April 30, 1999
     and 1998 respectively.                                       (40,131)        270,086           (27,156)        302,611

                                                            --------------  --------------    --------------  --------------
    Less: reclassification adjustment                               6,160               8            (2,206)         13,489
                                                            --------------  --------------    --------------  --------------
        Other comprehensive income                                (33,971)        270,094           (29,362)        316,100
                                                            --------------  --------------    --------------  --------------
Comprehensive Income                                             $292,081      $1,117,740          $795,134      $1,835,507
                                                            --------------  --------------    --------------  --------------


See Notes to the Consolidated Financial Statements.
                                                                      -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Nine Months Ended
                                                                             April 30,
                                                                  --------------  ---------------
                                                                        1999             1998
                                                                  --------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $824,496       $1,519,407

Adjustments to reconcile income to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                    (494)            (494)
  Realized (gain) loss on marketable securities                          (2,206)          13,489
  Depreciation and amortization                                         753,141          757,324
  Amortization of deferred expenses                                     165,779          201,127
  Other assets - deferred expenses                                      (58,962)         (95,465)
                      - unbilled receivables                           (301,629)        (274,589)
                      - unbilled receivables - affiliated company       136,453          136,454
                      - receivables                                     164,568          151,204
                      - receivables - affiliated company                 87,943          128,229
  Deferred income taxes                                                 373,000          743,000

Changes in:
  Receivables                                                           208,859          264,719
  Prepaid expenses                                                      388,880          546,377
  Real estate taxes refundable                                              -         (2,509,222)
  Income taxes refundable                                               (34,977)             -
  Accounts payable                                                       (3,028)         (18,406)
  Payroll and other accrued liabilities                                  (5,199)       1,370,306
  Income taxes payable                                                  (82,348)          (2,827)
  Other taxes payable                                                     2,245            1,435
                                                                   -------------    -------------
     Cash provided by operating activities                            2,616,521        2,932,068
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (919,817)        (700,673)
  Security deposits                                                      (2,325)          (7,127)
  Marketable securities: available for sale
    Receipts from sales or maturities                                   394,714          286,524
    Payments for purchases                                             (450,987)        (604,985)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (978,415)      (1,026,261)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - securities broker                                            -          1,705,588
  Payments   - securities broker                                            -         (2,572,996)
  Increase (decrease) - security deposits                                (1,922)          27,445
  Payments - mortgage and other debt                                   (694,652)        (658,041)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (696,574)      (1,498,004)
                                                                   -------------    -------------

Increase in cash                                                        941,532          407,803

Cash and cash equivalents at beginning of period                      1,047,979          234,288
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,989,511         $642,091
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

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,135,780 in each of the three and nine month periods ended April 30, 1999 and April 30, 1998. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings Per Share", effective for periods ending after December 15, 1997. The adoption of this accounting standard has had no effect on the consolidated financial statements.

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



Marketable Securities   (continued)


            As of April 30, 1999, the Company's marketable securities were classified as follows:


                                                                                   Gross            Gross
                                                                                Unrealized       Unrealized        Fair
                                                                    Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:
            Certificate of deposit                                   $39,576           $-               $-          $39,576
            Held to maturity:
              Corporate debt securities
                 due within one year                                  99,871            498              -          100,369
                                                                -------------  -------------    -------------  -------------
                   Total current                                    $139,447           $498             $-         $139,945
                                                                =============  =============    =============  =============

  Noncurrent:
            Available for sale:
              Equity securities                                   $2,822,407       $402,723             $-       $3,225,130
                                                                =============  =============    =============  =============






  Investment income consists of the following:
                                                                      Three Months Ended              Nine Months Ended
                                                                          April 30,                       April 30,
                                                                ----------------------------    ----------------------------
                                                                      1999           1998             1999           1998
                                                                -------------  -------------    -------------  -------------
              Interest income                                        $20,582        $20,003          $59,656        $63,595
              Dividend income                                         50,974         55,138          143,193        157,659
             Gain  (Loss) on sale of securities                       (6,160)            (8)           2,206        (13,489)
                                                                -------------  -------------    -------------  -------------
                 Total                                               $65,396        $75,133         $205,055       $207,765
                                                                =============  =============    =============  =============


                                                                   -7-

6. Long-Term Debt:


                                                                     April 30, 1999                    July 31, 1998
                                                            --------------------------------  ------------------------------
                                        Current
                                        Annual     Final            Due             Due               Due            Due
                                       Interest   Payment          Within          After             Within         After
                                         Rate       Date          One Year        One Year          One Year       One Year
                                        -------  --------     -------------   -------------     -------------   -----------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %    4/01/07         $266,666      $3,200,000          $266,666    $3,400,000
  Jowein building, Brooklyn, N.Y.  (b)      9 %    3/31/00          696,639               -            83,545       675,050
  Fishkill, New York property      (c)  8 1/4 %    7/01/04           79,194       2,266,998           129,992     2,312,592
  Circleville, Ohio property       (d)      7 %    9/30/02          356,749         972,277           338,555     1,242,159
  Other                                 8 1/2 %    5/01/01            9,499         177,160             8,914       184,360
                                                              --------------  --------------    --------------  ------------
       Total                                                     $1,408,747      $6,616,435          $827,672    $7,814,161
                                                              ==============  ==============    ==============  ============


(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica property. The loan proceeds were utilized by the Company toward (i) payment in full of the outstanding term loan by the Company, in favor of the same bank, in the amount of $1,500,000 plus interest, and (ii) its costs for the renovations to the portions of the premises in connection with the Company's sublease of a significant portion of the building. Although the loan was closed on September 11, 1996, the entire $4,000,000 was not drawn down until March 31, 1997. The interest rate on the loan is 8 1/2% for a period of five (5) years and six (6) months, with such rate to change on the first day of the sixty-seventh
   (67th) month of the term to a rate equal to the then prime rate plus 1/4%, fixed for the balance of the term. The loan is to become due and payable on the first day of the month following the expiration of ten (10) years and six (6) months from the closing date.

(b)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. Effective April 1, 1997, the maturity date of the mortgage which was scheduled to be on March 31, 1998 was extended to March 31, 2000. The interest rate increased from 7 3/8% to 9% commencing April 1, 1997. During the extended period there will be no change in the constant quarterly payments of interest and principal in the amount of $37,263.

(c)On June 2, 1999, the existing first mortgage loan balance on the Fishkill property was extended for a period of five years. The annual interest rate was reduced from 9% to 8 1/4% and the interest and principal payments are to be made in constant monthly amounts based upon a fifteen year payout period. This report reflects the terms of the extension of the mortgage loan balance.

(d)The mortgage loan, which is self-amortizing, matures September 30, 2002. The loan is payable at an annual interest rate of 7%. Under the terms of the loan, constant monthly payments, including interest and principal, commenced April 1, 1994 in the amount of $33,767, until October 1, 1997, at which time the monthly payments of interest and principal increased to $36,540.

7.   Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:



                                                                     April 30, 1999                    July 31, 1998
                                                            -------------------------------  -------------------------------

                                                                Due Within       Due After       Due Within       Due After
                                                                 One Year        One Year         One Year        One Year
                                                            --------------- ---------------  --------------- ---------------

Deferred compensation    *                                        $104,000        $173,333         $104,000        $251,333
Lease security deposits  **                                            -           336,957            8,540         330,340
                                                              -------------   -------------    -------------   -------------
    Total                                                         $104,000        $510,290         $112,540        $581,673
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

     **Does not include three irrevocable letters of credit totaling $275,000 at April 30, 1999 and at July 31, 1998, provided by three tenants as lease security deposits.


8.   Property and Equipment - at cost:




                                                                     April 30,         July 31,
                                                                       1999             1998
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $36,622,854      $35,622,806
  Improvements  to  leased  property                                 9,143,369        9,143,369
  Land                                                               4,008,835        4,008,835
  Construction in progress                                             218,544          345,796
                                                                  -------------    -------------
                                                                    49,993,602       49,120,806
  Less accumulated depreciation                                     21,801,588       21,097,162
                                                                  -------------    -------------
     Property - net                                                 28,192,014       28,023,644
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               567,057          539,422
  Other fixed assets                                                   208,776          209,293
                                                                  -------------    -------------
                                                                       775,833          748,715
  Less accumulated depreciation                                        560,115          531,303
                                                                  -------------    -------------
    Fixtures and equipment and other - net                             215,718          217,412
                                                                  -------------    -------------

        Property and equipment - net                               $28,407,732      $28,241,056
                                                                  =============    =============

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,402 for each of the quarters ended April 30, 1999 and April 30, 1998, and $310,207 for each of the nine month periods ended April 30, 1999 and April 30, 1998, representing rentals from an affiliated company.

     Amounts due from the affiliated company are as follows:



                                                       April 30,      July 31,
                                                         1999           1998
                                                  ---------------  -------------

Unbilled receivables                                    $591,297       $727,750
Receivables - noncurrent                                       -         87,943
                                                    -------------  -------------
                                                        $591,297       $815,693

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $51,625 and $161,272 as contributions to the Plan for the three and nine months ended April 30, 1999, respectively, and $35,000 and $105,000 as contributions to the Plan for the three and nine months ended April 30, 1998, respectively. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 132 ("SFAS 132"), "Employers' Disclosure about Pensions and Other Post-Retirement Benefits", effective for fiscal years beginning after December 15, 1997. The adoption of this accounting standard will have no effect on the consolidated financial statements since the Company's Retirement Plan is 100% funded, with Company contributions made quarterly, and there will be no additional liability recognized by the Company.


11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                         Nine Months Ended
                                                             April 30,
                                                  ------------------------------
                                                          1999           1998
                                                   -------------  --------------
Interest paid                                           $522,579       $633,152
Income taxes paid                                       $219,033        $96,827


12.  Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from thirty-seven tenants, of which one tenant accounted for more than 10% of rental income during the nine months ended April 30, 1999. That tenant accounted for 16.16%.

13.  Contingencies:

     McCrory Stores Corporation ("McCrory"), which occupied space in the Company's Jowein building in the Fulton Mall in downtown Brooklyn, New York, and whose lease, as amended, extended to April 29, 2010, filed for relief under Chapter 11 of the Bankruptcy Code in February 1992. McCrory rejected its lease, as amended, with the Company with the approval of the Bankruptcy Court effective January 31, 1994. The Company has filed an unsecured proof of claim with the United States Bankruptcy Court, Southern District of New York for the lease rejection damages of $7,753,732 ("Lease Rejection Claim"), and an administrative claim of approximately $296,000, reduced by agreement to $170,000 ("Administrative Claim") for damages resulting from McCrory's failure to repair and maintain the premises as required by the lease. McCrory objected to the Company's Lease Rejection Claim but has acknowledged the administrative claim of $170,000. The Company has not included the Lease Rejection Claim against McCrory in its financial statements due to the fact that McCrory sold substantially all of its assets and the proceeds of sale were insufficient to make any distributions to unsecured creditors. The Company has leased approximately 69,000 square feet of the approximate 99,000 square feet of space surrendered by McCrory. The remainder of the space of approximately 30,000 square feet is not leaseable due to the renovations required to accommodate six tenants where formerly there was one. The rental income to be derived from the six tenants over the terms of their leases will be approximately $5,040,000 less than the total rental income that would have been due from McCrory for the period February 1, 1994 through April 29, 2010, the termination date of the McCrory lease.

     Jamesway Corporation ("Jamesway"), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996, but continued occupancy until March 22, 1996. The Company filed an amended unsecured claim of $883,635 for damages resulting from the breach and rejection of the lease and an administrative priority claim of approximately $189,000 for certain amounts due under the lease after the filing of Jamesway's Chapter 11 petition and for the costs of repairs resulting from Jamesway's failure to fulfill its repair and maintenance obligations under the lease. Pursuant to a settlement that was approved by the Bankruptcy Court, the Company has an allowed unsecured claim of $950,635 and an allowed administrative claim of $54,887.

     The Company has realized to date from Jamesway $465,811 or 49% on account of its unsecured claim and 100% of its allowed administrative claim for a total of $520,698. The Company has also realized to date from McCrory $19,304 or 11.36% on account of its Administrative Claim in the amount of $170,000. McCrory has advised creditors that holders of allowed Administrative Claims may receive an additional distribution of approximately 9% of the allowed amount of the Administrative Claim. The Company has made no provision in its financial statements for the balance of its claims filed against Jamesway and McCrory due to the uncertainty of the amounts that may ultimately be collected.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended April 30, 1999 Compared to the Three Months Ended April 30, 1998:

In the three months ended April 30, 1999, the Company reported net income in the amount of $326,052, or $.16 per share. In the comparable three months ended April 30, 1998, the Company reported net income of $847,646, or $.40 per share. The 1998 three months includes a pre-tax net recovery of real estate taxes of $924,195 (see below). There was no comparable item in the 1999 three month period.

Revenues in the current three months decreased to $2,666,980 from $3,588,730 in the comparable 1998 three months, due to the pre-tax net recovery of prior years' real estate taxes in the 1998 three month period. There was no comparable item in the 1999 three month period.

Real estate operating expenses in the current three months decreased to $1,336,721 from $1,367,739 in the comparable 1998 three months primarily due to a decrease in real estate taxes, fuel costs, and vault charges, partially offset by an increase in payroll costs, maintenance costs and leasing commissions,.

Administrative and general expenses in the current three months decreased to $487,629 from $536,552 in the comparable 1998 three months primarily due to a decrease in payroll and legal and professional costs, partially offset by an increase in medical and pension costs.

The recovery of real estate taxes in the 1998 three month period of $924,195, net of legal expenses and credits to tenants in accordance with the terms of their leases, represents prior years' real estate taxes from the City of New York.

Depreciation and amortization expense in the current three months decreased to $252,569 from $253,108 in the three months ended April 30, 1998.

Interest expense in the current three months exceeded investment income by $104,009 and by $132,685 in the comparable 1998 three months. The decrease was primarily due to the elimination of the loan payable to a securities broker and scheduled repayments.

Nine Months Ended April 30, 1999 Compared to the Nine Months Ended April 30,
1998:

In the nine months ended April 30, 1999, the Company reported net income in the amount of $824,496, or $.39 per share. In the comparable nine months ended April 30, 1998, the Company reported net income of $1,519,407, or $.71 per share. The 1998 nine months includes a pre-tax net recovery of real estate taxes of $1,207,280 (see below). There was no comparable item in the 1999 nine month period.

Revenues in the current nine months decreased to $7,971,401 from $9,194,322 in the comparable 1998 nine months, primarily due to the pre-tax net recovery of prior years' real estate taxes in the 1998 nine month period. There was no comparable item in the 1999 nine month period.

Real estate operating expenses in the current nine months decreased to $4,056,902 from $4,160,982 in the comparable 1998 nine months primarily due to a decrease in real estate taxes, fuel costs, vault charges, insurance costs, maintenance costs and leasing commissions, partially offset by an increase in payroll and electric costs.

Administrative and general expenses in the current nine months increased to $1,548,954 from $1,542,577 in the comparable 1998 nine months primarily due to an increase in payroll costs, pension costs, and medical costs, partially offset by a decrease in insurance costs, and legal and professional costs.

The recovery of real estate taxes in the 1998 nine month period of $1,207,280, net of legal expenses and credits to tenants in accordance with the terms of their leases, represents prior years' real estate taxes from the City of New York and the Town of Fishkill, New York.

Depreciation and amortization expense in the current nine months decreased to $753,141 from $757,324 in the nine months ended April 30, 1998.

Interest expense in the current nine months exceeded investment income by $312,908 and by $418,485 in the comparable 1998 nine months. The decrease was primarily due to the elimination of the loan payable to a securities broker and scheduled repayments.

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

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,989,511 at April 30, 1999.

Cash Flows From Operating Activities:

Deferred Expenses: The Company expended to April 30, 1999 a total of $12,175 for a nonrefundable commitment fee and an inspection fee in order to extend the existing first mortgage loan balance on the Fishkill property. See Note 6(c) to the Consolidated Financial Statements.

Prepaid expenses: Cash expenditures for the nine months ended April 30, 1999 were reduced by $95,282 due to a reduction in real estate taxes on the in Fishkill, New York property in the amount of $74,784 and a reduction in insurance premiums in the amount of $20,498.

Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of approximately $687,941 for the nine months ended April 30, 1999 for renovations at its Jamaica, New York building. The expenditures at the Jamaica building are part of the exterior facade renovation which the Company anticipates will cost approximately $1,150,000. As of April 30, 1999, the Company has expended a total of $1,010,917. The renovations are anticipated to be completed by July 1999.

The Company had expenditures of $60,492 for renovations at its Brooklyn, New York building to accommodate one new tenant. The Company plans to build a new lobby at this location to enable the Company to attract additional tenants to the property. The cost of the new lobby is estimated to be $500,000. Work commenced in March 1999 and is expected to be completed by January 2000. As of April 30, 1999, the Company has expended a total of $72,696 for the lobby.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended April 30, 1999.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     June 4, 1999                           Lloyd J. Shulman
                                               --------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     June 4, 1999                           Alex Slobodin
                                               --------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)