Form 10-K
period 1999-07-31
MAYS J W INC
filed 1999-10-22
CIK 54187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JULY 31, 1999

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 1-3647


                                J. W. MAYS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                    11-1059070
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    9 BOND STREET, BROOKLYN, NEW YORK                   11201-5805
----------------------------------------                -----------
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

                                YES  X      NO
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

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $3,880,806 AS OF SEPTEMBER 24, 1999 BASED ON THE AVERAGE OF THE BID AND ASKED PRICE OF THE STOCK REPORTED FOR SUCH DATE. FOR THE PURPOSE OF THE FOREGOING CALCULATION, THE SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

     The number of shares outstanding of the registrant's common stock as of September 24, 1999 was 2,135,780.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                             PART OF FORM 10-K
                                                           IN WHICH THE DOCUMENT
                 DOCUMENT                                     IS INCORPORATED
                 --------                                  ---------------------
Annual Report to Shareholders for Fiscal Year
  Ended July 31, 1999                                         Parts I and II

Definitive Proxy Statement for the 1999 Annual
  Meeting of Shareholders                                        Part III


================================================================================

                                J. W. MAYS, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1998

                                TABLE OF CONTENTS


PART I                                                                    PAGE
                                                                          ----
     Item  1. Business .................................................    3
     Item  2. Properties ...............................................    3
     Item  3. Legal Proceedings ........................................    7
     Item  4. Submission of Matters to a Vote of Security Holders ......    7
     Executive Officers of the Registrant ..............................    8


PART II

     Item  5. Market for Registrant's Common Stock and Related
                Shareholder Matters ....................................    8
     Item  6. Selected Financial Data ..................................    8
     Item  7. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................    8
     Item  8. Financial Statements and Supplementary Data ..............    8
     Item  9. Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure .................    9


PART III

     Item 10.  Directors and Executive Officers of the Registrant ......    9
     Item 11.  Executive Compensation ..................................    9
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ........................................    9
     Item 13.  Certain Relationships and Related Transactions ..........    9


PART IV

     Item 14.  Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K ...............................    9

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

Item 2.  PROPERTIES.

     The table below sets forth certain information as to each of the properties currently operated by the Company:

                                                                  Approximate
                      Location                                    Square Feet
                      --------                                    -----------

1. Brooklyn, New York
     Fulton Street at Bond Street .............................     380,000

2.  Brooklyn, New York
     Jowein Building
     Fulton Street and Elm Place ..............................     430,000

3.  Jamaica, New York
     Jamaica Avenue at 169th Street ...........................     297,000

4.  Fishkill, New York
     Route 9 at Interstate Highway 84 .........................     211,000
                                                                  (located on
                                                                  14.9 acres)

5.  Levittown, New York
     Hempstead Turnpike .......................................      85,800

6.  Massapequa, New York
     Sunrise Highway ..........................................     133,400

7.  Circleville, Ohio
     Tarlton Road .............................................     193,350
                                                                  (located on
                                                                  11.6 acres)

8.  Brooklyn, New York
     Truck Bays, passage facilities and tunnel
       --Schermehorn Street ...................................       17,000
     Building--Livingston Street ..............................       10,500

     Properties leased are under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 6 to the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Jowein building, Jamaica building, Fishkill property, Ohio property and a small part of the Company's former Brooklyn store.

1.   BROOKLYN, NEW YORK--FULTON STREET AT BOND STREET

     15% of the premises is leased by the Company under eight separate leases. Expiration dates are as follows: 1/31/2001 (2 leases); 4/30/2011 (4 leases); 6/30/2011 (1 lease); and 12/8/2013 (1 lease). One lease which expires 1/31/2001 has a 10 year option and the lease which expires 12/8/2013 has two thirty year options through 12/8/2073. The present construction of a new lobby entrance in the 19-23 Bond Street building is the only present plan for the additional improvement of this property.

     The property is currently leased to eight tenants of which six are retail tenants and two occupy office space. One tenant occupies in excess of 10% of the rentable square footage (26.11%). This tenant subleases to a flea market, department store, shoe store and various other retail shops. The lease expires April 30, 2011 with no renewal options.

            Occupancy                                  Lease Expiration
      --------------------                 -------------------------------------
       Year                                  Year          Number of      Area
       Ended         Rate                    Ended          Leases       Sq. Ft.
      -------       ------                 ---------       --------      -------
      7/31/95       28.77%                 7/31/2000           1          2,140
      7/31/96       28.77%                 7/31/2001           2          3,718
      7/31/97       28.77%                 7/31/2003           1             63
      7/31/98       28.77%                 7/31/2004           1          1,140
      7/31/99       31.57%                 7/31/2009           1          3,080
                                           7/31/2011           2        109,819
                                                              --        -------
                                                               8        119,960
                                                              ==        =======

     The federal tax basis is $8,989,881 with accumulated depreciation of $4,764,580 for a net carrying value of $4,225,301 as of July 31, 1999. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $678,479 and the rate used is averaged at $10.236 per $100 of assessed valuation.

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

            Occupancy                                  Lease Expiration
      --------------------                 -------------------------------------
       Year                                  Year          Number of      Area
       Ended         Rate                    Ended          Leases       Sq. Ft.
      -------       ------                 ---------       --------      -------
      7/31/95       50.34%                 7/31/2001           2          34,110
      7/31/96       63.67%                 7/31/2004           1          23,603
      7/31/97       65.19%                 7/31/2007           1           5,500
      7/31/98       65.19%                 7/31/2008           1             500
      7/31/99       65.19%                 7/31/2010           7         216,613
                                                              --         -------
                                                              12         280,326
                                                              ==         =======


     The federal tax basis is $10,036,438 with accumulated depreciation of $5,467,326 for a net carrying value of $4,569,112 as of July 31, 1999. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $797,516 and the rate used is averaged at $10.236 per $100 of assessed valuation.

3.   JAMAICA, NEW YORK--JAMAICA AVENUE AT 169TH STREET

     The building is owned and the fee is leased from an affiliated company. The lease expires July 31, 2027. Approximately 54,000 square feet was renovated for office space for four tenants. Occupancy commenced May 1, 1997 for two tenants, November 1997 for one tenant and January 1998 for the fourth tenant. The renovation of the exterior facade of the building is the only present plan for the additional improvement of this property. The property is currently leased to nine tenants: five are retail tenants and four leases are for office space. Two tenants occupy in excess of 10% of the rentable square footage. One of the tenants is a department store that occupies 27.50% of the rentable space with a lease that expires August 31, 2005 and has one five year renewal option. The other tenant is a major retail toy store which occupies 15.95% of the rentable space. The lease expires January 31, 2006 with six renewal options of five years each and 2,700 square feet to another tenant for retail space. Approximately 83,000 square feet of the building are available for lease.

            Occupancy                                  Lease Expiration
      --------------------                 -------------------------------------
       Year                                  Year          Number of      Area
       Ended         Rate                    Ended          Leases       Sq. Ft.
      -------       ------                 ---------       --------      -------
      7/31/95       45.55%                 7/31/2002          1            2,680
      7/31/96       44.72%                 7/31/2006          2          128,342
      7/31/97       59.59%                 7/31/2007          4           46,107
      7/31/98       62.34%                 7/31/2008          2            8,021
                                                             --          -------
      7/31/99       62.34%                                    9          185,150
                                                             ==          =======

     The federal tax basis is $12,055,377 with accumulated depreciation of $5,568,311 for a net carrying value of $6,487,066 as of July 31, 1999. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $268,860 and the rate used is averaged at $10.236 per $100 of assessed valuation.

4.   FISHKILL, NEW YORK--ROUTE 9 AT INTERSTATE HIGHWAY 84

     The Company owns the entire premises. The replacement of heating, ventilating and air conditioning units is the only present plan for the additional improvement of this property. Approximately 26,000 square feet are leased to one tenant for office space and 186,000 square feet of the building are available for lease.

            Occupancy                                  Lease Expiration
      --------------------                 -------------------------------------
       Year                                  Year          Number of      Area
       Ended         Rate                    Ended          Leases       Sq. Ft.
      -------       ------                 ---------       --------      -------
      7/31/95       42.75%                 7/31/2001           1          25,915
      7/31/96       55.03%
      7/31/97       12.28%
      7/31/98       12.28%
      7/31/99       12.28%

     The federal tax basis is $9,034,639 with accumulated depreciation of $5,350,057 for a net carrying value of $3,684,582 as of July 31, 1999. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $154,658 and the rate used is averaged at $4.18 per $100 of assessed valuation.

5.   LEVITTOWN, NEW YORK--HEMPSTEAD TURNPIKE

     The Company owns the entire premises. There are no present plans for additional improvement of this property. The property is currently leased to one tenant that operates the premises as a game room and fast food restaurant. The lease expires September 30, 2004 with one five year renewal option.

            Occupancy                                  Lease Expiration
      --------------------                 -------------------------------------
       Year                                  Year          Number of      Area
       Ended         Rate                    Ended          Leases       Sq. Ft.
      -------       ------                 ---------       --------      -------
      7/31/95       100%                   7/31/2005       Building       15,243
      7/31/96       100%                                   Land           70,557
                                                                          ------
      7/31/97       100%                                       1          85,800
                                                                          ======
      7/31/98       100%
      7/31/99       100%

     The federal tax basis is $273,550 with accumulated depreciation of $264,037 for a net carrying value of $9,513 as of July 31, 1999. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $95,064 and the rate used is averaged at $90.87 per $100 of assessed valuation.

6.   MASSAPEQUA, NEW YORK--SUNRISE HIGHWAY

     The Company leases the entire premises under one lease. The lease expires May 14, 2009. There are no renewal options. There are no present plans for additional improvement of this property. The property is currently sub-leased to two tenants; one, a gasoline service station and the other, a bank. Each of these tenants occupies in excess of 10% of the rentable square footage. The gasoline service station lease expires April 29, 2009 with no renewal options. The sub-lease to the bank expires May 14, 2009 with no renewal options.

            Occupancy                                  Lease Expiration
      --------------------                 -------------------------------------
       Year                                  Year          Number of      Area
       Ended         Rate                    Ended          Leases       Sq. Ft.
      -------       ------                 ---------       --------      -------
      7/31/95       100%                   7/31/2009           2         133,400
      7/31/96       100%
      7/31/97       100%
      7/31/98       100%
      7/31/99       100%

     The real estate taxes for this property are $257,622 and the rate used is averaged at $81.20 per $100 of assessed valuation.

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

            Occupancy                                  Lease Expiration
      --------------------                 -------------------------------------
       Year                                  Year          Number of      Area
       Ended         Rate                    Ended          Leases       Sq. Ft.
      -------       ------                 ---------       --------      -------
      7/31/95       100%                   7/31/2003          1          193,350
      7/31/96       100%
      7/31/97       100%
      7/31/98       100%
      7/31/99       100%

     The federal tax basis is $4,388,456 with accumulated depreciation of $922,969 for a net carrying value of $3,465,487 as of July 31, 1999. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $311,964 and the rate used is averaged at $65.68 per $1,000 of assessed valuation.

8.   BROOKLYN, NEW YORK--LIVINGSTON STREET

     The City of New York through its Economic Development Administration constructed a municipal garage at Livingston Street opposite the Company's Brooklyn properties. The Company has a long-term lease with the City of New York expiring in 2013 with renewal options, the last of which expires in 2073, under which:

               (1) Such garage, available to the public, provides truck bays and passage facilities through a tunnel, both for the exclusive use of the Company, to the structure referred to in (2) below. The truck bays, passage facilities and tunnel, totaling approximately 17,000 square feet, are included in the lease from the City of New York referred to in the preceding paragraph and are in full use.

               (2) The Company constructed a building of six stories and basement on a 20 x 75-foot plot (acquired and made available by the City of New York and leased to the Company for a term expiring in 2013 with renewal options, the last of which expires in 2073). The plot is adjacent to and connected with the Company's Brooklyn properties, which provides the other end of the tunnel with the truck bays in the municipal garage.

In the opinion of management, all of the Company's properties are adequately covered by insurance.

     See Note 11 to the Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenant, the rental income from which equals 10% or more of the Company's rental income.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each Executive Officer of the Registrant (each of whom is elected annually) whose present term of office will expire upon the election and qualification of his successor:


                                                                First Became
                                Business Experience During      Such Officer
      Name                Age       the Past Five Years          or Director
      ----                ---   --------------------------      --------------
Lloyd J. Shulman ......   57    President                       November, 1978
                                Co-Chairman of the Board
                                  and President                 June, 1995
                                Chairman of the Board and
                                  President                     November, 1996
                                Director                        November, 1977

Alex Slobodin .........   84    Executive Vice President        November, 1965
                                Treasurer                       September, 1955
                                Director                        November, 1963

Ward N. Lyke, Jr. .....   48    Vice President                  February, 1984

George Silva ..........   49    Vice President                  March, 1995


     All of the above mentioned officers have been appointed as such by the directors and, except for Mr. Silva, have been employed as Executive Officers of the Company during the past five years.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The information appearing under the heading "Common Stock and Dividend Information" on page 20 of the Registrant's 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.

     The information appearing under the heading "Summary of Selected Financial Data" on page 2 of the Registrant's 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 19 of the Registrant's 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Financial Statements, together with the report of D'Arcangelo & Co., LLP, Independent Auditors, dated October 12, 1999, appearing on pages 4 through 15 of the Registrant's 1999 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, 7 and 8 hereof, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Response to that part of this item relating to Disagreements with Accountants and Financial Disclosures--None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and such information is incorporated herein by reference.

     The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item appears under the heading "Executive Compensation" in the Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item appears under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Information Concerning Nominees for Election as Directors" in the Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item appears under the headings "Executive Compensation" and "Certain Relationships and Related Transactions" in the Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and such information is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          1. The Consolidated Financial Statements and report of D'Arcangelo & Co., LLP, Independent Auditors, dated October 12, 1999, set forth on pages 4 through 15 of the Registrant's 1999 Annual Report to Shareholders.

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

               (13) Annual report to security holders.

               (16) Letter re change in certifying auditors--not applicable.

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

               (99) Additional exhibits--none.

     (b) Reports on Form 8-K -- No reports on Form 8-K were required to be filed by the Registrant during the three months ended July 31, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                               J. W. MAYS, INC.
                                               (REGISTRANT)


              October 18, 1999                 By: /s/ LLOYD J. SHULMAN
                                                   -----------------------------
                                                   Lloyd J. Shulman
                                                   Chairman of the Board
                                                   Principal Executive Officer
                                                   President
                                                   Principal Operating Officer


              October 18, 1999                 By: /s/ ALEX SLOBODIN
                                                   -----------------------------
                                                   Alex Slobodin
                                                   Executive Vice President
                                                   and Treasurer
                                                   Principal Financial Officer


              October 18, 1999                 By: /s/ MARK GREENBLATT
                                                   -----------------------------
                                                   Mark Greenblatt
                                                   Controller


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.


       SIGNATURE                     TITLE                           DATE
       ---------                     -----                           ----

/s/ LLOYD J. SHULMAN      Chairman of the Board,                October 18, 1999
------------------------    Chief Executive Officer,
    Lloyd J. Shulman        President, Chief Operating
                            Officer and Director


/s/ ALEX SLOBODIN         Executive Vice President,             October 18, 1999
------------------------    Treasurer and Director
    Alex Slobodin

/s/ FRANK J. ANGELL       Director                              October 18, 1999
------------------------
    Frank J. Angell

/s/ LANCE D. MYERS        Director                              October 18, 1999
------------------------
    Lance D. Myers

/s/ JACK SCHWARTZ         Director                              October 18, 1999
------------------------
    Jack Schwartz

/s/ SYLVIA W. SHULMAN     Director                              October 18, 1999
------------------------
    Sylvia W. Shulman


/s/ LEWIS D. SIEGEL        Director                             October 18, 1999
------------------------
    Lewis D. Siegel

            INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES

     Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1999, which are incorporated herein by reference:

     Report of Independent Auditors (page 15)

     Consolidated Balance Sheets (pages 4 and 5)

     Consolidated Statements of Income and Retained Earnings (page 6)

     Consolidated Statements of Comprehensive Income (page 6)

     Consolidated Statements of Cash Flows (page 7)

     Notes to Consolidated Financial Statements (pages 8-15)

                                                                            PAGE
                                                                            ----
     Financial Statement Schedules:

               Report of Independent Auditors ...........................    12

          II   Valuation and Qualifying Accounts ........................    13

         III   Real Estate and Accumulated Depreciation .................    14

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

                                   ----------

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
J. W. Mays, Inc. and Subsidiaries

     We have audited the consolidated financial statements of J. W. Mays, Inc. and subsidiaries as of July 31, 1999 and 1998, and for the three years ended July 31, 1999 and have issued our report thereon dated October 12, 1999; such consolidated financial statements and report are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J. W. Mays, Inc. and subsidiaries listed in
Item 14(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D'ARCANGELO & CO., LLP
Purchase, N.Y.
October 12, 1999

                                                                     SCHEDULE II

                                J. W. MAYS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                      Year Ended July 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
Allowance for net unrealized gains
  (losses) on marketable securities:

    Balance, beginning of period ............   $423,879   $152,151   $ 25,261
    Additions (Reductions) ..................   (216,881)   271,728    126,890
                                                --------   --------   --------
    Balance, end of period ..................   $206,998   $423,879   $152,151
                                                ========   ========   ========

Deferred income tax asset
  valuation allowance:

    Balance, beginning of period ............   $ 24,991   $ 26,952   $ 41,597
    (Reductions) ............................    (15,820)    (1,961)   (14,645)
                                                --------   --------   --------
    Balance, end of period ..................   $  9,171   $ 24,991   $ 26,952
                                                ========   ========   ========

                                                                                                                        SCHEDULE III
                                                          J. W. MAYS, INC.

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                            JULY 31, 1999
====================================================================================================================================
          Col. A                    Col. B               Col. C                     Col. D                               Col. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Cost Capitalized        Gross Amount At Which Carried
                                                 Initial Cost to Company   Subsequent to Acquisition         At Close of Period
                                              ------------------------------------------------------     -------------------------
                                    Encum-                   Building &                    Carrying                    Building &
        Description                Brances       Land       Improvements   Improvements      Cost          Land       Improvements
------------------------------------------------------------------------------------------------------------------------------------
OFFICE AND RENTAL BUILDINGS

Brooklyn, New York
  Fulton Street at Bond Street..  $  184,360    $1,703,157     $ 3,862,454     $ 6,919,426     $ --     $1,703,157     $10,781,880

Jamaica, New York
  Jamaica Avenue at
  169th Street .................   3,400,000        --           3,215,699       8,839,679       --          --         12,055,378

Fishkill, New York
  Route 9 at Interstate
  Highway 84 ...................   2,335,075      467,341        7,212,116       1,864,844       --        467,341       9,076,960

Brooklyn, New York
  Jowein Building
  Fulton Street and Elm Place ..     675,050    1,622,232          770,561       9,265,877       --      1,622,232      10,036,438

Levittown, New York
  Hempstead Turnpike ...........        --         95,256          200,560          72,990       --         95,256         273,550

Circleville, Ohio
  Tarlton Road .................   1,242,159      120,849        4,388,456            --         --        120,849       4,388,456
                                  ----------    ----------     -----------     -----------     -----    ----------     -----------
  Total (A) ....................  $7,836,644    $4,008,835     $19,649,846     $26,962,816     $ --     $4,008,835     $46,612,662
                                  ==========    ==========     ===========     ===========     =====    ==========     ===========



====================================================================================================
          Col. A                                   Col. F        Col. G     Col. H       Col. I
----------------------------------------------------------------------------------------------------
                                                                                     Life On Which
                                                                                     Depreciaton in
                                                                                     Latest Income
                                                Accumulated      Date of     Date     Statement is
        Description                 Total      Depreciation   Construction  Acquired    Computed
----------------------------------------------------------------------------------------------------

OFFICE AND RENTAL BUILDINGS

Brooklyn, New York
  Fulton Street at Bond Street..  $12,485,037     $ 4,940,829     Various     Various     (1)(2)

Jamaica, New York
  Jamaica Avenue at
  169th Street .................   12,055,378       5,528,720      1959        1959       (1)(2)

Fishkill, New York
  Route 9 at Interstate
  Highway 84 ...................    9,544,301       4,874,438      10/74       11/72      (1)

Brooklyn, New York
  Jowein Building
  Fulton Street and Elm Place ..   11,658,670       5,736,916       1915        1950      (1)(2)

Levittown, New York
  Hempstead Turnpike ...........      368,806         241,853       4/69        6/62      (1)

Circleville, Ohio
  Tarlton Road .................    4,509,305         713,124       9/92       12/92      (1)
                                  -----------     -----------
  Total (A) ....................  $50,621,497     $22,035,880
                                  ===========     ===========
----------

(1) Building and improvements 18-40 years
(2) Improvements to leased property 3-40 years

(A) Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $775,832 and
    Accumulated Depreciation thereon of $575,414 at July 31, 1999.

                                                                     Year Ended July 31,
                                                         ----------------------------------------
                                                             1999           1998          1997
                                                         ----------    -----------    -----------
INVESTMENT IN REAL ESTATE
  Balance at Beginning of Year .......................   $49,120,806   $48,096,243    $45,128,700
  Improvements .......................................     1,500,691     1,024,563      2,967,543
                                                         -----------   -----------    -----------
  Balance at End of Year .............................   $50,621,497   $49,120,806    $48,096,243
                                                         ===========   ===========    ===========

ACCUMULATED DEPRECIATION
  Balance at Beginning of Year .......................   $21,097,162   $20,143,617    $19,233,598
  Additions Charged to Costs and Expenses ............       938,718       953,545        910,019
                                                         -----------   -----------    -----------
  Balance at End of Year .............................   $22,035,880   $21,097,162    $20,143,617
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

 (9) Voting trust agreement-not applicable

(10) Material contracts-(i) through (iii) incorporated by reference

(11) Statement re computation of per share earnings-not applicable

(12) Statement re computation of ratios-not applicable

(13) Annual report to security holders

(16) Letter re change in certifying auditors-not applicable

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

                         FISCAL YEAR ENDED JULY 31, 1999

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