Form 10-Q
period 1999-10-31
MAYS J W INC
filed 1999-12-08
CIK 54187

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 1999

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

        Class                                Outstanding at December 7, 1999
Common Stock,  $1 par value                       2,135,780 shares

                                             This report contains 15 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 11

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             12 - 13


Part II  -  Other Information                                 14

                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                    October 31,       July 31,
                             ASSETS                                    1999             1999
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 5 and 7)                        $29,018,255      $28,786,035
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           2,022,942        1,489,843
  Marketable securities  (Note 4)                                        40,394           39,993
  Receivables (Note 8)                                                  309,226          415,243
  Income taxes refundable                                                10,670           38,727
  Deferred income taxes                                                  88,000           79,000
  Security deposits                                                       6,197            6,165
  Prepaid expenses                                                      508,738          960,614
                                                                   -------------    -------------
       Total current assets                                           2,986,167        3,029,585
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,568,283        2,562,715
  Less accumulated amortization                                       1,388,588        1,341,887
                                                                   -------------    -------------
       Net                                                            1,179,695        1,220,828
  Security deposits                                                     637,138          633,424
  Unbilled receivables (Note 8)                                       4,500,509        4,423,417
  Unbilled receivables - affiliated company (Note 8)                    500,328          545,812
  Receivables                                                             9,256           12,534
  Marketable securities  (Note 4)                                     2,998,570        3,005,401
                                                                   -------------    -------------
       Total other assets                                             9,825,496        9,841,416
                                                                   -------------    -------------


        TOTAL ASSETS                                                $41,829,918      $41,657,036
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 5)                                         $6,254,280       $6,439,933
  Other (Note 6)                                                        467,243          490,716
                                                                   -------------    -------------
       Total long-term debt                                           6,721,523        6,930,649
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,838,000        1,740,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       57,341           29,728
  Payroll and other accrued liabilities                                 440,820          380,140
  Other taxes payable                                                     3,989            2,205
  Current portion of long-term debt - mortgages payable (Note 5)      1,382,941        1,396,711
  Current portion of long-term debt - other (Note 6)                    110,197          110,165
                                                                   -------------    -------------
       Total current liabilities                                      1,995,288        1,918,949
                                                                   -------------    -------------

       Total liabilities                                             10,554,811       10,589,598
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                       50,167          136,998
  Retained earnings                                                  25,990,500       25,696,000
                                                                   -------------    -------------
                                                                     31,565,209       31,357,540
  Less common stock held in treasury, at cost - 42,517
    shares at October 31, 1999 and  July 31, 1999                       290,102          290,102
                                                                   -------------    -------------
       Total shareholders' equity                                    31,275,107       31,067,438
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $41,829,918      $41,657,036
                                                                   =============    =============

See Notes to Consolidated Financial Statements.



                           J.  W. MAYS, INC.

       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                            Three Months Ended
                                                                                October 31,
                                                                      --------------- ----------------
                                                                           1999            1998
                                                                      --------------  --------------
                                                                       (Unaudited)     (Unaudited)

Revenues
  Rental income (Note 8)                                                  $2,601,502      $2,576,502

  Rental income - affiliated company                                         103,403         103,403
                                                                       --------------  --------------
      Total revenues                                                       2,704,905       2,679,905
                                                                       --------------  --------------


Expenses
  Real estate operating expenses                                           1,358,842       1,315,137
  Administrative and general expenses                                        542,313         519,499
  Depreciation and amortization                                              246,241         246,203
                                                                       --------------  --------------
       Total expenses                                                      2,147,396       2,080,839
                                                                       --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                          557,509         599,066
                                                                       --------------  --------------
Investment income and interest expense:
  Investment income                                                           64,395          64,098
  Interest expense (Notes 5 and 10)                                         (160,404)       (172,849)
                                                                       --------------  --------------
                                                                             (96,009)       (108,751)
                                                                       --------------  --------------

Income before income taxes                                                   461,500         490,315
Income taxes provided                                                        167,000         169,000
                                                                       --------------  --------------
Net income                                                                   294,500         321,315

Retained earnings, beginning of period                                    25,696,000      24,532,178
                                                                       --------------  --------------
Retained earnings, end of period                                         $25,990,500     $24,853,493
                                                                       ==============  ==============

Net income per common share (Note 2)                                            $.14            $.15
                                                                       ==============  ==============

Dividends per share                                                             $-              $-
                                                                       ==============  ==============

Average common shares outstanding                                          2,135,780       2,135,780
                                                                       ==============  ==============


See Notes to the Consolidated Financial Statements.




                               CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                             Three Months Ended
                                                                                 October 31,
                                                                      --------------- ----------------
                                                                           1999            1998
                                                                      --------------  --------------
                                                                        (Unaudited)     (Unaudited)

Net Income                                                                  $294,500        $321,315
                                                                       --------------  --------------

Other comprehensive income, net of tax (Note 3)

   Unrealized (loss) on available-for-sale securities:  Net of tax benefits,
       $45,000 and $11,000 for the three months ended
       October 31, 1999 and 1998, respectively.                              (86,831)        (58,905)
                                                                       --------------  --------------

                                                                       --------------  --------------
Comprehensive Income                                                        $207,669        $262,410
                                                                       ==============  ==============


See Notes to Consolidated Financial Statements.
                                                    -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three Months Ended
                                                                            October 31,
                                                                 ---------------  ---------------
                                                                      1999             1998
                                                                 ---------------  ---------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $294,500         $321,315

Adjustments to reconcile income to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                     -               (167)
  Realized loss on marketable securities                                    -                  4
  Depreciation and amortization                                         246,241          246,203
  Amortization of deferred expenses                                      53,181           56,505
  Other assets - deferred expenses                                      (12,048)          (6,480)
                      - unbilled receivables                            (77,092)         (99,297)
                      - unbilled receivables - affiliated company        45,484           45,484
                      - receivables                                       3,278           53,699
                      - receivables - affiliated company                    -             40,625
  Deferred income taxes                                                 134,000          132,000

Changes in:
  Receivables                                                           106,017          125,886
  Prepaid expenses                                                      451,876          444,957
  Income taxes refundable                                                28,057              -
  Accounts payable                                                       27,613            6,707
  Payroll and other accrued liabilities                                  60,680          (20,271)
  Income taxes payable                                                      -            (63,142)
  Other taxes payable                                                     1,784            1,389
                                                                   -------------    -------------
     Cash provided by operating activities                            1,363,571        1,285,417
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (478,461)        (415,772)
  Security deposits                                                      (3,746)           5,093
  Marketable securities: available for sale
    Receipts from sales or maturities                                    50,000           50,000
    Payments for purchases                                             (175,401)        (224,434)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (607,608)        (585,113)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase - security deposits                                            2,559              607
  Payments - mortgage and other debt                                   (225,423)        (228,868)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (222,864)        (228,261)
                                                                   -------------    -------------

Increase in cash                                                        533,099          472,043

Cash and cash equivalents at beginning of period                      1,489,843        1,047,979
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $2,022,942       $1,520,022
                                                                   =============    =============

See Notes to Consolidated Financial Statements.
                                                  -5-

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

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 1999 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K for the year ended July 31, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire year ending July 31, 2000.

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,135,780 in each of the three month periods ended October 31, 1999 and October 31, 1998. The Company's adoption of Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings Per Share", has had no effect on the computation of previously reported earnings per share.

3. Recent Accounting Pronouncements:


   In June 1997, SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued. SFAS 130 establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods presented for comparative purposes was required upon adoption.

   In June 1997, SFAS No 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial statements and in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

   In February 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", ("SFAS 132"), effective for fiscal years beginning after December 15, 1997. The Company's Retirement Plan is 100% funded, with Company contributions made quarterly, and there will be no additional liability recognized by the Company.

   The adoption of SFAS 131 and SFAS 132 did not have an effect on the Company's financial statements, and SFAS 130 is reflected in the October 31, 1999 financial statements.

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



            As of October 31, 1999, the Company's marketable securities were classified as follows:


                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:

            Certificate of deposit                                   $40,394           $-               $-          $40,394
                                                                =============  =============    =============  =============

  Noncurrent:
            Available for sale:
              Equity securities                                   $2,923,403        $75,167             $-       $2,998,570
                                                                =============  =============    =============  =============






  Investment income consists of the following:
                                                                     Three Months Ended
                                                                         October 31,
                                                                -------------  -------------
                                                                     1999           1998
                                                                 ------------   ------------
              Interest income                                        $18,355        $21,126
              Dividend income                                         46,040         42,976
             (Loss) on sale of securities                                -               (4)
                                                                -------------  -------------
                 Total                                               $64,395        $64,098
                                                                =============  =============











                                                                             -7-

5. Long-Term Debt:


                                                                   October 31, 1999                   July 31, 1999
                                                            --------------------------------   --------------------------
                                        Current
                                        Annual    Final           Due             Due               Due            Due
                                       Interest  Payment         Within          After             Within         After
                                         Rate      Date         One Year        One Year          One Year      One Year
                                        -------  --------    --------------  --------------    --------------   ----------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %    4/01/07         $266,666      $3,066,667          $266,667   $3,133,333
  Jowein building, Brooklyn, N.Y.  (b)      9 %    3/31/00          652,976               -           675,050          -
  Fishkill, New York property      (c)  8 1/4 %    7/01/04           83,971       2,231,168            82,263    2,252,812
  Circleville, Ohio property       (d)      7 %    9/30/02          369,419         784,344           363,029      879,130
  Other                                 8 1/2 %    5/01/01            9,909         172,101             9,702      174,658
                                                              --------------  --------------    --------------  ----------
       Total                                                     $1,382,941      $6,254,280        $1,396,711   $6,439,933
                                                              ==============  ==============    ==============  ==========


(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica property. The loan proceeds were utilized by the Company toward (i) payment in full of the outstanding term loan by the Company, in favor of the same bank, in the amount of $1,500,000 plus interest and (ii) its costs for the renovations to the portions of the premises in connection with the Company's sublease of a significant portion of the building. Although the loan was closed on September 11, 1996, the entire $4,000,000 was not drawn down until March 31, 1997. The interest rate on the loan is 8 1/2% for a period of five (5) years and six (6) months, with such rate to change on the first day of the sixty-seventh (67th) month of the term to a rate equal to the then prime rate plus 1/4%, fixed for the balance of the term. The loan is to become due and payable on the first day of the month following the expiration of ten (10) years and six (6) months from the closing date.

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

6.   Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:



                                                                    October 31, 1999                  July 31, 1999
                                                            -------------------------------  -------------------------------

                                                                    Due             Due              Due             Due
                                                                  Within           After           Within           After
                                                                 One Year        One Year         One Year        One Year
                                                             -------------   -------------    -------------   -------------

Deferred compensation  *                                          $104,000        $121,333         $104,000        $147,333
Lease security deposits  **                                          6,197         345,910            6,165         343,383
                                                              -------------   -------------    -------------   -------------
    Total                                                         $110,197        $467,243         $110,165        $490,716
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

     **Does not include three irrevocable letters of credit totaling $275,000 at October 31, 1999 and at July 31, 1999, provided by three tenants.


7.   Property and Equipment - at cost:




                                                                   October 31,        July 31,
                                                                       1999             1999
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $37,103,738      $36,775,251
  Improvements  to  leased  property                                 9,158,009        9,143,369
  Land                                                               4,008,835        4,008,835
  Construction in progress                                             809,010          694,042
                                                                  -------------    -------------
                                                                    51,079,592       50,621,497
  Less accumulated depreciation                                     22,269,298       22,035,879
                                                                  -------------    -------------
     Property - net                                                 28,810,294       28,585,618
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               569,395          567,057
  Other fixed assets                                                   209,223          208,775
                                                                  -------------    -------------
                                                                       778,618          775,832
  Less accumulated depreciation                                        570,657          575,415
                                                                  -------------    -------------
    Fixtures and equipment and other - net                             207,961          200,417
                                                                  -------------    -------------

        Property and equipment - net                               $29,018,255      $28,786,035
                                                                  =============    =============

  8.  Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,403 for each of the quarters ended October 31, 1999 and October 31, 1998, representing rentals from an affiliated company.

     Amounts due from the affiliated company are as follows:



                                                      October 31,     July 31,
                                                         1999           1999
                                                  ------------------------------

                                                        $500,328       $545,812
                                                    =============  =============

9.   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $54,040 and $50,500 as contributions to the Plan for the three months ended October 31, 1999 and October 31, 1998, respectively.


10.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                         Three Months Ended
                                                             October 31,
                                                  ------------------------------
                                                         1999           1998
                                                      __________     __________
Interest paid                                           $161,727       $174,212
Income taxes paid                                         $4,943       $100,100


11.  Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from thirty-eight tenants, of which one tenant accounted for more than 10% of rental income during the three months ended October 31, 1999. That tenant accounted for 15.82%.

12.  Contingencies:

     McCrory Stores Corporation ("McCrory"), which occupied space in the Company's Jowein building in the Fulton Mall in downtown Brooklyn, New York, and whose lease, as amended, extended to April 29, 2010, filed for relief under Chapter 11 of the Bankruptcy Code in February 1992. McCrory rejected its lease, as amended, with the Company with the approval of the Bankruptcy Court, effective January 31, 1994

     Jamesway Corporation ("Jamesway"), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996, but continued occupancy until March 22, 1996.

     The Company has realized from Jamesway $465,811, or 49% on account of its unsecured claim, and 100% of its allowed administrative claim of $54,887, for a total of $520,698. The Company has realized from McCrory $36,602, or 21.53% on account of its administrative claim of $170,000. McCrory sold substantially all of its assets and the proceeds of sale were insufficient to make any distribution to unsecured creditors.

     The Company has made no provision in its financial statements for the balance of its claims filed against Jamesway and McCrory due to the fact that there are not likely to be any further distributions by either company.

     There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements.


13.  Subsequent Event:

     The Company's common stock has been listed on the Nasdaq National Market. The Company was notified by Nasdaq Amex that the Company's market value of its public float relating to its common stock has not been sufficient to maintain the listing on The Nasdaq National Market. The Company applied for listing on The Nasdaq SmallCap Market which application was approved. The Company's securities were transferred from The Nasdaq National Market to The Nasdaq SmallCap Market, effective November 8, 1999.

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended October 31, 1999 Compared to the Three Months Ended October 31, 1998:

In the three months ended October 31, 1999, the Company reported net income of $294,500, or $.14 per share. In the comparable three months ended October 31, 1998, the Company reported net income of $321,315, or $.15 per share

Revenues in the current three months increased to $2,704,905 from $2,679,905 in the comparable 1998 three months.

Real estate operating expenses in the current three months increased to $1,358,842 from $1,315,137 in the comparable 1998 three months primarily due to an increase in real estate taxes, electric costs and licenses and permits, partially offset by an decrease in payroll and maintenance costs.

Administrative and general expenses in the current three months increased to $542,313 from $519,499 in the comparable 1998 three months primarily due to an increase in payroll and medical costs, partially offset by a decrease in legal and professional costs.

Depreciation and amortization expense in the current three months increased to $246,241 from $246,203 in the three months ended October 31, 1998.

Interest expense in the current three months exceeded investment income by $96,009 and by $108,751 in the comparable 1998 three months. The decrease was primarily due to scheduled repayments.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,022,942 at October 31, 1999.

Cash Flows From Operating Activities:

Prepaid expenses: Cash expenditures for the three months ended October 31, 1999 increased by $14,944 compared to the comparable three months ended October 31, 1998, due primarily to an increase in real estate taxes.

Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of approximately $91,830 for the three months ended October 31, 1999 for renovations at its Jamaica, New York building. The expenditures at the Jamaica building are part of the exterior facade renovation which the Company anticipates will cost approximately $1,200,000. As of October 31, 1999, the Company has expended a total of $1,148,890. The renovations were completed during November 1999.

The Company had expenditures of $103,888 for renovations at its Brooklyn, New York building for the three months ended October 31, 1999. The Company is building a new lobby at this location to enable the Company to attract additional tenants to the property. The cost of the new lobby is estimated to be approximately $620,000. Work commenced in April 1999 and is expected to be completed by January 2000. As of October 31, 1999, the Company has expended a total of $332,679 for the lobby.

The Company had expenditures of $200,971 for the three months ended October 31, 1999 for the installation of heating, ventilating and air conditioning units at its Fishkill, New York building. The cost of the equipment was approximately $320,000. The work was completed in November 1999. As of October 31, 1999, the Company expended a total of $300,971.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended October 31, 1999.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     December 7, 1999                        Lloyd J. Shulman
                                              ----------------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     December 7, 1999                        Alex Slobodin
                                              ----------------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)