Form 10-Q
period 2000-01-31
MAYS J W INC
filed 2000-03-09
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 2000

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

        Class                                Outstanding at March 7, 2000
Common Stock,  $1 par value                       2,135,780 shares

                                             This report contains 15 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 11

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             12 - 13


Part II  -  Other Information                                 14


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     January 31,       July 31,
                             ASSETS                                     2000             1999
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 5 and 7)                        $29,123,490      $28,786,035
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,759,819        1,489,843
  Marketable securities  (Note 4)                                        40,805           39,993
  Receivables (Note 8)                                                  138,072          415,243
  Income taxes refundable                                                10,635           38,727
  Deferred income taxes                                                 102,000           79,000
  Security deposits                                                      43,756            6,165
  Prepaid expenses                                                      840,500          960,614
                                                                   -------------    -------------
       Total current assets                                           2,935,587        3,029,585
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,565,914        2,562,715
  Less accumulated amortization                                       1,400,307        1,341,887
                                                                   -------------    -------------
       Net                                                            1,165,607        1,220,828
  Security deposits                                                     602,622          633,424
  Unbilled receivables (Note 8)                                       4,583,148        4,423,417
  Unbilled receivables - affiliated company (Note 8)                    454,844          545,812
  Receivables                                                             5,908           12,534
  Marketable securities  (Note 4)                                     2,883,690        3,005,401
                                                                   -------------    -------------
       Total other assets                                             9,695,819        9,841,416
                                                                   -------------    -------------


        TOTAL ASSETS                                                $41,754,896      $41,657,036
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 5)                                         $6,066,453       $6,439,933
  Other (Note 6)                                                        405,553          490,716
                                                                   -------------    -------------
       Total long-term debt                                           6,472,006        6,930,649
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,888,000        1,740,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       43,664           29,728
  Payroll and other accrued liabilities                                 461,472          380,140
  Other taxes payable                                                     3,833            2,205
  Current portion of long-term debt - mortgages payable (Note 5)      1,368,831        1,396,711
  Current portion of long-term debt - other (Note 6)                    147,756          110,165
                                                                   -------------    -------------
       Total current liabilities                                      2,025,556        1,918,949
                                                                   -------------    -------------

       Total liabilities                                             10,385,562       10,589,598
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain (loss) on available for sale securities               (52,963)         136,998
  Retained earnings                                                  26,187,857       25,696,000
                                                                   -------------    -------------
                                                                     31,659,436       31,357,540
  Less common stock held in treasury, at cost - 42,517
    shares at January 31, 2000 and  July 31, 1999                       290,102          290,102
                                                                   -------------    -------------
       Total shareholders' equity                                    31,369,334       31,067,438
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $41,754,896      $41,657,036
                                                                   =============    =============

See Notes to Consolidated Financial Statements.






                           J.  W. MAYS, INC.

       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                       Three Months Ended                Six Months Ended
                                                                          January 31,                       January 31,
                                                                 --------------- ----------------  --------------- ----------------
                                                                       2000            1999              2000            1999
                                                                  --------------  --------------    --------------  --------------
                                                                    (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Revenues
  Rental income (Note 8)                                             $2,623,769      $2,521,114        $5,225,271      $5,097,616

  Rental income - affiliated company                                    103,402         103,402           206,805         206,805
                                                                  --------------  --------------    --------------  --------------
      Total revenues                                                  2,727,171       2,624,516         5,432,076       5,304,421
                                                                  --------------  --------------    --------------  --------------


Expenses
  Real estate operating expenses                                      1,438,043       1,405,044         2,796,885       2,720,181
  Administrative and general expenses                                   620,188         541,826         1,162,501       1,061,325
  Depreciation and amortization                                         248,641         254,369           494,882         500,572
                                                                  --------------  --------------    --------------  --------------
       Total expenses                                                 2,306,872       2,201,239         4,454,268       4,282,078
                                                                  --------------  --------------    --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                     420,299         423,277           977,808       1,022,343
                                                                  --------------  --------------    --------------  --------------
Investment income and interest expense:
  Investment income                                                      69,794          75,561           134,189         139,659
  Interest expense (Notes 5 and 10)                                    (158,736)       (175,709)         (319,140)       (348,558)
                                                                  --------------  --------------    --------------  --------------
                                                                        (88,942)       (100,148)         (184,951)       (208,899)
                                                                  --------------  --------------    --------------  --------------

Income before income taxes                                              331,357         323,129           792,857         813,444
Income taxes provided                                                   134,000         146,000           301,000         315,000
                                                                  --------------  --------------    --------------  --------------
Net income                                                              197,357         177,129           491,857         498,444

Retained earnings, beginning of period                               25,990,500      24,853,493        25,696,000      24,532,178
                                                                  --------------  --------------    --------------  --------------
Retained earnings, end of period                                    $26,187,857     $25,030,622       $26,187,857     $25,030,622
                                                                  ==============  ==============    ==============  ==============

Net income per common share (Note 2)                                       $.09            $.08              $.23            $.23
                                                                  ==============  ==============    ==============  ==============

Dividends per share                                                        $-              $-                $-              $-
                                                                  ==============  ==============    ==============  ==============

Average common shares outstanding                                     2,135,780       2,135,780         2,135,780       2,135,780
                                                                  ==============  ==============    ==============  ==============


See Notes to Consolidated Financial Statements.




                                                                            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                       Three Months Ended                Six Months Ended
                                                                          January 31,                       January 31,
                                                                 --------------- ----------------  --------------- ----------------
                                                                        2000            1999              2000            1999
                                                                  --------------  --------------    --------------  --------------
                                                                    (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Net Income                                                             $197,357        $177,129          $491,857        $498,444
                                                                  --------------  --------------    --------------  --------------

Other comprehensive income, net of tax (Note 3)


   Unrealized gain (loss) on available-for-sale securities:

      Net of taxes (benefit) of $(53,000) and $17,000 for the

       three months ended January 31, 2000 and 1999,

       respectively, and $(98,000) and $6,000 for the six

       months ended January 31, 2000 and and 1999 respectively.

                                                                       (103,130)         71,880          (189,961)         12,975
                                                                  ==============  ==============    ==============  ==============


   Less reclassification adjustment                                         -            (8,366)              -            (8,366)
                                                                  --------------  --------------    --------------  --------------
Other comprehensive income (loss)                                      (103,130)         63,514          (189,961)          4,609
                                                                  --------------  --------------    --------------  --------------
Comprehensive Income                                                    $94,227        $240,643          $301,896        $503,053
                                                                  ==============  ==============    ==============  ==============


See Notes to Consolidated Financial Statements.
                                                             -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          Six Months Ended
                                                                             January 31,
                                                                  --------------  ---------------
                                                                        2000             1999
                                                                 ---------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $491,857         $498,444

Adjustments to reconcile income to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                     -               (333)
  Realized loss on marketable securities                                    -             (8,366)
  Depreciation and amortization                                         494,882          500,572
  Amortization of deferred expenses                                     105,206          110,910
  Other assets - deferred expenses                                      (49,985)         (35,577)
                      - unbilled receivables                           (159,731)        (198,595)
                      - unbilled receivables - affiliated company        90,968           90,969
                      - receivables                                       6,626          108,546
                      - receivables - affiliated company                    -             87,943
  Deferred income taxes                                                 223,000          242,000

Changes in:
  Receivables                                                           277,171          191,630
  Prepaid expenses                                                      120,114          123,896
  Income taxes refundable                                                28,092          (16,727)
  Accounts payable                                                       13,936           16,672
  Payroll and other accrued liabilities                                  81,332          (89,683)
  Income taxes payable                                                      -            (82,348)
  Other taxes payable                                                     1,628            1,246
                                                                   -------------    -------------
     Cash provided by operating activities                            1,725,096        1,541,199
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (832,337)        (673,953)
  Security deposits                                                      (6,789)           1,129
  Marketable securities:
    Receipts from sales or maturities                                    50,000          150,874
    Payments for purchases                                             (217,062)        (325,609)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,006,188)        (847,559)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase (decrease) - security deposits                                 4,428           (3,862)
  Payments - mortgage and other debt                                   (453,360)        (460,402)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (448,932)        (464,264)
                                                                   -------------    -------------

Increase in cash                                                        269,976          229,376

Cash and cash equivalents at beginning of period                      1,489,843        1,047,979
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,759,819       $1,277,355
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

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,135,780 in each of the three and six month periods ended January 31, 2000 and January 31, 1999. The Company's adoption of Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings Per Share", has had no effect on the computation of previously reported earnings per share.

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

   In February 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), effective for fiscal years beginning after December 15, 1997. The Company's Retirement Plan is 100% funded, with Company contributions made quarterly, and there will be no additional liability recognized by the Company.

   The adoption of SFAS 131 and SFAS 132 did not have an effect on the Company's financial statements, and SFAS 130 is reflected in the January 31, 2000 financial statements.





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



            As of January 31, 2000, the Company's marketable securities were classified as follows:


                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:

            Certificate of deposit                                   $40,805           $-               $-          $40,805
                                                                =============  =============    =============  =============

  Noncurrent:
            Available for sale:
              Equity securities                                   $2,964,653           $-            $80,963     $2,883,690
                                                                =============  =============    =============  =============






  Investment income consists of the following:
                                                                    Three Months Ended              Six Months Ended
                                                                       January 31,                     January 31,
                                                                -------------  -------------    -------------  -------------
                                                                     2000           1999             2000           1999
                                                                -------------  -------------    -------------  -------------
              Interest income                                        $18,771        $17,948          $37,126        $39,074
              Dividend income                                         51,023         49,243           97,063         92,219
              Gain on sale of securities                                 -            8,370              -            8,366
                                                                -------------  -------------    -------------  -------------
                 Total                                               $69,794        $75,561         $134,189       $139,659
                                                                =============  =============    =============  =============











                                                                             -7-

5. Long-Term Debt:


                                                                 January 31, 2000                   July 31, 1999
                                                            --------------------------------  --------------------------
                                        Current
                                        Annual     Final            Due             Due               Due          Due
                                       Interest   Payment          Within          After             Within       After
                                         Rate       Date          One Year        One Year          One Year    One Year
                                        -------  --------    --------------  --------------    --------------  ---------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %    4/01/07         $266,667      $3,000,000          $266,667 $3,133,333
  Jowein building, Brooklyn, N.Y.  (b)      9 %    3/31/00          630,405               -           675,050        -
  Fishkill, New York property      (c)  8 1/4 %    7/01/04           85,715       2,209,074            82,263  2,252,812
  Circleville, Ohio property       (d)      7 %    9/30/02          375,922         687,890           363,029    879,130
  Other                                 8 1/2 %    5/01/01           10,122         169,489             9,702    174,658
                                                              --------------  --------------    -------------- ----------
       Total                                                     $1,368,831      $6,066,453        $1,396,711  $6,439,933
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

(b)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. Effective April 1, 1997, the maturity date of the mortgage which was scheduled to be on March 31, 1998 was extended to March 31, 2000. The interest rate increased from 7 3/8% to 9% commencing April 1, 1997. During the extended period there will be no change in the constant quarterly payments of interest and principal in the amount of $37,263. The Company has commenced negotiations for the extension of this mortgage.

(c)On June 2, 1999, the existing first mortgage loan balance on the Fishkill property was extended for a period of five years. The annual interest rate was reduced from 9% to 8 1/4% and the interest and principal payments are to be made in constant monthly amounts based upon a fifteen (15) year payout period.

(d)The mortgage loan, which is self-amortizing, matures September 30, 2002. The loan is payable at an annual interest rate of 7%. Under the terms of the loan, constant monthly payments, including interest and principal, are currently in the amount of $36,540.

6.   Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:



                                                                    January 31, 2000                  July 31, 1999
                                                            -------------------------------  -------------------------------

                                                                    Due             Due              Due             Due
                                                                  Within           After           Within           After
                                                                 One Year        One Year         One Year        One Year
                                                             -------------   -------------    -------------   -------------

Deferred compensation  *                                          $104,000         $95,333         $104,000        $147,333
Lease security deposits  **                                         43,756         310,220            6,165         343,383
                                                              -------------   -------------    -------------   -------------
    Total                                                         $147,756        $405,553         $110,165        $490,716
                                                              =============   =============    =============   =============


     * In fiscal 1964 the Company entered into a deferred compensation agreement with Max L. Shulman, its then Chairman of the Board. The agreement, as amended, provides for a total of $520,000 to be paid in monthly installments of $8,666.67 for a period of 60 months, payable upon the expiration of his employment, retirement or permanent disability as defined in the agreement, or death. Mr. Shulman retired as an employee on December 31, 1996 and the monthly payments commenced January, 1997.

     **Does not include three irrevocable letters of credit totaling $275,000 at January 31, 2000 and at July 31, 1999, provided by three tenants.


7.   Property and Equipment - at cost:




                                                                    January 31,        July 31,
                                                                       2000             1999
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $37,421,827      $36,775,251
  Improvements  to  leased  property                                 9,158,009        9,143,369
  Land                                                               4,008,835        4,008,835
  Construction in progress                                             843,709          694,042
                                                                  -------------    -------------
                                                                    51,432,380       50,621,497
  Less accumulated depreciation                                     22,505,117       22,035,879
                                                                  -------------    -------------
     Property - net                                                 28,927,263       28,585,618
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               570,483          567,057
  Other fixed assets                                                   209,223          208,775
                                                                  -------------    -------------
                                                                       779,706          775,832
  Less accumulated depreciation                                        583,479          575,415
                                                                  -------------    -------------
    Fixtures and equipment and other - net                             196,227          200,417
                                                                  -------------    -------------

        Property and equipment - net                               $29,123,490      $28,786,035
                                                                  =============    =============

8.  Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,402 for each of the quarters ended January 31, 2000 and January 31, 1999, and $206,805 for each of the six month periods ended January 31, 2000 and January 31, 1999, representing rentals from an affiliated company.

     Amounts due from the affiliated company are as follows:



                                                      January 31,     July 31,
                                                         2000           1999
                                                  ------------------------------

                                                        $454,844       $545,812

9.   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $66,046 and $120,086 as contributions to the Plan for the three and six months ended January 31, 2000, respectively, and $59,147 and $109,647 as contributions to the Plan for the three and six months ended January 31, 1999, respectively.


10.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                         Six Months Ended
                                                            January 31,
                                                  ------------------------------
                                                          2000           1999
                                                      ----------      ----------
Interest paid                                           $321,792       $351,288
Income taxes paid                                        $49,908       $172,033


11.  Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from thirty-eight tenants, of which one tenant accounted for more than 10% of rental income during the six months ended January 31, 2000. That tenant accounted for 15.98% of rental income.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended January 31, 2000 Compared to the Three Months Ended January 31, 1999:

In the three months ended January 31, 2000, the Company reported net income of $197,357, or $.09 per share. In the comparable three months ended January 31, 1999, the Company reported net income of $177,129, or $.08 per share

Revenues in the current three months increased to $2,727,171 from $2,624,516 in the comparable 1999 three months.

Real estate operating expenses in the current three months increased to $1,438,043 from $1,405,044 in the comparable 1999 three months primarily due to an increase in real estate taxes, fuel costs and water and sewer costs, partially offset by a decrease in maintenance costs.

Administrative and general expenses in the current three months increased to $620,188 from $541,826 in the comparable 1999 three months primarily due to an increase in payroll and legal and professional costs.

Depreciation and amortization expense in the current three months decreased to $248,641 from $254,369 in the comparable 1999 three months.

Interest expense in the current three months exceeded investment income by $88,942 and by $100,148 in the comparable 1999 three months. The decrease was due to scheduled repayments of debt.


Six Months Ended January 31, 2000 Compared to the Six Months Ended January 31, 1999:

In the six months ended January 31, 2000, the Company reported net income of $491,857, or $.23 per share. In the comparable six months ended January 31, 1999, the Company reported net income of $498,444, or $.23 per share

Revenues in the current six months increased to $5,432,076 from $5,304,421 in the comparable 1999 six months.

Real estate operating expenses in the current six months increased to $2,796,885 from $2,720,181 in the comparable 1999 six months primarily due to an increase in real estate taxes, fuel costs, electric costs, water and sewer costs and licenses and permit costs, partially offset by an decrease in payroll and maintenance costs.

Administrative and general expenses in the current six months increased to $1,162,501 from $1,061,325 in the comparable 1999 six months primarily due to an increase in payroll costs.

Depreciation and amortization expense in the current six months decreased to $494,882 from $500,572 in the comparable 1999 six months.

Interest expense in the current six months exceeded investment income by $184,951 and by $208,899 in the comparable 1999 six months. The decrease was due to scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,759,819 at January 31, 2000.


Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of approximately $204,499 for the six months ended January 31, 2000 for renovations at its Jamaica, New York building.

The Company had expenditures of $342,793 for renovations at its Brooklyn, New York building for the six months ended January 31, 2000. The Company is building a new lobby at this location to enable the Company to attract additional tenants to the property. The cost of the new lobby is estimated to be approximately $680,000. Work on the lobby commenced in April 1999 and is expected to be completed by April 2000. As of January 31, 2000, the Company has expended a total of $519,078 for the lobby.

The Company had expenditures of $225,421 for the six months ended January 31, 2000 for the installation of heating, ventilating and air conditioning units at its Fishkill, New York building, which work was completed in November 1999.

Year 2000 Compliance:

No material expenditures were required to resolve the Company's year 2000 issues. The Company did not experience any operational problems with the computerized systems nor did the Company experience any problems with any of its tenants, financial institutions, contractors, utility companies or other service providers, relating to year 2000 issues.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the six months ended January 31, 2000.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     March 7, 2000                           Lloyd J. Shulman
                                               ----------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     March 7, 2000                            Alex Slobodin
                                               ----------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)