Form 10-Q
period 2000-04-30
MAYS J W INC
filed 2000-06-12
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2000

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

        Class                                Outstanding at June 7, 2000
Common Stock,  $1 par value                       2,088,280 shares

                                             This report contains 15 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 11

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             12 - 13


Part II  -  Other Information                                 14


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                      April 30,        July 31,
                             ASSETS                                     2000             1999
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 5 and 7)                        $29,415,323      $28,786,035
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,744,343        1,489,843
  Marketable securities  (Note 4)                                        41,222           39,993
  Receivables (Note 8)                                                   70,062          415,243
  Income taxes refundable                                                   -             38,727
  Deferred income taxes                                                 117,000           79,000
  Security deposits                                                         -              6,165
  Prepaid expenses                                                      572,325          960,614
                                                                   -------------    -------------
       Total current assets                                           2,544,952        3,029,585
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,610,492        2,562,715
  Less accumulated amortization                                       1,451,797        1,341,887
                                                                   -------------    -------------
       Net                                                            1,158,695        1,220,828
  Security deposits                                                     648,861          633,424
  Unbilled receivables (Note 8)                                       4,665,042        4,423,417
  Unbilled receivables - affiliated company (Note 8)                    409,359          545,812
  Receivables                                                             2,488           12,534
  Marketable securities  (Note 4)                                     2,968,818        3,005,401
                                                                   -------------    -------------
       Total other assets                                             9,853,263        9,841,416
                                                                   -------------    -------------


        TOTAL ASSETS                                                $41,813,538      $41,657,036
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 5)                                         $6,382,882       $6,439,933
  Other (Note 6)                                                        424,625          490,716
                                                                   -------------    -------------
       Total long-term debt                                           6,807,507        6,930,649
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,025,000        1,740,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       15,288           29,728
  Payroll and other accrued liabilities                                 584,995          380,140
  Income taxes payable                                                    2,115              -
  Other taxes payable                                                     5,503            2,205
  Current portion of long-term debt - mortgages payable (Note 5)        847,897        1,396,711
  Current portion of long-term debt - other (Note 6)                    104,000          110,165
                                                                   -------------    -------------
       Total current liabilities                                      1,559,798        1,918,949
                                                                   -------------    -------------

       Total liabilities                                             10,392,305       10,589,598
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain (loss) on available for sale securities               (38,235)         136,998
  Retained earnings                                                  26,481,528       25,696,000
                                                                   -------------    -------------
                                                                     31,967,835       31,357,540
  Less common stock held in treasury, at cost - 90,017
    shares at April 30, 2000 and  42,517 shares at July 31, 1999        546,602          290,102
                                                                   -------------    -------------
       Total shareholders' equity                                    31,421,233       31,067,438
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $41,813,538      $41,657,036
                                                                   =============    =============

See Notes to Consolidated Financial Statements.


                                                       -3-




                           J.  W. MAYS, INC.

       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                        Three Months Ended                Nine Months Ended
                                                                            April 30,                         April 30,
                                                                  --------------- ----------------  --------------- ---------------
                                                                       2000            1999              2000            1999
                                                                  --------------  --------------    --------------  --------------
                                                                   (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Revenues
  Rental income (Note 8)                                              $2,612,214      $2,563,578        $7,837,485      $7,661,194

  Rental income - affiliated company                                     103,402         103,402           310,207         310,207
                                                                   --------------  --------------    --------------  --------------
      Total revenues                                                   2,715,616       2,666,980         8,147,692       7,971,401
                                                                   --------------  --------------    --------------  --------------


Expenses
  Real estate operating expenses                                       1,387,532       1,336,721         4,184,417       4,056,902
  Administrative and general expenses                                    541,803         487,629         1,704,304       1,548,954
  Depreciation and amortization                                          251,941         252,569           746,823         753,141
                                                                   --------------  --------------    --------------  --------------
       Total expenses                                                  2,181,276       2,076,919         6,635,544       6,358,997
                                                                   --------------  --------------    --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                      534,340         590,061         1,512,148       1,612,404
                                                                   --------------  --------------    --------------  --------------
Investment income and interest expense:
  Investment income                                                       65,187          65,396           199,376         205,055
  Interest expense (Notes 5 and 10)                                     (150,856)       (169,405)         (469,996)       (517,963)
                                                                   --------------  --------------    --------------  --------------
                                                                         (85,669)       (104,009)         (270,620)       (312,908)
                                                                   --------------  --------------    --------------  --------------

Income before income taxes                                               448,671         486,052         1,241,528       1,299,496
Income taxes provided                                                    155,000         160,000           456,000         475,000
                                                                   --------------  --------------    --------------  --------------
Net income                                                               293,671         326,052           785,528         824,496

Retained earnings, beginning of period                                26,187,857      25,030,622        25,696,000      24,532,178
                                                                   --------------  --------------    --------------  --------------
Retained earnings, end of period                                     $26,481,528     $25,356,674       $26,481,528     $25,356,674
                                                                   ==============  ==============    ==============  ==============

Net income per common share (Note 2)                                        $.14            $.16              $.37            $.39
                                                                   ==============  ==============    ==============  ==============

Dividends per share                                                         $-              $-                $-              $-
                                                                   ==============  ==============    ==============  ==============

Average common shares outstanding                                      2,115,724       2,135,780         2,129,192       2,135,780
                                                                   ==============  ==============    ==============  ==============


See Notes to Consolidated Financial Statements.




                                                                             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                         Three Months Ended                Nine Months Ended
                                                                              April 30,                         April 30,
                                                                  --------------- ----------------  --------------- ---------------
                                                                       2000            1999              2000            1999
                                                                  --------------  --------------    --------------  --------------
                                                                   (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Net Income                                                              $293,671        $326,052          $785,528        $824,496
                                                                   --------------  --------------    --------------  --------------

Other comprehensive income, net of tax (Note 3)


   Unrealized gain (loss) on available-for-sale securities:

       Net of taxes (benefit) of $8,000 and $0 for the three months ended April 30, 2000 and 1999, respectively, and $(90,000)

       and $6,000 for the nine months ended April 30, 2000 and

       and 1999, respectively.                                            14,728         (40,131)         (175,233)        (27,156)



   Less reclassification adjustment                                          -             6,160               -            (2,206)
                                                                   --------------  --------------    --------------  --------------
Other comprehensive income (loss)                                         14,728         (33,971)         (175,233)        (29,362)
                                                                   --------------  --------------    --------------  --------------
Comprehensive Income                                                    $308,399        $292,081          $610,295        $795,134
                                                                   ==============  ==============    ==============  ==============


See Notes to Consolidated Financial Statements.
                                                                 -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Nine Months Ended
                                                                            April 30,
                                                                  --------------  ---------------
                                                                       2000             1999
                                                                 ---------------  ---------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $785,528         $824,496

Adjustments to reconcile income to
 net cash provided by operating activities:
  Amortization of premium on marketable debt securities                     -               (494)
  Realized loss on marketable securities                                    -             (2,206)
  Depreciation and amortization                                         746,823          753,141
  Amortization of deferred expenses                                     156,697          165,779
  Other assets - deferred expenses                                      (94,564)         (58,962)
                      - unbilled receivables                           (241,625)        (301,629)
                      - unbilled receivables - affiliated company       136,453          136,453
                      - receivables                                      10,046          164,568
                      - receivables - affiliated company                    -             87,943
  Deferred income taxes                                                 337,000          373,000

Changes in:
  Receivables                                                           345,181          208,859
  Prepaid expenses                                                      388,289          388,880
  Income taxes refundable                                                38,727          (34,977)
  Accounts payable                                                      (14,440)          (3,028)
  Payroll and other accrued liabilities                                 204,855           (5,199)
  Income taxes payable                                                    2,115          (82,348)
  Other taxes payable                                                     3,298            2,245
                                                                   -------------    -------------
     Cash provided by operating activities                            2,804,383        2,616,521
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (1,376,111)        (919,817)
  Security deposits                                                      (9,272)          (2,325)
  Marketable securities:
    Receipts from sales or maturities                                    50,000          394,714
    Payments for purchases                                             (279,879)        (450,987)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,615,262)        (978,415)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Purchase of treasury stock                                           (256,500)             -
  Increase (decrease) - security deposits                                 5,745           (1,922)
  Payments - mortgages and other debt                                  (683,866)        (694,652)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (934,621)        (696,574)
                                                                   -------------    -------------

Increase in cash                                                        254,500          941,532

Cash and cash equivalents at beginning of period                      1,489,843        1,047,979
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,744,343       $1,989,511
                                                                   =============    =============

See Notes to Consolidated Financial Statements.
                                                       -5-

                                J. W. MAYS,  INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Records:

   The accounting records are maintained in accordance with generally accepted accounting principles (GAAP). The preparation of the Company's financial statements in accordance with GAAP requires management to make estimates that affect the reported consolidated balance sheets, consolidated statements of income and retained earnings and consolidated statements of comprehensive income and related disclosures. Actual results could differ from those estimates.

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

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,115,724 in the three month period ended April 30, 2000, 2,129,192 in the nine month period ended April 30, 2000 and 2,135,780 in each of the three and nine month periods ended April 30, 1999. The Company's adoption of Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings Per Share", has had no effect on the computation of previously reported earnings per share.

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

   The adoption of SFAS 131 and SFAS 132 did not have an effect on the Company's financial statements, and SFAS 130 is reflected in the April 30, 2000 financial statements.





         4. Marketable Securities:

            The Company categorizes marketable securities as either trading, available-for-sale or held to maturity.
            Trading securities are carried at fair value with unrealized gains and losses included in income.  Available-
            for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity.  Held to maturity securities are carried at amortized cost.  Dividends and interest income are accrued as earned.



            As of April 30, 2000, the Company's marketable securities were classified as follows:


                                                                                   Gross            Gross
                                                                                Unrealized       Unrealized        Fair
                                                                    Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:

            Certificate of deposit                                   $41,222           $-               $-          $41,222
                                                                =============  =============    =============  =============

  Noncurrent:
            Available-for-sale:
              Equity securities                                   $3,027,053           $-            $58,235     $2,968,818
                                                                =============  =============    =============  =============






  Investment income consists of the following:
                                                                     Three Months Ended              Nine Months Ended
                                                                          April 30,                       April 30,
                                                                -------------  -------------    -------------  -------------
                                                                   2000           1999             2000           1999
                                                                 ___________    ___________      ___________    ___________
              Interest income                                        $16,737        $20,582          $53,863        $59,656
              Dividend income                                         48,450         50,974          145,513        143,193
              Gain (loss) on sale of securities                          -           (6,160)             -            2,206
                                                                -------------  -------------    -------------  -------------
                 Total                                               $65,187        $65,396         $199,376       $205,055
                                                                =============  =============    =============  =============


                                                                             -7-

5. Long-Term Debt:


                                                                     April 30, 2000                    July 31, 1999
                                                            --------------------------------  --------------------------
                                         Current
                                         Annual    Final            Due             Due               Due         Due
                                        Interest  Payment          Within          After             Within      After
                                          Rate      Date          One Year        One Year          One Year    One Year
                                        -------  --------    --------------  --------------    --------------   --------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %    4/01/07         $266,667      $2,933,333         $266,667   3,133,333
  Jowein building, Brooklyn, N.Y.  (b)      9 %    3/31/05          100,858         506,468          675,050          -
  Fishkill, New York property      (c)  8 1/4 %    7/01/04           87,495       2,186,521           82,263   2,252,812
  Circleville, Ohio property       (d)      7 %    9/30/02          382,539         589,738          363,029     879,130
  Other                                 8 1/2 %    5/01/01           10,338         166,822            9,702     174,658
                                                              --------------  --------------   -------------- -----------
       Total                                                       $847,897      $6,382,882       $1,396,711   6,439,933
                                                              ==============  ==============   ============== ===========

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

(b)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. Effective April 1, 2000, the maturity date of the mortgage which was scheduled to be on March 31, 2000 was extended to March 31, 2005. The interest rate remained at 9%. During the extended period the constant quarterly payments of interest and principal increased from $37,263 to $38,044. The mortgage loan is self-amortizing.

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

6.   Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:



                                                                    April 30, 2000                    July 31, 1999
                                                            -------------------------------  -------------------------------

                                                                   Due             Due              Due             Due
                                                                 Within           After           Within           After
                                                                One Year        One Year         One Year        One Year
                                                             -------------   -------------    -------------   -------------

Deferred compensation    *                                        $104,000         $69,333         $104,000        $147,333
Lease security deposits  **                                            -           355,292            6,165         343,383
                                                              -------------   -------------    -------------   -------------
    Total                                                         $104,000        $424,625         $110,165        $490,716
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

     **Does not include three irrevocable letters of credit totaling $275,000 at April 30, 2000 and at July 31, 1999, provided by three tenants.


7.   Property and Equipment - at cost:




                                                                     April 30,         July 31,
                                                                       2000             1999
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $37,882,480      $36,775,251
  Improvements  to  leased  property                                 9,158,009        9,143,369
  Land                                                               4,008,835        4,008,835
  Construction in progress                                             902,040          694,042
                                                                  -------------    -------------
                                                                    51,951,364       50,621,497
  Less accumulated depreciation                                     22,744,236       22,035,879
                                                                  -------------    -------------
     Property - net                                                 29,207,128       28,585,618
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               595,273          567,057
  Other fixed assets                                                   209,223          208,775
                                                                  -------------    -------------
                                                                       804,496          775,832
  Less accumulated depreciation                                        596,301          575,415
                                                                  -------------    -------------
    Fixtures and equipment and other - net                             208,195          200,417
                                                                  -------------    -------------

        Property and equipment - net                               $29,415,323      $28,786,035
                                                                  =============    =============

8.  Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,402 for each of the quarters ended April 30, 2000 and April 30, 1999, and $310,207 for each of the nine month periods ended April 30, 2000 and April 30, 1999, representing rentals from an affiliated company.

     Amounts due from the affiliated company are as follows:



                                                       April 30,      July 31,
                                                         2000           1999
                                                  ------------------------------

                                                        $409,359       $545,812
                                                    =============  =============

9.   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $58,476 and $178,562 as contributions to the Plan for the three and nine months ended April 30, 2000, respectively, and $51,625 and $161,272 as contributions to the Plan for the three and nine months ended April 30, 1999, respectively.


10.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.



Supplemental disclosure:
                                                         Nine Months Ended
                                                             April 30,
                                                  ------------------------------
                                                         2000           1999
                                                      __________     __________
Interest paid                                           $474,769       $522,579
Income taxes paid                                        $78,158       $219,033


11.  Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from thirty-eight tenants, of which one tenant accounted for more than 10% of rental income during the nine months ended April 30, 2000. That tenant accounted for 15.89% of rental income.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended April 30, 2000 Compared to the Three Months Ended April 30, 1999:

In the three months ended April 30, 2000, the Company reported net income of $293,671, or $.14 per share. In the comparable three months ended April 30, 1999, the Company reported net income of $326,052, or $.16 per share

Revenues in the current three months increased to $2,715,616 from $2,666,980 in the comparable 1999 three months.

Real estate operating expenses in the current three months increased to $1,387,532 from $1,336,721 in the comparable 1999 three months primarily due to an increase in real estate taxes, fuel, electric and water and sewer costs, partially offset by a decrease in maintenance costs.

Administrative and general expenses in the current three months increased to $541,803 from $487,629 in the comparable 1999 three months primarily due to an increase in payroll, pension, medical and insurance costs.

Depreciation and amortization expense in the current three months decreased to $251,941 from $252,569 in the comparable 1999 three months.

Interest expense in the current three months exceeded investment income by $85,669 and by $104,009 in the comparable 1999 three months. The decrease was due to scheduled repayments of debt.


Nine months Ended April 30, 2000 Compared to the Nine months Ended April 30,
1999:

In the nine months ended April 30, 2000, the Company reported net income of $785,528, or $.37 per share. In the comparable nine months ended April 30, 1999, the Company reported net income of $824,496, or $.39 per share

Revenues in the current nine months increased to $8,147,692 from $7,971,401 in the comparable 1999 nine months.

Real estate operating expenses in the current nine months increased to $4,184,417 from $4,056,902 in the comparable 1999 nine months primarily due to an increase in real estate taxes, fuel, electric, water and sewer, and licenses and permit costs, partially offset by an decrease in maintenance costs.

Administrative and general expenses in the current nine months increased to $1,704,304 from $1,548,954 in the comparable 1999 nine months primarily due to an increase in payroll, pension, medical and insurance costs.

Depreciation and amortization expense in the current nine months decreased to $746,823 from $753,141 in the comparable 1999 nine months.

Interest expense in the current nine months exceeded investment income by $270,620 and by $312,908 in the comparable 1999 nine months. The decrease was due to scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,744,343 at April 30, 2000.

Cash Flows From Operating Activities:

Deferred Expenses: The Company accrued at April 30, 2000, a brokerage commission in the amount of $20,991 relating to a tenant which exercised its option at the Fishkill, New York property.

Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of approximately $552,755 for the nine months ended April 30, 2000 for renovations at its Jamaica, New York building.

The Company had expenditures of $462,445 for renovations at its Brooklyn, New York building for the nine months ended April 30, 2000. The Company is building a new lobby at this location to enable the Company to attract additional tenants to the property. The cost of the new lobby is estimated to be approximately $680,000. Work on the lobby commenced in April 1999 and is expected to be completed by June 2000. As of April 30, 2000, the Company has expended a total of $616,142 for the lobby.

The Company had expenditures of $225,421 for the nine months ended April 30, 2000 for the installation of heating, ventilating and air conditioning equipment at its Fishkill, New York building, which work was completed in November 1999.

Cash Flows From Financing Activities:

The Company purchased 47,500 shares of its outstanding common stock in a private transaction for a total purchase price of $256,500 in the three months ended April 30, 2000.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended April 30, 2000.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     June 7, 2000                               Lloyd J. Shulman
                                               ---------------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     June 7, 2000                                Alex Slobodin
                                               ----------------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)