Form 10-K
period 2000-07-31
MAYS J W INC
filed 2000-10-20
CIK 54187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


 /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED: JULY 31, 2000

                                       OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM              TO
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
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /x/ NO DELINQUENT FILERS.

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $6,045,800 AS OF SEPTEMBER 22, 2000 BASED ON THE AVERAGE OF THE BID AND ASKED PRICE OF THE STOCK REPORTED FOR SUCH DATE. FOR THE PURPOSE OF THE FOREGOING CALCULATION, THE SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

     The number of shares outstanding of the registrant's common stock as of September 22, 2000 was 2,088,280.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                     PART OF FORM 10-K
                                                   IN WHICH THE DOCUMENT
                 DOCUMENT                             IS INCORPORATED
                 --------                          ---------------------
Annual Report to Shareholders for Fiscal
  Year Ended July 31, 2000                            Parts I and II

Definitive Proxy Statement for the 2000
  Annual Meeting of Shareholders                      Part III


================================================================================

                                J. W. MAYS, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2000

                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
     Item  1. Business ..................................................    3

     Item  2. Properties ................................................    3

     Item  3. Legal Proceedings .........................................    7

     Item  4. Submission of Matters to a Vote of
                Security Holders ........................................    7

     Executive Officers of the Registrant ...............................    8


PART II

     Item  5. Market for Registrant's Common Stock
                and Related Shareholder Matters .........................    8

     Item  6. Selected Financial Data ...................................    8

     Item  7. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations ..............................................    8

     Item  8. Financial Statements and Supplementary Data ...............    8

     Item  9. Changes in and Disagreements with
                Accountants on Accounting and Financial
                Disclosure ..............................................    9


PART III

     Item 10.  Directors and Executive Officers of the
                 Registrant .............................................    9

     Item 11.  Executive Compensation ...................................    9

     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management ..................................    9

     Item 13.  Certain Relationships and Related Transactions ...........    9


PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K ....................................    9

                                     PART I

ITEM 1. BUSINESS.

     J. W. Mays, Inc. (the "Company" or "Registrant ") with executive offices at 9 Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 "Properties". The Company's business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

     The Company discontinued its department store business which operated under the name of "MAYS," in the year ended July 31, 1989, and has continued the leasing of real estate. The Company has no foreign operations.

     The Company employs approximately 29 employees and has a contract with a union covering rates of pay, hours of employment and other conditions of employment for approximately 21% of its employees. The Company considers that its labor relations with its employees and union are good.

ITEM 2. PROPERTIES.

     The table below sets forth certain information as to each of the properties currently operated by the Company:

                                                                   APPROXIMATE
                           LOCATION                                SQUARE FEET
                           --------                                -----------

   1. Brooklyn, New York
        Fulton Street at Bond Street ............................    380,000

   2. Brooklyn, New York
        Jowein building
        Fulton Street and Elm Place .............................    430,000

   3. Jamaica, New York
        Jamaica Avenue at 169th Street ..........................    297,000

   4. Fishkill, New York
        Route 9 at Interstate Highway 84 ........................    211,000
                                                                   (located on
                                                                   14.9 acres)

   5. Levittown, New York
        Hempstead Turnpike ......................................     85,800

   6. Massapequa, New York
        Sunrise Highway .........................................    133,400

   7. Circleville, Ohio
        Tarlton Road ............................................    193,350
                                                                   (located on
                                                                   11.6 acres)

   8. Brooklyn, New York
        Truck bays, passage facilities
          and tunnel--Schermehorn Street ........................     17,000
        Building--Livingston Street .............................     10,500


     Properties leased are under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 6 to the Consolidated Financial Statements contained in the 2000 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Jowein building, Jamaica building, Fishkill property, Ohio property and a small portion of the Company's former Brooklyn store.

1.   Brooklyn, New York--Fulton Street at Bond Street

     15% of the premises is leased by the Company under eight separate leases. Expiration dates are as follows: 1/31/2001 (2 leases); 4/30/2011 (4 leases); 6/30/2011 (1 lease); and 12/8/2013 (1 lease). One lease which expires 1/31/2001 has a 10 year option and the lease which expires 12/8/2013 has two thirty year options through 12/8/2073. A new lobby entrance in the 9-17 Bond Street building was completed in fiscal 2000. There are no present plans for additional improvement of this property.

     The property is currently leased to eight tenants of which six are retail tenants and two occupy office space. One tenant occupies in excess of 10% of the rentable square footage (26.11%). This tenant subleases to a flea market, department store, shoe store and various other retail shops. The lease expires April 30, 2011 with no renewal options.


           OCCUPANCY                                 LEASE EXPIRATION
------------------------                ---------------------------------------
 YEAR                                     YEAR          NUMBER OF        AREA
 ENDED             RATE                   ENDED          LEASES         SQ. FT.
 -----             ----                   -----          ------         -------
7/31/96           28.77%                7/31/2001           1            1,558
7/31/97           28.77%                7/31/2003           1               63
7/31/98           28.77%                7/31/2004           1            1,140
7/31/99           31.57%                7/31/2005           1            2,140
7/31/00           31.57%                7/31/2006           1            2,160
                                        7/31/2009           1            3,080
                                        7/31/2011           2          109,819
                                                            -          -------
                                                            8          119,960
                                                            -          -------


     The federal tax basis is $9,495,469 with accumulated depreciation of $4,922,966 for a net carrying value of $4,572,503 as of July 31, 2000. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $696,298 and the rate used is averaged at $9.989 per $100 of assessed valuation.

2.   Brooklyn, New York--Jowein building, Fulton St. & Elm Place

     Approximately 50% of the premises is owned and 50% is leased. The lease is with one landlord and expires April 30, 2010. There are no renewal options. There are no present plans for additional improvement of this property. Approximately 280,000 square feet of the property is currently leased to twelve tenants of which six are retail stores, three are fast food restaurants and three leases are for office space. One tenant is a New York City agency which occupies in excess of 10% of the rentable square footage (31.19%). The lease expires April 29, 2010 with no renewal options. Approximately 110,000 square feet of the building is available for lease.

           OCCUPANCY                             LEASE EXPIRATION
---------------------------            ----------------------------------------
 YEAR                                    YEAR          NUMBER OF          AREA
 ENDED                RATE               ENDED          LEASES           SQ. FT.
 -----                ----               -----          ------           -------

7/31/96              63.67%            7/31/2001           1              8,000
7/31/97              65.19%            7/31/2004           1             23,603
7/31/98              65.19%            7/31/2007           1              5,500
7/31/99              65.19%            7/31/2010           9            243,307
7/31/00              65.21%                               --            -------
                                                          12            280,410
                                                          --            -------


     The federal tax basis is $10,184,811 with accumulated depreciation of $5,635,695 for a net carrying value of $4,549,116 as of July 31, 2000. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $857,333 and the rate used is averaged at $9.989 per $100 of assessed valuation.

3.   Jamaica, New York--Jamaica Avenue at 169th Street

     The building is owned and the fee is leased from an affiliated company. The lease expires July 31, 2027. Approximately 11,200 square feet was renovated by August 31, 2000 for office space for an existing tenant on the second floor. Occupancy commenced September 1, 2000. There are present plans for the improvement of 42,250 square feet on the third floor for office space for a prospective tenant. The property is currently leased to nine tenants: five are retail tenants and four leases are for office space. Two tenants occupy in excess of 10% of the rentable square footage. One of the tenants is a department store that occupies 27.50% of the rentable space with a lease that expires August 31, 2005 and has one five year renewal option. The other tenant is a major retail toy store which occupies 15.95% of the rentable space. The lease expires January 31, 2006 with six renewal options of five years each, and 2,700 square feet to another tenant for retail space. Approximately 25,000 square feet of the building are available for lease.

        OCCUPANCY                                   LEASE EXPIRATION
-------------------------                ---------------------------------------
 YEAR                                      YEAR          NUMBER OF        AREA
 ENDED              RATE                   ENDED          LEASES         SQ. FT.
 -----              ----                   -----          ------         -------

7/31/96            44.72%                7/31/2002          1              2,680
7/31/97            59.59%                7/31/2006          2            128,342
7/31/98            62.34%                7/31/2007          4             46,107
7/31/99            62.34%                7/31/2008          2              8,021
7/31/00            62.34%                                   -            -------
                                                            9            185,150
                                                            -            -------


     The federal tax basis is $12,864,270 with accumulated depreciation of $5,775,200 for a net carrying value of $7,089,070 as of July 31, 2000. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $267,651 and the rate used is averaged at $9.989 per $100 of assessed valuation.

4.   Fishkill, New York--Route 9 at Interstate Highway 84

     The Company owns the entire premises. The completion of the replacement of heating, ventilating and air conditioning units is the only present plan for the additional improvement of this property. Approximately 26,000 square feet are leased to one tenant for office space and 186,000 square feet of the building are available for lease.

           OCCUPANCY                              LEASE EXPIRATION
 --------------------------           ------------------------------------------
 YEAR                                   YEAR          NUMBER OF          AREA
 ENDED                RATE              ENDED          LEASES           SQ. FT.
 -----                ----              -----          ------           -------
7/31/96              55.03%           7/31/2006           1              25,915
7/31/97              12.28%
7/31/98              12.28%
7/31/99              12.28%
7/31/00              12.28%

     The federal tax basis is $9,280,746 with accumulated depreciation of $5,581,170 for a net carrying value of $3,699,576 as of July 31, 2000. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $136,277 and the rate used is averaged at $3.68 per $100 of assessed valuation.

5.   Levittown, New York--Hempstead Turnpike

     The Company owns the entire premises. There are no present plans for additional improvement of this property. The property is currently leased to one tenant that operates the premises as a game room and fast food restaurant. The lease expires September 30, 2004 with one five year renewal option.


         OCCUPANCY                                  LEASE EXPIRATION
------------------------                ----------------------------------------
 YEAR                                     YEAR          NUMBER OF        AREA
 ENDED              RATE                  ENDED          LEASES         SQ. FT.
 -----              ----                  -----          ------         -------
7/31/96             100%                7/31/2005       Building          15,243
7/31/97             100%                                Land              70,557
7/31/98             100%                                                  ------
7/31/99             100%                                   1              85,800
7/31/00             100%                                                  ------


     The federal tax basis is $273,550 with accumulated depreciation of $266,867 for a net carrying value of $6,683 as of July 31, 2000. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $106,304 and the rate used is averaged at $101.62 per $100 of assessed valuation.

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


         OCCUPANCY                                 LEASE EXPIRATION
------------------------               -----------------------------------------
 YEAR                                    YEAR          NUMBER OF          AREA
 ENDED              RATE                 ENDED          LEASES           SQ. FT.
------              ----                 -----          ------           -------

7/31/96            100%                7/31/2009           2             133,400
7/31/97            100%
7/31/98            100%
7/31/99            100%
7/31/00            100%

     The real estate taxes for this property are $288,355 and the rate used is averaged at $90.89 per $100 of assessed valuation.

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

           OCCUPANCY                               LEASE EXPIRATION
--------------------------             -----------------------------------------
 YEAR                                    YEAR          NUMBER OF          AREA
 ENDED               RATE                ENDED          LEASES           SQ. FT.
 -----               ----                -----          ------           -------
7/31/96              100%              7/31/2003           1             193,350
7/31/97              100%
7/31/98              100%
7/31/99              100%
7/31/00              100%

     The federal tax basis is $4,388,456 with accumulated depreciation of $1,062,285 for a net carrying value of $3,326,171 as of July 31, 2000. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $308,504 and the rate used is averaged at $49.30 per $1,000 of assessed valuation.

8.   Brooklyn, New York--Livingston Street

     The City of New York through its Economic Development Administration constructed a municipal garage at Livingston Street opposite the Company's Brooklyn properties. The Company has a long-term lease with the City of New York expiring in 2013 with renewal options, the last of which expires 2073, under which:

               (1) Such garage, available to the public, provides truck bays and passage facilities through a tunnel, both for the exclusive use of the Company, to the structure referred to in (2) below. The truck bays, passage facilities and tunnel, totaling approximately 17,000 square feet, are included in the lease from the City of New York referred to in the preceding paragraph, and are in full use.

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

      See Note 11 to the Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenant, the rental income from which equals 10% or more of the Company's rental income.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each Executive Officer of the Registrant (each of whom is elected annually) whose present term of office will expire upon the election and qualification of his successor:



                                                                             FIRST BECAME
                                            BUSINESS EXPERIENCE DURING       SUCH OFFICER
            NAME                      AGE     THE PAST FIVE YEARS             OR DIRECTOR
            ----                      ---     -------------------             -----------
                                                                            <C.
Lloyd J. Shulman ..................   58    President                       November, 1978
                                            Co-Chairman of the Board
                                             and President                  June, 1995
                                            Chairman of the Board and
                                             President                      November, 1996
                                            Director                        November, 1977

Alex Slobodin .....................   85    Executive Vice President        November, 1965
                                            Treasurer                       September, 1955
                                            Director                        November, 1963

Mark Greenblatt ...................   46    Vice President                  August, 2000
                                            Assistant Treasurer             November 1987

Ward N. Lyke, Jr. .................   49    Vice President                  February, 1984

George Silva ......................   50    Vice President                  March, 1995


     All of the above mentioned officers have been appointed as such by the directors and, except for Mr. Greenblatt, have been employed as Executive Officers of the Company during the past five years.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The information appearing under the heading "Common Stock and Dividend Information" on page 19 of the Registrant's 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.

     The information appearing under the heading "Summary of Selected Financial Data" on page 2 of the Registrant's 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 and 18 of the Registrant's 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Financial Statements, together with the report of D'Arcangelo & Co., LLP, Independent Auditors, dated October 12, 2000, appearing on pages 4 through 15 of the Registrant's 2000 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, 7 and 8 hereof, the 2000 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Response to that part of this item relating to Disagreements with Accountants and Financial Disclosures--None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and such information is incorporated herein by reference.

     The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the heading "Executive Compensation" in the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item appears under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Information Concerning Nominees for Election as Directors" in the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item appears under the headings "Executive Compensation" and "Certain Relationships and Related Transactions" in the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and such information is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          1. The Consolidated Financial Statements and report of D'Arcangelo & Co., LLP, Independent Auditors, dated October 12, 2000, set forth on pages 4 through 15 of the Registrant's 2000 Annual Report to Shareholders.

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

               (iii) Amendment to By-laws, effective November 1, 1999.

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

          (99) Additional exhibits--none.

(b) Reports on Form 8-K -- No reports on Form 8-K were required to be filed by the Registrant during the three months ended July 31, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                      J. W. MAYS, INC.
                                               ---------------------------------
                                                         REGISTRANT)


            October 18, 2000              By:         LLOYD J. SHULMAN
                                               ---------------------------------
                                                      Lloyd J. Shulman
                                                    Chairman of the Board
                                                 Principal Executive Officer
                                                          President
                                                 Principal Operating Officer


            October 18, 2000              By:           ALEX SLOBODIN
                                               ---------------------------------
                                                        Alex Slobodin
                                                  Executive Vice President
                                                        and Treasurer
                                                 Principal Financial Officer


            October 18, 2000              By:          MARK GREENBLATT
                                               ---------------------------------
                                                       Mark Greenblatt
                                                       Vice President
                                                   and Assistant Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.



        SIGNATURE                               TITLE                                 DATE
        ---------                               -----                                 ----

     LLOYD J. SHULMAN            Chairman of the Board,                          October 18, 2000
----------------------------      Chief Executive Officer,
     Lloyd J. Shulman             President, Chief Operating Officer
                                  and Director



       ALEX SLOBODIN             Executive Vice President,                       October 18, 2000
----------------------------      Treasurer and Director
       Alex Slobodin



      LANCE D. MYERS             Director                                        October 18, 2000
----------------------------
      Lance D. Myers



       DEAN L. RYDER             Director                                        October 18, 2000
----------------------------
       Dean L. Ryder



       JACK SCHWARTZ             Director                                        October 18, 2000
----------------------------
       Jack Schwartz



     SYLVIA W. SHULMAN           Director                                        October 18, 2000
----------------------------
     Sylvia W. Shulman



      LEWIS D. SIEGEL            Director                                        October 18, 2000
----------------------------
      Lewis D. Siegel


            INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES

     Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 2000, which are incorporated herein by reference:

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





         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
J. W. Mays, Inc. and Subsidiaries

     We have audited the consolidated financial statements of J. W. Mays, Inc. and subsidiaries as of July 31, 2000 and 1999, and for the three years ended July 31, 2000 and have issued our report thereon dated October 12, 2000; such consolidated financial statements and report are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J. W. Mays, Inc. and subsidiaries listed in
Item 14(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


D'ARCANGELO & CO., LLP
Purchase, N.Y.
October 12, 2000


                                                                     SCHEDULE II

                                J. W. MAYS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                           YEAR ENDED JULY 31,
                                                             -----------------------------------------------
                                                               2000               1999                1998
                                                             --------           --------            --------
Allowance for net unrealized gains (losses) on
 marketable securities:

  Balance, beginning of period .........................     $206,998           $423,879            $152,151
  Additions (Reductions) ...............................     (111,881)          (216,881)            271,728
                                                             --------           --------            --------
  Balance, end of period ...............................     $ 95,117           $206,998            $423,879
                                                             ========           ========            ========

Deferred income tax asset
 valuation allowance:

  Balance, beginning of period .........................     $  9,171           $ 24,991            $ 26,952
  (Reductions) .........................................       (9,171)           (15,820)             (1,961)
                                                             --------           --------            --------
  Balance, end of period ...............................     $   --             $  9,171            $ 24,991
                                                             ========           ========            ========





                                                                                                    SCHEDULE III


                                                          J. W. MAYS, INC.

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                            JULY 31, 2000

==================================================================================================
        Col. A                    Col. B               Col. C                      Col. D
--------------------------------------------------------------------------------------------------
                                                                              Cost Capitalized
                                               Initial Cost to Company   Subsequent to Acquisition
                                            ------------------------------------------------------
                                 Encum-                    Building &                     Carrying
      Description                brances       Land       Improvements   Improvements       Cost
--------------------------------------------------------------------------------------------------
OFFICE AND RENTAL BUILDINGS
Brooklyn, New York
  Fulton Street at Bond
  Street ..................... $  174,657   $1,703,157     $ 3,862,454    $ 7,425,015    $    --
Jamaica, New York
  Jamaica Avenue at
  169th Street ...............  3,133,333         --         3,215,699      9,648,571         --
Fishkill, New York
  Route 9 at Interstate
  Highway 84 .................  2,252,812      467,341       7,212,116      2,110,951         --
Brooklyn, New York
  Jowein Building
  Fulton Street and Elm
  Place ......................    582,947    1,622,232         770,561      9,414,250         --
Levittown, New York
  Hempstead Turnpike .........       --         95,256         200,560         72,990         --
Circleville, Ohio
  Tarlton Road ...............    879,130      120,849       4,388,456           --           --
                               ----------   ----------     -----------    -----------    ---------
  Total (A) .................. $7,022,879   $4,008,835     $19,649,846    $28,671,777    $    --
                               ==========   ==========     ===========    ===========    =========



====================================================================================================================================
        Col A                                  Col. E                       Col. F          Col. G        Col. H       Col. I
------------------------------------------------------------------------------------------------------------------------------------
                                       Gross Amount at Which Carried                                                Life on Which
                                             at Close of Period                                                    Depreciation in
                               -----------------------------------------                                            Latest Income
                                              Building &                 Accumulated        Date of        Date      Satement Is
      Description                 Land      Improvements      Total      Depreciation    Construction    Acquired     Computed
------------------------------------------------------------------------------------------------------------------------------------
OFFICE AND RENTAL BUILDINGS
Brooklyn, New York
  Fulton Street at Bond
  Street                       $1,703,157    $11,287,469    $12,990,626   $ 5,135,654      Various       Various        (1) (2)
Jamaica, New York
  Jamaica Avenue at
  169th Street                       --       12,864,270     12,864,270     5,727,894      1959          1959           (1) (2)
Fishkill, New York
  Route 9 at Interstate
  Highway 84                      467,341      9,323,067      9,790,408     5,103,161      10/74         11/72          (1)
Brooklyn, New York
  Jowein Building
  Fulton Street and Elm
  Place                         1,622,232     10,184,811     11,807,043     5,957,892      1915          1950           (1) (2)
Levittown, New York
  Hempstead Turnpike               95,256        273,550        368,806       244,458      4/69          6/62           (1)
Circleville, Ohio
  Tarlton Road                    120,849      4,388,456      4,509,305       822,836      9/92          12/92          (1)
                               ----------    -----------    -----------   -----------
  Total (A)                    $4,008,835    $48,321,623    $52,330,458   $22,991,895
                               ==========    ===========    ===========   ===========

---------------------

[GRAPHIC OMITTED]

(1) Building and improvements       18-40 years
(2) Improvements to leased property  3-40 years
(A) Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $781,412 and Accumulated
    Depreciation thereon of $565,571 at July 31, 2000.


                                                                     YEAR ENDED JULY 31,
                                                         ----------------------------------------
                                                             2000           1999          1998
                                                         -----------   -----------    -----------
                                                                                         S
INVESTMENT IN REAL ESTATE
  Balance at Beginning of Year .......................   $50,621,497   $49,120,806    $48,096,243
  Improvements .......................................     1,708,961     1,500,691      1,024,563
                                                         -----------   -----------    -----------
  Balance at End of Year .............................   $52,330,458   $50,621,497    $49,120,806
                                                         ===========   ===========    ===========
ACCUMULATED DEPRECIATION
  Balance at Beginning of Year .......................   $22,035,880   $21,097,162    $20,143,617
  Additions Charged to Costs and Expenses ............       956,015       938,718        953,545
                                                         -----------   -----------    -----------
  Balance at End of Year .............................   $22,991,895   $22,035,880    $21,097,162
                                                         ===========   ===========    ===========



                           EXHIBIT INDEX TO FORM 10-K



(2) Plan of acquisition, reorganization, arrangement, liquidation or succession-not applicable
(3)  (i)   Articles of incorporation-incorporated by reference
     (ii)  By-laws-incorporated by reference
     (iii) Amendment to By-Laws, effective November 1, 1999
(4) Instruments defining the rights of security holders, including indentures-see Exhibit (3) above
(9)  Voting trust agreement-not applicable
(10) Material contracts-(i) through (iii) incorporated by reference
(11) Statement re computation of per share earnings-not applicable
(12) Statement re computation of ratios-not applicable
(13) Annual report to security holders
(16) Letter re change in certifying auditors-not applicable
(18) Letter re change in accounting principles-not applicable
(21) Subsidiaries of the registrant
(22) Published report regarding matters submitted to vote of security holders-not applicable
(24) Power of attorney-none
(28) Information from reports furnished to state insurance regulatory authorities-not applicable
(99) Additional exhibits-none


                                 EXHIBIT 3 (III)

AMENDMENT TO BY-LAWS

     The Board of Directors, at its meeting held August 18, 1999, by resolution, adopted amendment to the By-Laws of the Company, effective November 1, 1999, to give effect to changing that part of Section 1.1 (Annual Meeting) of the By-Laws, referring to the date for the holding of the annual meeting of shareholders of J.W. Mays, Inc. from the last Tuesday of November of each year, or as soon thereafter as practical, to the second to last or the last Tuesday of November of each year, or as soon thereafter as practical.

     The purpose of the amendment is to allow for the annual meeting of the shareholders to be held on one of two Tuesdays in the month of November instead of just the last Tuesday.


                                   EXHIBIT 13

             (COPY OF ANNUAL REPORT TO SHAREHOLDERS ATTACHED HERETO)

                         FISCAL YEAR ENDED JULY 31, 2000


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