Form 10-Q
period 2000-10-31
MAYS J W INC
filed 2000-12-05
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 2000

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

        Class                                Outstanding at December 4, 2000
Common Stock,  $1 par value                       2,063,280 shares

                                             This report contains 15 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 10

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             11 - 13


Part II  -  Other Information                                 14


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                   October 31,       July 31,
                             ASSETS                                   2000             2000
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 8)                        $29,761,217      $29,554,405
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,630,689        1,529,082
  Marketable securities  (Note 4)                                        42,224           41,685
  Receivables (Note 9)                                                  433,944          215,872
  Deferred income taxes                                                  95,000          180,000
  Security deposits                                                      33,295           33,125
  Prepaid expenses                                                      500,423        1,005,279
                                                                   -------------    -------------
       Total current assets                                           2,735,575        3,005,043
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,662,780        2,619,188
  Less accumulated amortization                                       1,511,587        1,466,651
                                                                   -------------    -------------
       Net                                                            1,151,193        1,152,537
  Security deposits                                                     616,621          613,799
  Unbilled receivables (Note 9)                                       4,744,961        4,735,115
  Unbilled receivables - affiliated company (Note 9)                    318,391          363,875
  Marketable securities  (Note 4)                                     3,153,660        3,059,770
                                                                   -------------    -------------
       Total other assets                                             9,984,826        9,925,096
                                                                   -------------    -------------


        TOTAL ASSETS                                                $42,481,618      $42,484,544
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                         $5,780,792       $5,999,844
  Other (Note 7)                                                        338,250          362,443
                                                                   -------------    -------------
       Total long-term debt                                           6,119,042        6,362,287
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,378,000        2,333,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       70,263           43,663
  Payroll and other accrued liabilities                                 725,677          756,660
  Income taxes payable                                                   50,489           22,365
  Other taxes payable                                                     4,735            3,414
  Current portion of long-term debt - mortgages payable (Note 6)      1,031,507        1,023,035
  Current portion of long-term debt - other (Note 7)                    137,295          137,125
                                                                   -------------    -------------
       Total current liabilities                                      2,019,966        1,986,262
                                                                   -------------    -------------

       Total liabilities                                             10,517,008       10,681,549
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      125,007           63,117
  Retained earnings                                                  27,075,413       26,761,938
                                                                   -------------    -------------
                                                                     32,724,962       32,349,597
  Less common stock held in treasury, at cost - 115,017
    shares at October 31, 2000 and  90,017 shares at July 31, 2000      760,352          546,602
                                                                   -------------    -------------
       Total shareholders' equity                                    31,964,610       31,802,995
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $42,481,618      $42,484,544
                                                                   =============    =============

See Notes to Consolidated Financial Statements.






                           J.  W. MAYS, INC.

       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                           Three Months Ended
                                                                                October 31,
                                                                      ------------------------------
                                                                           2000            1999
                                                                      --------------  --------------
                                                                       (Unaudited)     (Unaudited)

Revenues
  Rental income (Note 9)                                                  $2,633,489      $2,601,502

  Rental income - affiliated company                                         103,403         103,403
                                                                       --------------  --------------
      Total revenues                                                       2,736,892       2,704,905
                                                                       --------------  --------------


Expenses
  Real estate operating expenses                                           1,405,989       1,358,842
  Administrative and general expenses                                        545,816         542,313
  Bad debt (recovery)                                                        (47,532)            -
  Depreciation and amortization                                              261,277         246,241
                                                                       --------------  --------------
       Total expenses                                                      2,165,550       2,147,396
                                                                       --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                          571,342         557,509
                                                                       --------------  --------------
Investment income and interest expense:
  Investment income                                                           60,288          64,395
  Interest expense (Notes 6 and 11)                                         (144,155)       (160,404)
                                                                       --------------  --------------
                                                                             (83,867)        (96,009)
                                                                       --------------  --------------

Income before income taxes                                                   487,475         461,500
Income taxes provided                                                        174,000         167,000
                                                                       --------------  --------------
Net income                                                                   313,475         294,500

Retained earnings, beginning of period                                    26,761,938      25,696,000
                                                                       --------------  --------------
Retained earnings, end of period                                         $27,075,413     $25,990,500
                                                                       ==============  ==============

Net income per common share (Note 2)                                            $.15            $.14
                                                                       ==============  ==============

Dividends per share                                                             $-              $-
                                                                       ==============  ==============

Weighted average common shares outstanding                                 2,086,378       2,135,780
                                                                       ==============  ==============


See Notes to Consolidated Financial Statements.




                                      CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                            Three Months Ended
                                                                                October 31,
                                                                      --------------  --------------
                                                                           2000            1999
                                                                      --------------  --------------
                                                                       (Unaudited)     (Unaudited)

Net Income                                                                  $313,475        $294,500
                                                                      --------------  --------------

Other comprehensive income, net of tax (Note 3)


   Unrealized gain (loss) on available-for-sale securities:

       Net of taxes (benefit) of $32,000 and $(45,000) for the

       three months ended October 31, 2000 and 1999, respectively.            61,890         (86,831)
                                                                       ==============  ==============


Comprehensive Income                                                        $375,365        $207,669
                                                                       ==============  ==============


See Notes to Consolidated Financial Statements.
                                              -4-


                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                      Three Months Ended
                                                                           October 31,
                                                                  -------------------------------
                                                                      2000             1999
                                                                  --------------  ---------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $313,475         $294,500

Adjustments to reconcile income to
 net cash provided by operating activities:
  Depreciation and amortization                                         261,277          246,241
  Amortization of deferred expenses                                      51,417           53,181
  Other assets - deferred expenses                                      (50,073)         (12,048)
                      - unbilled receivables                             (9,846)         (77,092)
                      - unbilled receivables - affiliated company        45,484           45,484
                      - receivables                                         -              3,278
  Deferred income taxes                                                  98,000          134,000

Changes in:
  Receivables                                                          (218,072)         106,017
  Prepaid expenses                                                      504,856          451,876
  Income taxes refundable                                                   -             28,057
  Accounts payable                                                       26,600           27,613
  Payroll and other accrued liabilities                                 (30,983)          60,680
  Income taxes payable                                                   28,124              -
  Other taxes payable                                                     1,321            1,784
                                                                   -------------    -------------
     Cash provided by operating activities                            1,021,580        1,363,571
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (468,089)        (478,461)
  Security deposits                                                      (2,992)          (3,746)
  Marketable securities:
    Receipts from sales or maturities                                       -             50,000
    Payments for purchases                                                 (539)        (175,401)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (471,620)        (607,608)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase - security deposits                                            1,977            2,559
  Payments - mortgages and other debt                                  (236,580)        (225,423)
  Purchase of treasury stock                                           (213,750)             -
                                                                   -------------    -------------
      Cash (used) by financing activities                              (448,353)        (222,864)
                                                                   -------------    -------------

Increase in cash                                                        101,607          533,099

Cash and cash equivalents at beginning of period                      1,529,082        1,489,843
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,630,689       $2,022,942
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                             -5-

                               J. W. MAYS,  INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Records and Use of Estimates:

   The accounting records are maintained in accordance with generally accepted accounting principles ("GAAP"). The preparation of the Company's financial statements in accordance with GAAP requires management to make estimates that affect the reported consolidated balance sheets, consolidated statements of income and retained earnings and consolidated statements of comprehensive income and related disclosures. Actual results could differ from those estimates.

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2000 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the year ended July 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire year ending July 31, 2001.

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,086,378 and 2,135,780 in the three month periods ended October 31, 2000 and October 31, 1999, respectively. The Company's adoption of Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings Per Share", has had no effect on the computation of previously reported earnings per share.

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

4. Marketable Securities:

   The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Held to maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned.




As of October 31, 2000, the Company's marketable securities were classified as follows:


                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:

            Certificate of deposit                                   $42,224           $-               $-          $42,224
                                                                =============  =============    =============  =============

  Noncurrent:
            Available-for-sale:
              Equity securities                                   $2,964,653       $189,007             $-       $3,153,660
                                                                =============  =============    =============  =============


  Investment income consists of the following:
                                                                     Three Months Ended
                                                                         October 31,
                                                                ----------------------------
                                                                   2000           1999
                                                                -------------  -------------
              Interest income                                        $14,403        $18,355
              Dividend income                                         45,885         46,040
                                                                -------------  -------------
                 Total                                               $60,288        $64,395
                                                                =============  =============













5.   Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from thirty-eight tenants, of which one tenant accounted for more than 10% of rental income during the three months ended October 31, 2000. That tenant accounted for 15.72% of rental income.

6.   Long-Term Debt:



                                                                     October 31, 2000                  July 31, 2000
                                                             ------------------------------- -------------------------------
                                        Current
                                        Annual     Final            Due             Due               Due            Due
                                       Interest   Payment          Within          After             Within         After
                                         Rate       Date          One Year        One Year          One Year      One Year
                                        -------  --------    --------------  --------------    --------------  ------------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %   4/01/07          $266,667      $2,800,000          $266,666    $2,866,667
  Jowein building, Brooklyn, N.Y.  (b)      9 %   3/31/05           105,448         452,571           103,128       479,819
  Fishkill, New York property      (c)  8 1/4 %   7/01/04            91,167       2,140,001            89,312     2,163,500
  Circleville, Ohio property       (d)      7 %   9/30/02           396,124         388,220           389,272       489,858
  Other                                 8 1/2 %   5/01/01           172,101               -           174,657             -
                                                              --------------  --------------    --------------  ------------
       Total                                                     $1,031,507      $5,780,792        $1,023,035    $5,999,844
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

7.   Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:



                                                                   October 31, 2000                  July 31, 2000
                                                            -------------------------------  -------------------------------

                                                                    Due             Due              Due             Due
                                                                  Within           After           Within           After
                                                                 One Year        One Year         One Year        One Year
                                                             -------------   -------------    -------------   -------------

Deferred compensation  *                                          $104,000         $17,333         $104,000         $43,333
Lease security deposits  **                                         33,295         320,917           33,125         319,110
                                                              -------------   -------------    -------------   -------------
    Total                                                         $137,295        $338,250         $137,125        $362,443
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

     **Does not include three irrevocable letters of credit totaling $291,500 at October 31, 2000 and $275,000 at July 31, 2000, provided by three tenants.


8.   Property and Equipment - at cost:




                                                                    October 31,        July 31,
                                                                       2000             2000
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $39,576,145      $38,917,272
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               4,008,835        4,008,835
  Construction in progress                                              42,137          246,342
                                                                  -------------    -------------
                                                                    52,785,126       52,330,458
  Less accumulated depreciation                                     23,240,073       22,991,894
                                                                  -------------    -------------
     Property - net                                                 29,545,053       29,338,564
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               585,610          572,189
  Other fixed assets                                                   209,223          209,223
                                                                  -------------    -------------
                                                                       794,833          781,412
  Less accumulated depreciation                                        578,669          565,571
                                                                  -------------    -------------
    Fixtures and equipment and other - net                             216,164          215,841
                                                                  -------------    -------------

        Property and equipment - net                               $29,761,217      $29,554,405
                                                                  =============    =============

                                               -9-

9.  Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,403 for each of the quarters ended October 31, 2000 and October 31, 1999, representing rentals from an affiliated company.

     Amounts due from the affiliated company are as follows:



                                                     October 31,     July 31,
                                                         2000           2000
                                                  ---------------  -------------
                 Unbilled Receivables                   $318,391       $363,875
                                                    =============  =============

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $58,445 and $54,040 as company contributions to the Plan for the three months ended October 31, 2000 and October 31, 1999, respectively.


11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


          Supplemental disclosure:                     Three Months Ended
                                                           October 31,
                                                  ------------------------------
                                                       2000           1999
                                                  --------------  --------------
          Interest paid                                 $145,566       $161,727
          Income taxes paid                              $47,876         $4,943


12.  Contingencies:

     Jamesway Corporation ("Jamesway"), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996, but continued occupancy until March 22, 1996. The Company has realized from Jamesway $513,343, or 54% on account of its unsecured claim, and 100% of its allowed administrative claim of $54,887, for a total of $568,230. The Company has made no provision in its financial statements for the balance of its claims filed against Jamesway due to the fact that there will not be any further distributions.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended October 31, 2000 Compared to the Three Months Ended October 31, 1999:

In the three months ended October 31, 2000, the Company reported net income of $313,475, or $.15 per share. In the comparable three months ended October 31, 1999, the Company reported net income of $294,500, or $.14 per share

Revenues in the current three months increased to $2,736,892 from $2,704,905 in the comparable 1999 three months. The increase is primarily due to the leasing of 11,200 square feet to a tenant at the Company's Jamaica, New York property. The lease commenced September 1, 2000.

Real estate operating expenses in the current three months increased to $1,405,989 from $1,358,842 in the comparable 1999 three months primarily due to an increase in real estate taxes, utility and maintenance costs, partially offset by a decrease in water and sewer costs and license and permits.

Administrative and general expenses in the current three months increased to $545,816 from $542,313 in the comparable 1999 three months.

The bad debt recovery in the amount of $47,532 in the current three months relates to prior years' bad debt write-off from Jamesway. See Note 12 to the Consolidated Financial Statements. There was no comparable item in the 1999 three month period.

Depreciation and amortization expense in the current three months increased to $261,277 from $246,241 in the comparable 1999 three months.

Interest expense in the current three months exceeded investment income by $83,867 and by $96,009 in the comparable 1999 three months. The decrease was due to scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,630,689 at October 31, 2000.

The Company, on October 26, 2000, signed a commitment letter with a bank for a loan in the amount of $3,500,000, the loan to be secured by a second position leasehold mortgage covering the entire leasehold interest of the Company as tenant in a certain ground lease and building in the Jamaica, New York property. The financial statements do not give effect to the commitment letter. The loan proceeds are to be utilized by the Company toward its costs of capital improvements of the premises in connection with the Company's lease of 42,250 square feet of a floor in the building to the State of New York.
                             -11-
     The loan is structured in two phases:

     1) A nine-month second mortgage construction loan with a six-month extension option with interest at a floating prime rate. During this period, the Company is to have the option to secure advances against the loan amount.

     2) Upon completion of the renovations, the construction loan would convert to a 10-year second mortgage permanent loan on a fifteen (15) year level amortization, plus interest, at the option of the Company.
     The interest rate on the permanent loan during the first five (5) years is at a fixed rate equal to the five (5)-year treasury note rate plus 2.25% per annum, set 3 days prior to closing and during the five (5) year renewal term, at a fixed rate equal to the five (5) year treasury note rate, as of the start of such period, plus 2.25% per annum.

Payments are to be made, in arrears, on the first day of each and every month calculated (a) during the period of the construction loan, interest only, and
(b) during the ten (10) year period of the term loan, equal to the sum of the interest rate plus amortization sufficient to fully liquidate the loan over a fifteen (15) year period. As additional collateral security, the Company will conditionally assign to the bank all leases and rents on the premises, or portions thereof, whether now existing or hereafter consummated. The Company has an option to prepay principal, in whole or in part, plus interest accrued thereon, at any time during the term, without premium or penalty. Other provisions of the commitment letter provide certain restrictions on the incurrence of indebtedness and the sale or transfer of the Company's ground lease interest in the premises. Both facilities will be subject to the bank's existing first position mortgage loan on the premises.

The Company, on October 20, 2000, completed a lease with the State of New York for 42,250 square feet of office space in the Company's Jamaica, New York property. Occupancy is anticipated to commence on or about August 1, 2001. See above for details of a commitment letter with a bank, signed by the Company on October 26, 2000, for a loan to cover the cost of capital improvements in connection with the aforementioned lease of 42,250 square feet.

During fiscal 2000, the Company leased 11,200 square feet of office space to the State of New York which space is contiguous to the existing office space occupied by the State in the Company's Jamaica, New York property. Rent for the additional space commenced September 1, 2000.

The Company has a mortgage on its Brooklyn, New York property which becomes due on May 1, 2001. The Company has not determined whether it will renew this mortgage.

Cash Flows From Operating Activities:

Deferred Expenses: Cash expenditures for the three months ended October 31, 2000 increased by $50,073 due primarily to legal and professional costs in obtaining a new tenant and partial financing costs to obtain a loan, the proceeds of which are to be utilized by the Company toward its cost of capital improvements relating to the new tenant's occupancy at the Company's Jamaica, New York building. Occupancy is anticipated to commence on or about August 1, 2001.
                               -12-
Receivables: The Company is due the amount of $264,130 as of October 31, 2000 for expenditures for renovations made on behalf of one tenant at the Jamaica, New York building.

Prepaid Expenses: Cash expenditures for the three months ended October 31, 2000 decreased by $16,757 compared to the comparable three months ended October 31, 1999, due primarily to a decrease in insurance premiums.

Payroll and other Accrued Liabilities: The Company incurred a liability in the amount of $213,750 in the three months ended October 31, 2000 due to the purchase of 25,000 shares of its outstanding common stock in a private transaction.

Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of $568,668 for the three months ended October 31, 2000 to renovate 11,200 square feet of additional space for an existing tenant at its Jamaica, New York building, of which $204,806 is applicable to the three months and is to be reimbursed by the tenant. The Company anticipates that the total renovation will cost approximately $1,000,000, of which approximately $400,000 will be reimbursed by the tenant. As of October 31, 2000, the Company has expended a total of $986,818 for the renovations which are anticipated to be completed during December, 2000.

The Company had expenditures of $42,137 for the three months ended October 31, 2000 for renovations of its Fishkill, New York building. The company anticipates that the renovations will cost approximately $110,000 and are anticipated to be completed during December, 2000.


Cash Flows From Financing Activities:

The Company purchased 25,000 shares of its outstanding common stock in a private transaction for a total purchase price of $213,750 in the three months ended October 31, 2000.

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

   (a)  List of Exhibits:
                                                           Sequentially
   Exhibit                                                   Numbered
    Number                     Exhibit                          Page
   -------                     -------                     ------------

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended October 31, 2000.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                ---------------
                                                 (Registrant)



Date     December 4, 2000                           Lloyd J. Shulman
                                               ----------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     December 4, 2000                            Alex Slobodin
                                               -----------------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)