Form 10-Q
period 2001-01-31
MAYS J W INC
filed 2001-03-09
CIK 54187

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 2001

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

        Class                                Outstanding at March 7, 2001
Common Stock,  $1 par value                       2,063,280 shares

                                             This report contains 16 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 11

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             12 - 14


Part II  -  Other Information                                 15


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     January 31,       July 31,
                             ASSETS                                     2001             2000
 --------------------------------------------------------------- ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 3 and 5)                        $30,305,211      $29,554,405
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,097,186        1,529,082
  Marketable securities  (Note 4)                                        42,764           41,685
  Receivables (Note 7)                                                  345,795          215,872
  Deferred income taxes                                                 183,000          180,000
  Security deposits                                                         -             33,125
  Prepaid expenses                                                      873,343        1,005,279
                                                                   -------------    -------------
       Total current assets                                           2,542,088        3,005,043
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,794,794        2,619,188
  Less accumulated amortization                                       1,535,723        1,466,651
                                                                   -------------    -------------
       Net                                                            1,259,071        1,152,537
  Security deposits                                                     653,611          613,799
  Unbilled receivables (Note 7)                                       4,735,808        4,735,115
  Unbilled receivables - affiliated company (Note 7)                    272,907          363,875
  Marketable securities  (Note 4)                                     3,326,632        3,059,770
                                                                   -------------    -------------
       Total other assets                                            10,248,029        9,925,096
                                                                   -------------    -------------


        TOTAL ASSETS                                                $43,095,328      $42,484,544
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 5)                                         $6,138,850       $5,999,844
  Other (Note 6)                                                        356,593          362,443
                                                                   -------------    -------------
       Total long-term debt                                           6,495,443        6,362,287
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,617,000        2,333,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       60,634           43,663
  Payroll and other accrued liabilities                                 507,752          756,660
  Income taxes payable                                                   27,689           22,365
  Other taxes payable                                                     5,182            3,414
  Current portion of long-term debt - mortgages payable (Note 5)      1,040,133        1,023,035
  Current portion of long-term debt - other (Note 6)                     95,333          137,125
                                                                   -------------    -------------
       Total current liabilities                                      1,736,723        1,986,262
                                                                   -------------    -------------

       Total liabilities                                             10,849,166       10,681,549
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      272,732           63,117
  Retained earnings                                                  27,209,240       26,761,938
                                                                   -------------    -------------
                                                                     33,006,514       32,349,597
  Less common stock held in treasury, at cost - 115,017
    shares at January 31, 2001 and  90,017 shares at July 31, 200       760,352          546,602
                                                                   -------------    -------------
       Total shareholders' equity                                    32,246,162       31,802,995
                                                                   -------------    -------------

Contingencies (Note 11)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $43,095,328      $42,484,544
                                                                   =============    =============

See Notes to Consolidated Financial Statements.


                                                    -3-





                                   J.  W. MAYS, INC.

               CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                  Three Months Ended                Six Months Ended
                                                                      January 31,                       January 31,
                                                           --------------- ----------------  --------------- ----------------
                                                                  2001            2000              2001            2000
                                                           --------------  --------------    --------------  --------------
                                                              (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Revenues
  Rental income (Notes 7 and 10)                               $2,708,163      $2,623,769        $5,341,652      $5,225,271

  Rental income - affiliated company                              103,402         103,402           206,805         206,805
                                                            --------------  --------------    --------------  --------------
      Total revenues                                            2,811,565       2,727,171         5,548,457       5,432,076
                                                            --------------  --------------    --------------  --------------


Expenses
  Real estate operating expenses                                1,558,593       1,438,043         2,964,582       2,796,885
  Administrative and general expenses                             667,491         620,188         1,213,307       1,162,501
  Bad debt (recovery)                                                 -               -             (47,532)            -
  Depreciation and amortization                                   262,277         248,641           523,554         494,882
                                                            --------------  --------------    --------------  --------------
       Total expenses                                           2,488,361       2,306,872         4,653,911       4,454,268
                                                            --------------  --------------    --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                               323,204         420,299           894,546         977,808
                                                            --------------  --------------    --------------  --------------
Investment income and interest expense:
  Investment income                                                61,502          69,794           121,790         134,189
  Interest expense (Notes 5 and 9)                               (141,879)       (158,736)         (286,034)       (319,140)
                                                            --------------  --------------    --------------  --------------
                                                                  (80,377)        (88,942)         (164,244)       (184,951)
                                                            --------------  --------------    --------------  --------------

Income before income taxes                                        242,827         331,357           730,302         792,857
Income taxes provided                                             109,000         134,000           283,000         301,000
                                                            --------------  --------------    --------------  --------------
Net income                                                        133,827         197,357           447,302         491,857

Retained earnings, beginning of period                         27,075,413      25,990,500        26,761,938      25,696,000
                                                            --------------  --------------    --------------  --------------
Retained earnings, end of period                              $27,209,240     $26,187,857       $27,209,240     $26,187,857
                                                            ==============  ==============    ==============  ==============

Net income per common share (Note 2)                                 $.07            $.09              $.22            $.23
                                                            ==============  ==============    ==============  ==============

Dividends per share                                                  $-              $-                $-              $-
                                                            ==============  ==============    ==============  ==============

Weighted average common shares outstanding                      2,063,280       2,135,780         2,074,829       2,135,780
                                                            ==============  ==============    ==============  ==============


See Notes to Consolidated Financial Statements.




                                   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                  Three Months Ended                Six Months Ended
                                                                      January 31,                       January 31,
                                                           --------------- ----------------  --------------- ----------------
                                                                  2001            2000              2001            2000
                                                           --------------  --------------    --------------  --------------
                                                              (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Net Income                                                       $133,827        $197,357          $447,302        $491,857
                                                            --------------  --------------    --------------  --------------

Other comprehensive income (loss), net of taxes


   Unrealized gain (loss) on available-for-sale securities:
       Net of taxes  (benefit) of $76,000 and $(53,000) for the
       three months ended January 31, 2001 and 2000, respectively, and $108,000 and $(98,000) for the six months ended
       January 31, 2001 and 2000, respective
                                                                  147,725        (103,130)          209,615        (189,961)


  Less reclassification adjustment                                    248               -               248               -
                                                            --------------  --------------    --------------  --------------
  Other comprehensive income (loss)                               147,973        (103,130)          209,863        (189,961)
                                                            --------------  --------------    --------------  --------------


Comprehensive Income                                             $281,800         $94,227          $657,165        $301,896
                                                            ==============  ==============    ==============  ==============


See Notes to Consolidated Financial Statements.
                                                          -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Six Months Ended
                                                                           January 31,
                                                                 --------------   ---------------
                                                                        2001             2000
                                                                 ---------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $447,302         $491,857

Adjustments to reconcile income to
 net cash provided by operating activities:
  Realized gain on marketable securities                                   (248)             -
  Depreciation and amortization                                         523,554          494,882
  Amortization of deferred expenses                                     106,074          105,206
  Other assets - deferred expenses                                     (212,608)         (49,985)
                      - unbilled receivables                               (693)        (159,731)
                      - unbilled receivables - affiliated company        90,968           90,968
                      - receivables                                         -              6,626
  Deferred income taxes                                                 173,000          223,000

Changes in:
  Receivables                                                          (129,923)         277,171
  Prepaid expenses                                                      131,936          120,114
  Income taxes refundable                                                   -             28,092
  Accounts payable                                                       16,971           13,936
  Payroll and other accrued liabilities                                (248,908)          81,332
  Income taxes payable                                                    5,324              -
  Other taxes payable                                                     1,768            1,628
                                                                   -------------    -------------
     Cash provided by operating activities                              904,517        1,725,096
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (1,274,360)        (832,337)
  Security deposits                                                      (6,687)          (6,789)
  Marketable securities:
    Receipts from sales or maturities                                    51,001           50,000
    Payments for purchases                                               (1,079)        (217,062)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,231,125)      (1,006,188)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - mortgage and other debt                                  580,000              -
  Increase - security deposits                                            4,358            4,428
  Payments - mortgages and other debt                                  (475,896)        (453,360)
  Purchase of treasury stock                                           (213,750)             -
                                                                   -------------    -------------
      Cash (used) by financing activities                              (105,288)        (448,932)
                                                                   -------------    -------------

Increase (decrease) in cash                                            (431,896)         269,976

Cash and cash equivalents at beginning of period                      1,529,082        1,489,843
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,097,186       $1,759,819
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

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,063,280 and 2,074,829 for the three and six months ended January 31, 2001, respectively, and 2,135,780 for each of the three and six month periods ended January 31, 2000. The Company's adoption of Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings Per Share", has had no effect on the computation of previously reported earnings per share.

3. Property and Equipment - at cost:


                                               January 31,        July 31,
                                                  2001             2000
                                            ---------------  ---------------
Property:
  Buildings and improvements                   $39,774,432      $38,917,272
  Improvements  to  leased  property             9,158,009        9,158,009
  Land                                           4,008,835        4,008,835
  Construction in progress                         621,417          246,342
                                              -------------    -------------
                                                53,562,693       52,330,458
  Less accumulated depreciation                 23,489,252       22,991,894
                                              -------------    -------------
     Property - net                             30,073,441       29,338,564
                                              -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                           598,126          572,189
  Other fixed assets                               211,741          209,223
                                              -------------    -------------
                                                   809,867          781,412
  Less accumulated depreciation                    578,097          565,571
                                              -------------    -------------
  Fixtures and equipment and other - net           231,770          215,841
                                              -------------    -------------

        Property and equipment - net           $30,305,211      $29,554,405
                                              =============    =============

4.  Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned.



As of January 31, 2001, the Company's marketable securities were classified as follows:


                                                                        Gross            Gross
                                                                     Unrealized       Unrealized        Fair
                                                         Cost           Gains           Losses          Value
                                                    -------------  -------------    -------------  -------------
Current:

  Certificate of deposit                                  $42,764           $-               $-          $42,764
                                                     =============  =============    =============  =============

Noncurrent:
  Available-for-sale:
    Equity securities                                  $2,913,900       $412,732             $-       $3,326,632
                                                     =============  =============    =============  =============


Investment income consists of the following:
                                                          Three Months Ended              Six Months Ended
                                                              January 31,                     January 31,
                                                     -------------  -------------    -------------  -------------
                                                           2001           2000             2001           2000
                                                     -------------  -------------    -------------  -------------
   Interest income                                        $10,325        $18,771          $24,728        $37,126
   Dividend income                                        $50,929        $51,023          $96,814        $97,063
   Gain on sale of securities                                 248            -                248            -
                                                     -------------  -------------    -------------  -------------
      Total                                               $61,502        $69,794         $121,790       $134,189
                                                     =============  =============    =============  =============





                                                                             -7-

5.  Long-Term Debt:


                                                                    January 31, 2001                   July 31, 2000
                                                            --------------------------------  ----------------------------
                                        Current
                                        Annual    Final             Due             Due               Due           Due
                                       Interest  Payment           Within          After             Within        After
                                         Rate      Date           One Year        One Year          One Year     One Year
                                        -------  --------     -------------   -------------     -------------   ----------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %   4/01/07          $266,667      $2,733,333          $266,666   $2,866,667
  Jamaica, New York property       (b) Variable   3/01/07               -           580,000               -            -
  Jowein building, Brooklyn, N.Y.  (c)      9 %   3/31/05           107,820         424,710           103,128      479,819
  Fishkill, New York property      (d)  8 1/4 %   7/01/04            93,060       2,116,014            89,312    2,163,500
  Circleville, Ohio property       (e)      7 %   9/30/02           403,097         284,793           389,272      489,858
  Brooklyn, New York property      (f)  8 1/2 %   5/01/01           169,489             -             174,657          -
                                                              --------------  --------------    --------------  -----------
       Total                                                     $1,040,133      $6,138,850        $1,023,035   $5,999,844
                                                              ==============  ==============    ==============  ===========


(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. The interest rate on the loan is 8 1/2% for a period of five (5) years and six (6) months, with such rate to change on the first day of the sixty-seventh (67th) month of the term to a rate equal to the then prime rate plus 1/4%, fixed for the balance of the term. The loan is to become due and payable on the first day of the month following the expiration of ten (10) years and six (6) months from the closing date.

(b) The Company, on December 13, 2000, closed a loan with a bank in the amount of $3,500,000. The loan is secured by a second position leasehold mortgage covering the entire leasehold interest of the Company as tenant in a certain ground lease and building in the Jamaica, New York property. The loan proceeds are to be utilized by the Company toward its costs of capital improvements of the premises in connection with the Company's lease of a significant portion of a floor in the building to the State of New York.

   The loan is structured in two phases:

      1.) A fifteen-month construction term with interest only on the amount owing at a floating rate per annum equal to the prime rate. During this period, the Company is to have the option to secure advances against the loan amount.

      2.) Upon completion of the renovations, the construction loan would convert to a ten (10) year second mortgage permanent loan on a fifteen
      (15) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan during the first five
      (5) years is at a fixed rate per annum equal to 2.25% above the five (5) year Treasury Note Rate in effect at the time of conversion to a permanent loan. The interest rate during the five (5) year renewal term is at a fixed rate per annum equal to 2.25% above the 5-year Treasury Note Rate, as of the start of the renewal term.

   Payments are to be made, in arrears, on the first day of each and every month calculated (a) during the period of the construction loan, interest only, and (b) during the ten (10) year period of the term loan, at the sum of the interest rate plus amortization sufficient to fully liquidate the loan over a fifteen (15) year period. As additional collateral security, the Company will conditionally assign to the bank all leases and rents on the premises, or portions thereof, whether now existing or hereafter consummated. The Company has an option to prepay principal, in whole or in part, plus interest accrued thereon, at any time during the term, without premium or penalty. Other provisions of the loan agreement provide certain restrictions on the incurrence of indebtedness and the sale or transfer of the Company's ground lease interest in the premises. Both credit facilities will be subject to the bank's existing first position mortgage loan on the premises.


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

(d)On June 2, 1999, the existing first mortgage loan balance on the Fishkill property was extended for a period of five years. The annual interest rate was reduced from 9% to 8 1/4% and the interest and principal payments are to be made in constant monthly amounts based upon a fifteen (15) year payout period.

(e)The mortgage loan, which is self-amortizing, matures September 30, 2002. The loan is payable at an annual interest rate of 7%. Under the terms of the loan, constant monthly payments, including interest and principal, are currently in the amount of $36,540.

(f)The Company has determined that it will payoff this mortgage May 1, 2001.

6.   Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:



                                          January 31, 2001                  July 31, 2000
                                  -------------------------------  -------------------------------

                                          Due             Due              Due             Due
                                        Within           After           Within           After
                                       One Year        One Year         One Year        One Year
                                   -------------   -------------    -------------   -------------

Deferred compensation  *                 $95,333            $-           $104,000         $43,333
Lease security deposits  **                  -           356,593           33,125         319,110
                                    -------------   -------------    -------------   -------------
    Total                                $95,333        $356,593         $137,125        $362,443
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

     **Does not include three irrevocable letters of credit totaling $291,500 at January 31, 2001 and $275,000 at July 31, 2000, provided by three tenants.

7.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,402 for each of the quarters ended January 31, 2001 and January 31, 2000, and $206,805 for each of the six month periods ended January 31, 2001 and January 31, 2000, representing rentals from an affiliated company.

     Amounts due from the affiliated company are as follows:

                                                January 31,     July 31,
                                                   2001           2000
                                             --------------  ------------
                                                $272,907       $363,875
                                             --------------  ------------

8.   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $64,435 and $122,880 as contributions to the Plan for the three and six months ended January 31, 2001, respectively, and $66,046 and $120,086 as contributions to the plan for the three and six months ended January 31, 2000, respectively.


9.   Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


Supplemental disclosure:                                 Six Months Ended
                                                            January 31,
                                                  ------------------------------
                                                         2001           2000
                                                      __________     __________
Interest paid, net of capitalized interest of           $288,852       $321,792
   $3,270 for the 2001 six month period.  There
   was no amount for the 2000 six month period.
Income taxes paid                                       $104,676        $49,908



10.  Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from thirty-eight tenants, of which one tenant accounted for more than 10% of rental income during the three months ended January 31, 2001. That tenant accounted for 15.83% of rental income.

11.  Contingencies:

     Jamesway Corporation ("Jamesway"), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996, but continued occupancy until March 22, 1996. The Company has realized from Jamesway $513,343, or 54% on account of its unsecured claim, and 100% of its allowed administrative claim of $54,887, for a total of $568,230. The Company has made no provision in its financial statements for the balance of its claims filed against Jamesway due to the fact that the recovery of $47,532 in the six months ended January 31, 2001 represents the final recovery from Jamesway.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended January 31, 2001 Compared to the Three Months Ended January 31, 2000:

In the three months ended January 31, 2001, the Company reported net income of $133,827, or $.07 per share. In the comparable three months ended January 31, 2000, the Company reported net income of $197,357, or $.09 per share.

Revenues in the current three months increased to $2,811,565 from $2,727,171 in the comparable 2000 three months. The increase is primarily due to the leasing of 11,200 square feet to a tenant at the Company's Jamaica, New York property. The lease commenced September 1, 2000.

Real estate operating expenses in the current three months increased to $1,558,593 from $1,438,043 in the comparable 2000 three months primarily due to an increase in real estate taxes, utility and maintenance costs, partially offset by a decrease in water and sewer costs and licenses and permits.

Administrative and general expenses in the current three months increased to $667,491 from $620,188 in the comparable 2000 three months primarily due to an increase in payroll and medical costs, partially offset by a decrease in legal and professional costs.

Depreciation and amortization expense in the current three months increased to $262,277 from $248,641 in the comparable 2000 three months.

Interest expense in the current three months exceeded investment income by $80,377 and by $88,942 in the comparable 2000 three months. The decrease was due to scheduled repayments of debt.

Six Months Ended January 31, 2001 Compared to the Six Months Ended January 31, 2000:

In the six months ended January 31, 2001, the Company reported net income of $447,302, or $.22 per share. In the comparable six months ended January 31, 2000, the Company reported net income of $491,857, or $.23 per share.

Revenues in the current six months increased to $5,548,457 from $5,432,076 in the comparable 2000 six months. The increase is primarily due to the leasing of 11,200 square feet to a tenant at the Company's Jamaica, New York property. The lease commenced September 1, 2000.

Real estate operating expenses in the current six months increased to $2,964,582 from $2,796,885 in the comparable 2000 six months primarily due to an increase in real estate taxes, utility and maintenance costs, partially offset by a decrease in water and sewer costs and licenses and permits.

Administrative and general expenses in the current six months increased to $1,213,307 from $1,162,501 in the comparable 2000 six months primarily due to an increase in payroll and medical costs, partially offset by a decrease in legal and professional costs.
                               -12-
Depreciation and amortization expense in the current six months increased to $523,554 from $494,882 in the comparable 2000 six months.

Interest expense in the current six months exceeded investment income by $164,244 and by $184,951 in the comparable 2000 six months. The decrease was due to scheduled repayments of debt.


The bad debt recovery in the amount of $47,532 in the six months ended January 31, 2001 relates to the bad debt write-off of $424,011 in the 1996 fiscal year. See Note 11 to the Consolidated Financial Statements. There was no comparable item in the 2000 six month period.

The Company purchased 25,000 shares of its outstanding common stock during the six months ended January 31, 2001. The effect on earnings per share for the six months ended January 31, 2001 was $.0014.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,097,186 at January 31, 2001.

The Company, on October 20, 2000, completed a lease with the State of New York for 42,250 square feet of office space in the Company's Jamaica, New York property. Occupancy is anticipated to commence on or about August 1, 2001. See note 5(b) for details of a loan with a bank, closed by the Company on December 13, 2000, to cover the cost of capital improvements in connection with the aforementioned lease of 42,250 square feet.

During fiscal 2000, the Company leased an additional 11,200 square feet of office space to the State of New York which space is contiguous to the existing office space occupied by the State in the Company's Jamaica, New York property. Rent for the additional space commenced September 1, 2000.

The Company has a mortgage on its Brooklyn, New York property which becomes due on May 1, 2001. The Company has determined that it will payoff this mortgage May 1, 2001.

The Company will increase its cash flow by $398,415 due to scheduled rental increases from existing tenants for the year ending July 31, 2001

Cash Flows From Operating Activities:

Deferred Expenses: Cash expenditures for the six months ended January 31, 2001 increased by $154,158 due primarily to legal and professional costs in obtaining a new tenant and financing costs to obtain a loan, the proceeds of which are to be utilized by the Company toward its cost of capital improvements relating to the new tenant's occupancy at the Company's Jamaica, New York building. Occupancy is anticipated to commence on or about August 1, 2001.

Receivables: The Company is due the amount of $240,065 as of January 31, 2001 for expenditures for renovations made on behalf of one tenant at the Jamaica, New York building.
                              -13-
Prepaid Expenses: Cash expenditures for the six months ended January 31, 2001 increased by $32,843 compared to the comparable six months ended January 31, 2000, due primarily to a increase in real estate taxes.


Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of $1,620,775 ($928,114, for the six months ended January 31, 2001) to renovate 11,200 square feet of additional space for an existing tenant and 42,250 square feet for a new tenant at its Jamaica, New York building, of which $499,758 is applicable to the six months ended January 31, 2001 and is to be reimbursed by the tenants. The Company anticipates that the total renovations will cost approximately $4,500,000 of which approximately $1,558,903 will be reimbursed by the tenants. The renovation for the 11,200 square feet was completed during December, 2000 and the renovation for the 42,250 square feet is anticipated to be completed on or about August, 2001.

The Company had expenditures of $214,907 for the six months ended January 31, 2001 for renovations of its Fishkill, New York building. The Company anticipates that the total renovations will cost approximately $237,000 and will be completed during March, 2001.


Cash Flows From Financing Activities:

Borrowing: Mortgage Debt - The Company secured financing from a bank in the principal amount of $3,500,000 (see note 5 (b). As of January 31, 2001, the Company secured advances of $580,000 against the principal amount.

The Company purchased 25,000 shares of its outstanding common stock in a private transaction for a total purchase price of $213,750 in the six months ended January 31, 2001.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended January 31, 2001.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     March 7, 2001                              Lloyd J. Shulman

                                               Lloyd J. Shulman
                                               Chairman



Date     March 7, 2001                                   Alex Slobodin

                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)