Form 10-Q
period 2001-04-30
MAYS J W INC
filed 2001-06-12
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2001

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

        Class                                Outstanding at June 11, 2001
Common Stock,  $1 par value                       2,063,280 shares

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

                                    -2-

                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     April 30,        July 31,
                             ASSETS                                    2001             2000
 --------------------------------------------------------------- ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 3 and 5)                        $31,643,387      $29,554,405
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,770,914        1,529,082
  Marketable securities  (Note 4)                                        43,275           41,685
  Receivables (Note 7)                                                  315,132          215,872
  Deferred income taxes                                                 157,000          180,000
  Security deposits                                                         -             33,125
  Prepaid expenses                                                      621,066        1,005,279
                                                                   -------------    -------------
       Total current assets                                           2,907,387        3,005,043
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,947,044        2,619,188
  Less accumulated amortization                                       1,583,075        1,466,651
                                                                   -------------    -------------
       Net                                                            1,363,969        1,152,537
  Security deposits                                                     660,536          613,799
  Unbilled receivables (Note 7)                                       4,726,655        4,735,115
  Unbilled receivables - affiliated company (Note 7)                    227,423          363,875
  Marketable securities  (Note 4)                                     3,463,575        3,059,770
  Receivables                                                           256,009              -
                                                                   -------------    -------------
       Total other assets                                            10,698,167        9,925,096
                                                                   -------------    -------------


        TOTAL ASSETS                                                $45,248,941      $42,484,544
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS ' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 5)                                         $7,633,962       $5,999,844
  Other (Note 6)                                                        362,400          362,443
                                                                   -------------    -------------
       Total long-term debt                                           7,996,362        6,362,287
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,641,000        2,333,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       33,219           43,663
  Payroll and other accrued liabilities                                 865,023          756,660
  Income taxes payable                                                  126,005           22,365
  Other taxes payable                                                     5,689            3,414
  Current portion of long-term debt - mortgages payable (Note 5)        882,098        1,023,035
  Current portion of long-term debt - other (Note 6)                     69,333          137,125
                                                                   -------------    -------------
       Total current liabilities                                      1,981,367        1,986,262
                                                                   -------------    -------------

       Total liabilities                                             12,618,729       10,681,549
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      362,675           63,117
  Retained earnings                                                  27,503,347       26,761,938
                                                                   -------------    -------------
                                                                     33,390,564       32,349,597
  Less common stock held in treasury, at cost - 115,017
    shares at April 30, 2001 and  90,017 shares at July 31, 2000        760,352          546,602
                                                                   -------------    -------------
       Total shareholders' equity                                    32,630,212       31,802,995
                                                                   -------------    -------------

Contingencies (Note 11)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $45,248,941      $42,484,544
                                                                   =============    =============

See Notes to Consolidated Financial Statements.




                        J.  W. MAYS, INC.

    CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                     Three Months Ended                Nine Months Ended
                                                                          April 30,                         April 30,
                                                               --------------- ----------------  --------------- -------------
                                                                    2001            2000              2001           2000
                                                               --------------  --------------    --------------  -------------
                                                                (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Revenues
  Rental income (Notes 7 and 10)                                   $2,751,613      $2,612,214        $8,093,265     $7,837,485

  Rental income - affiliated company                                  103,402         103,402           310,207        310,207
                                                                --------------  --------------    --------------  -------------
      Total revenues                                                2,855,015       2,715,616         8,403,472      8,147,692
                                                                --------------  --------------    --------------  -------------


Expenses
  Real estate operating expenses                                    1,501,269       1,387,532         4,465,851      4,184,417
  Administrative and general expenses                                 566,155         541,803         1,779,462      1,704,304
  Bad debt (recovery)                                                     -               -             (47,532)           -
  Depreciation and amortization                                       282,777         251,941           806,331        746,823
                                                                --------------  --------------    --------------  -------------
       Total expenses                                               2,350,201       2,181,276         7,004,112      6,635,544
                                                                --------------  --------------    --------------  -------------
Income  from operations before investment income,
  interest expense and income taxes                                   504,814         534,340         1,399,360      1,512,148
                                                                --------------  --------------    --------------  -------------
Investment income and interest expense:
  Investment income (Note 4)                                           63,075          65,187           184,865        199,376
  Interest expense (Notes 5 and 9)                                   (133,782)       (150,856)         (419,816)      (469,996)
                                                                --------------  --------------    --------------  -------------
                                                                      (70,707)        (85,669)         (234,951)      (270,620)
                                                                --------------  --------------    --------------  -------------

Income before income taxes                                            434,107         448,671         1,164,409      1,241,528
Income taxes provided                                                 140,000         155,000           423,000        456,000
                                                                --------------  --------------    --------------  -------------
Net income                                                            294,107         293,671           741,409        785,528

Retained earnings, beginning of period                             27,209,240      26,187,857        26,761,938     25,696,000
                                                                --------------  --------------    --------------  -------------
Retained earnings, end of period                                  $27,503,347     $26,481,528       $27,503,347    $26,481,528
                                                                ==============  ==============    ==============  =============

Net income per common share (Note 2)                                     $.14            $.14              $.36           $.37
                                                                ==============  ==============    ==============  =============

Dividends per share                                                      $-              $-                $-             $-
                                                                ==============  ==============    ==============  =============

Weighted average common shares outstanding                          2,063,280       2,115,724         2,071,064      2,129,192
                                                                ==============  ==============    ==============  =============


See Notes to Consolidated Financial Statements.

                                                                       CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                    Three Months Ended                Nine Months Ended
                                                                          April 30,                         April 30,
                                                               --------------- ----------------  --------------- ---------------
                                                                    2001            2000              2001           2000
                                                                --------------  --------------    --------------  -------------
                                                                  (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Net Income                                                           $294,107        $293,671          $741,409       $785,528
                                                                --------------  --------------    --------------  -------------

Other comprehensive income (loss), net of taxes


   Unrealized gain (loss) on available-for-sale securities:
       Net of taxes  (benefit) of $47,000 and $8,000 for
       the three months ended April 30, 2001 and 2000,
       respectively, and $155,000 and $(90,000) for the
       nine months ended April 30, 2001 and 2000, respectively.        89,943          14,728           299,558       (175,233)


  Less reclassification adjustment                                          -               -               248              -
                                                                --------------  --------------    --------------  -------------
  Other comprehensive income (loss)                                    89,943          14,728           299,806       (175,233)
                                                                --------------  --------------    --------------  -------------


Comprehensive Income                                                 $384,050        $308,399        $1,041,215       $610,295
                                                                ==============  ==============    ==============  =============
See Notes to Consolidated Financial Statements.
                                                       -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Nine Months Ended
                                                                             April 30,
                                                                  -------------- ----------------
                                                                        2001             2000
                                                                  -------------- ----------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $741,409         $785,528

Adjustments to reconcile income to
 net cash provided by operating activities:
  Realized  (loss) on marketable securities                                (248)             -
  Depreciation and amortization                                         806,331          746,823
  Amortization of deferred expenses                                     157,426          156,697
  Other assets - deferred expenses                                     (368,858)         (94,564)
                      - unbilled receivables                              8,460         (241,625)
                      - unbilled receivables - affiliated company       136,452          136,453
                      - receivables                                    (256,009)          10,046
  Deferred income taxes                                                 176,000          337,000

Changes in:
  Receivables                                                           (99,260)         345,181
  Prepaid expenses                                                      384,213          388,289
  Income taxes refundable                                                   -             38,727
  Accounts payable                                                      (10,444)         (14,440)
  Payroll and other accrued liabilities                                 108,363          204,855
  Income taxes payable                                                  103,640            2,115
  Other taxes payable                                                     2,275            3,298
                                                                   -------------    -------------
     Cash provided by operating activities                            1,889,750        2,804,383
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (2,895,313)      (1,376,111)
  Security deposits                                                     (13,612)          (9,272)
  Marketable securities:
    Receipts from sales or maturities                                    51,001           50,000
    Payments for purchases                                               (1,590)        (279,879)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (2,859,514)      (1,615,262)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - mortgage and other debt                                2,300,000              -
  Increase - security deposits                                           10,165            5,745
  Payments - mortgages and other debt                                  (884,819)        (683,866)
  Purchase of treasury stock                                           (213,750)        (256,500)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                    1,211,596         (934,621)
                                                                   -------------    -------------

Increase in cash                                                        241,832          254,500

Cash and cash equivalents at beginning of period                      1,529,082        1,489,843
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,770,914       $1,744,343
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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,063,280 and 2,071,064 for the three and nine months ended April 30, 2001, respectively, and 2,115,724 and 2,129,192 for the three and nine month periods ended April 30, 2000, respectively. The Company's adoption of Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings Per Share", has had no effect on the computation of previously reported earnings per share.

3. Property and Equipment - at cost:

                                                                     April 30,         July 31,
                                                                       2001             2000
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $41,935,763      $38,917,272
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               4,008,835        4,008,835
  Construction in progress                                              57,000          246,342
                                                                  -------------    -------------
                                                                    55,159,607       52,330,458
  Less accumulated depreciation                                     23,758,931       22,991,894
                                                                  -------------    -------------
     Property - net                                                 31,400,676       29,338,564
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               603,703          572,189
  Other fixed assets                                                   214,426          209,223
                                                                  -------------    -------------
                                                                       818,129          781,412
  Less accumulated depreciation                                        575,418          565,571
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               242,711          215,841
                                                                  -------------    -------------

        Property and equipment - net                               $31,643,387      $29,554,405
                                                                  =============    =============
                                                  -6-

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


As of April 30, 2001, the Company's marketable securities were classified as follows:


                                                                                    Gross            Gross
                                                                                 Unrealized       Unrealized        Fair
                                                                     Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:

            Certificate of deposit                                   $43,275           $-               $-          $43,275
                                                                =============  =============    =============  =============

  Noncurrent:
            Available-for-sale:
              Equity securities                                   $2,913,900       $549,675             $-       $3,463,575
                                                                =============  =============    =============  =============


  Investment income consists of the following:
                                                                    Three Months Ended              Nine Months Ended
                                                                         April 30,                       April 30,
                                                                -------------  -------------    -------------  -------------
                                                                     2001           2000             2001           2000
                                                                -------------  -------------    -------------  -------------
              Interest income                                        $11,018        $16,737          $35,746        $53,863
              Dividend income                                         52,057         48,450          148,871        145,513
              Gain on sale of securities                                 -              -                248            -
                                                                -------------  -------------    -------------  -------------
                 Total                                               $63,075        $65,187         $184,865       $199,376
                                                                =============  =============    =============  =============




5.  Long Term Debt:
                                                                       April 30, 2001                    July 31, 2000
                                                            -------------------------------------------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %   4/01/07          $266,666      $2,666,667          $266,666       $2,866,667
  Jamaica, New York property       (b) Variable   3/01/07                 -       2,300,000                 -                -
  Jowein building, Brooklyn, N.Y.  (c)      9 %   3/31/05           110,246         396,222           103,128          479,819
  Fishkill, New York property      (d)  8 1/4 %   7/01/04            94,993       2,091,528            89,312        2,163,500
  Circleville, Ohio property       (e)      7 %   9/30/02           410,193         179,545           389,272          489,858
  Brooklyn, New York property -
           Paid off 4/30/01        (f)  8 1/2 %   5/01/01                 -               -           174,657                -
                                                              --------------  --------------    --------------  ---------------


       Total                                                       $882,098      $7,633,962        $1,023,035       $5,999,844
                                                              ==============  ==============    ==============  ===============

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

      2.) Upon completion of the renovations, the construction loan would convert to a ten (10) year second mortgage permanent loan on a fifteen
      (15) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan during the first five (5) years is at a fixed rate per annum equal to 2.25% above the five (5) year Treasury Note Rate in effect at the time of conversion to a permanent loan. The interest rate during the five (5) year renewal term is at a fixed rate per annum equal to 2.25% above the five (5) year Treasury Note Rate, as of the start of the renewal term.

   Payments are to be made, in arrears, on the first day of each and every month calculated (a) during the period of the construction loan, interest only, and (b) during the ten (10) year period of the term loan, at the sum of the interest rate plus amortization sufficient to fully liquidate the loan over a fifteen (15) year period. As additional collateral security, the Company will conditionally assign to the bank all leases and rents on the premises, or portions thereof, whether now existing or hereafter consummated. The Company has an option to prepay principal, in whole or in part, plus interest accrued thereon, at any time during the term, without premium or penalty. Other provisions of the loan agreement provide certain restrictions on the incurrence of indebtedness and the sale or transfer of the Company's ground lease interest in the premises. Both credit facilities will be subject to the bank's existing first position mortgage loan on the premises. As of April 30, 2001, the Company has secured advances of $2,300,000 against the principal amount of the loan.


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

(f)The mortgage loan was paid off on April 30, 2001.

6.   Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:

                                                                    April 30, 2001                    July 31, 2000
                                                            -------------------------------  -------------------------------

                                                                    Due             Due              Due             Due
                                                                  Within           After           Within           After
                                                                 One Year        One Year         One Year        One Year
                                                             -------------   -------------    -------------   -------------

Deferred compensation  *                                           $69,333            $-           $104,000         $43,333
Lease security deposits  **                                            -           362,400           33,125         319,110
                                                              -------------   -------------    -------------   -------------
    Total                                                          $69,333        $362,400         $137,125        $362,443
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

     **Does not include three irrevocable letters of credit totaling
       $291,500 at April 30, 2001 and $275,000 at July 31, 2000, provided by three tenants.

7.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,402 for each of the quarters ended April 30, 2001 and April 30, 2000, and $310,207 for each of the nine months ended April 30, 2001 and April 30, 2000, representing rentals from an affiliated company.

     Amounts due from the affiliated company are as follows:


                                                       April 30,       July 31,
                                                         2001            2000
                                                  ---------------  -------------
                                                        $227,423       $363,875
                                                    =============  =============

8.   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $64,892 and $187,771 as contributions to the Plan for the three and nine months ended April 30, 2001, respectively, and $58,476 and $178,562 as contributions to the Plan for the three and nine months ended April 30, 2000, respectively.

9.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


Supplemental disclosure:                                 Nine Months Ended
                                                             April 30,
                                                  ------------------------------
                                                       2001           2000
                                                  ---------------  -------------
Interest paid, net of capitalized interest of           $425,943       $474,769
   $31,058 for the 2001 nine month period.
   There was no capitilized interest for the
   2000 nine month period.
Income taxes paid                                       $143,360        $78,158

10.  Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from thirty-eight tenants, of which one tenant accounted for more than 10% of rental income during the three months ended April 30, 2001. That tenant accounted for 15.63% of rental income.

11.  Contingencies:

     Jamesway Corporation ("Jamesway"), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996, but continued occupancy until March 22, 1996. The Company has realized from Jamesway $513,343, or 54% on account of its unsecured claim, and 100% of its allowed administrative claim of $54,887, for a total of $568,230. The Company has made no provision in its financial statements for the balance of its claims filed against Jamesway due to the fact that the recovery of $47,532 in the nine months ended April 30, 2001 represents the final recovery from Jamesway.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended April 30, 2001 Compared to the Three Months Ended April 30, 2000:

In the three months ended April 30, 2001, the Company reported net income of $294,107, or $.14 per share. In the comparable three months ended April 30, 2000, the Company reported net income of $293,671, or $.14 per share.

Revenues in the current three months increased to $2,855,015 from $2,715,616 in the comparable 2000 three months. The increase is primarily due to the leasing of 11,200 square feet to a tenant at the Company's Jamaica, New York property. The lease commenced September 1, 2000.

Real estate operating expenses in the current three months increased to $1,501,269 from $1,387,532 in the comparable 2000 three months primarily due to an increase in real estate taxes, payroll, utility and maintenance costs, partially offset by a decrease in water and sewer costs and licenses and permits.

Administrative and general expenses in the current three months increased to $566,155 from $541,803 in the comparable 2000 three months primarily due to an increase in payroll and medical costs.

Depreciation and amortization expense in the current three months increased to $282,777 from $251,941 in the comparable 2000 three months, primarily due to depreciation on the additional improvements to the Jamaica, New York property.

Interest expense in the current three months exceeded investment income by $70,707 and by $85,669 in the comparable 2000 three months. The decrease was due to scheduled repayments of debt.

Nine Months Ended April 30, 2001 Compared to the Nine Months Ended April 30,
2000:

In the nine months ended April 30, 2001, the Company reported net income of $741,409, or $.36 per share. In the comparable nine months ended April 30, 2000, the Company reported net income of $785,528, or $.37 per share.

Revenues in the current nine months increased to $8,403,472 from $8,147,692 in the comparable 2000 nine months. The increase is primarily due to the leasing of 11,200 square feet to a tenant at the Company's Jamaica, New York property. The lease commenced September 1, 2000.

Real estate operating expenses in the current nine months increased to $4,465,851 from $4,184,417 in the comparable 2000 nine months primarily due to an increase in real estate taxes, payroll, utility and maintenance costs, partially offset by a decrease in water and sewer costs and licenses and permits.

Administrative and general expenses in the current nine months increased to $1,779,462 from $1,704,304 in the comparable 2000 nine months primarily due to an increase in payroll and medical costs, partially offset by a decrease in legal and professional costs.

Depreciation and amortization expense in the current nine months increased to $806,331 from $746,823 in the comparable 2000 nine months, primarily due to depreciation on the additional improvements to the Jamaica, New York property.

Interest expense in the current nine months exceeded investment income by $234,951 and by $270,620 in the comparable 2000 nine months. The decrease was due to scheduled repayments of debt.


The bad debt recovery in the amount of $47,532 in the nine months ended April 30, 2001 relates to the bad debt write-off of $424,011 in the 1996 fiscal year. See Note 11 to the Consolidated Financial Statements. There was no comparable item in the 2000 nine month period.

The Company purchased 25,000 shares of its outstanding common stock during the nine months ended April 30, 2001. The effect on earnings per share for the nine months ended April 30, 2001 was $.003.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,770,914 at April 30, 2001.

The Company, on October 20, 2000, completed a lease with the State of New York for 42,250 square feet of office space in the Company's Jamaica, New York property. Occupancy commenced on May 1, 2001. See note 5(b) for details of a loan with a bank, closed by the Company on December 13, 2000, to cover the cost of capital improvements in connection with the aforementioned lease of 42,250 square feet.

During fiscal 2000, the Company leased an additional 11,200 square feet of office space to the State of New York for use by the Department of Labor which space is contiguous to the existing office space occupied by the State in the Company's Jamaica, New York property. Rent for the additional space commenced September 1, 2000.

The tenant that occupies 25,915 square feet at the Company's Fishkill, New York Property exercised its option to renew its lease for an additional five years. The option period became effective in November, 2000.

The Company will increase its cash flow by approximately $400,000 due to scheduled rental increases from existing tenants for the year ending July 31, 2001.

The Company has obtained a judgment in the amount of $4,147,500, plus interest, from the New York State Court of Claims in connection with a condemnation by the State of New York, relating to the Fishkill property, from which judgment the State has appealed. Accordingly, the foregoing judgment and related reduction in the Company's value of the property have not been recorded in the financial statements of the Company at this time.

Cash Flows From Operating Activities:

Deferred Expenses: Cash expenditures for the nine months ended April 30, 2001 increased by $306,408 due primarily to legal and professional costs, and brokerage commissions in obtaining a new tenant and financing costs to obtain a loan, the proceeds of which are to be utilized by the Company toward its cost of capital improvements relating to the new tenant's occupancy at the Company's Jamaica, New York building. Occupancy commenced on May 1, 2001.

Receivables: The Company is due the amount of $507,339 as of April 30, 2001 as reimbursement for expenditures for renovations made on behalf of one tenant at the Jamaica, New York building.

Prepaid Expenses: Cash expenditures for the nine months ended April 30, 2001 increased by $103,186 compared to the comparable nine months ended April 30, 2000, due primarily to an increase in real estate taxes and insurance premiums.

Payroll and other Accrued Liabilities: Liabilities increased by $150,000 due principally to the recording of a brokerage commission in obtaining a new tenant at the Company's Jamaica, New York building.


Cash Flows From Investing Activities:

Capital Expenditures: The Company had expenditures of $3,918,484 ($3,500,333 for the nine months ended April 30, 2001) to renovate 11,200 square feet of additional space for an existing tenant and 42,250 square feet for a new tenant at its Jamaica, New York building, of which $1,056,196 is applicable to the nine months ended April 30, 2001 and is to be reimbursed by the tenants. The Company anticipates that the total renovations will amount to approximately $4,500,000 of which approximately $1,558,903 will be reimbursed by the tenants. The renovation for the 11,200 square feet was completed during December, 2000 and the renovation for the 42,250 square feet was substantially completed on May 1, 2001.

The Company had expenditures of $214,907 for the nine months ended April 30, 2001 for renovations of its Fishkill, New York building. The total renovations amounted to $237,000 and will be completed during July, 2001.


Cash Flows From Financing Activities:

Borrowing: Mortgage Debt - The Company secured financing from a bank in the principal amount of $3,500,000 (see note 5 (b)). As of April 30, 2001, the Company secured advances of $2,300,000 against the principal amount. The balance of the mortgage, due May 1, 2001, on the Brooklyn, New York property in the amount of $166,822 was paid off on April 30, 2001.

The Company purchased 25,000 shares of its outstanding common stock in a private transaction for a total purchase price of $213,750 in the nine months ended April 30, 2001.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended April 30, 2001.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     June 11, 2001                              Lloyd J. Shulman

                                               Lloyd J. Shulman
                                               Chairman



Date     June 11, 2001                                   Alex Slobodin

                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)