Form 10-K
period 2001-07-31
MAYS J W INC
filed 2001-10-18
CIK 54187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: July 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_  No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] No delinquent filers.

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $5,218,144 as of September 21, 2001 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's common stock as of September 21, 2001 was 2,033,280.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                                          Part of Form 10-K
                                                                        in which the Document
                            Document                                       is incorporated
                            --------                                       ---------------
Annual Report to Shareholders for Fiscal Year Ended July 31, 2001           Parts I and II
Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders         Part III

================================================================================

                                J. W. MAYS, INC.

                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2001


                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
     Item 1.  Business ....................................................    3

     Item 2.  Properties ..................................................    3

     Item 3.  Legal Proceedings ...........................................    7

     Item 4.  Submission of Matters to a Vote of Security Holders .........    7

     Executive Officers of the Registrant .................................    8


PART II

     Item 5.  Market for Registrant's Common Stock and Related
                Shareholder Matters .......................................    8

     Item 6.  Selected Financial Data .....................................    8

     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................    8

     Item 8.  Financial Statements and Supplementary Data .................    8

     Item 9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure ..................................    9


PART III

     Item 10. Directors and Executive Officers of the Registrant ..........    9

     Item 11. Executive Compensation ......................................    9

     Item 12. Security Ownership of Certain Beneficial Owners and
                Management ................................................    9

     Item 13. Certain Relationships and Related Transactions ..............    9


PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K ..................................................    9

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

     The Company employs approximately 29 employees and has a contract with a union covering rates of pay, hours of employment and other conditions of employment for approximately 17% of its employees. The Company considers that its labor relations with its employees and union are good.


ITEM 2.  PROPERTIES.

     The table below sets forth certain information as to each of the properties currently operated by the Company:

                                                                     APPROXIMATE
                              LOCATION                               SQUARE FEET
                              --------                               -----------

1. Brooklyn, New York
     Fulton Street at Bond Street ..................................   380,000

2. Brooklyn, New York
     Jowein building
     Fulton Street and Elm Place ...................................   430,000

3. Jamaica, New York
     Jamaica Avenue at 169th Street ................................   297,000

4. Fishkill, New York
     Route 9 at Interstate Highway 84 ..............................   203,000
                                                                     (located on
                                                                     14.6 acres)

5. Levittown, New York
     Hempstead Turnpike ............................................    85,800

6. Massapequa, New York
     Sunrise Highway ...............................................   133,400

7. Circleville, Ohio
     Tarlton Road ..................................................   193,350
                                                                     (located on
                                                                     11.6 acres)

8. Brooklyn, New York
     Truck bays, passage facilities and tunnel-Schermehorn Street ..    17,000
     Building-Livingston Street ....................................    10,500

     Properties leased are under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 6 to the Consolidated Financial Statements contained in the 2001 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Jowein building, Jamaica building, Fishkill property and the Ohio property.

1.   Brooklyn, New York--Fulton Street at Bond Street

     15% of the premises is leased by the Company under eight separate leases. Expiration dates are as follows: 4/30/2011 (5 leases); 6/30/2011 (1 lease); and 12/8/2013 (1 lease) which has two thirty-year renewal options through 12/8/2073. A lease of which the Company owns 2/3 of the premises, expired 1/31/2001. The rental on this property is continuing on a month to month basis with negotiations with the party having the 1/3 interest in progress. There are no present plans for additional improvements of this property.

     The property is currently leased to eight tenants of which six are retail tenants and two occupy office space. One tenant occupies in excess of 10% of the rentable square footage (26.11%). This tenant subleases to a flea market, department store, shoe store, fast food restaurant and various other retail shops. The lease expires April 30, 2011 with no renewal options.

              OCCUPANCY                 LEASE EXPIRATION
          ----------------      -------------------------------
            YEAR                   YEAR     NUMBER OF    AREA
           ENDED     RATE         ENDED      LEASES     SQ. FT.
          -------   ------      ---------   ---------   -------
          7/31/97   28.77%      7/31/2003       1            63
          7/31/98   28.77%      7/31/2004       1         1,140
          7/31/99   31.57%      7/31/2005       1         2,140
          7/31/00   31.57%      7/31/2006       2         3,718
          7/31/01   31.57%      7/31/2009       1         3,080
                                7/31/2011       2       109,819
                                                -       -------
                                                8       119,960
                                                -       -------

     As of July 31, 2001 the federal tax basis is $9,566,805 with accumulated depreciation of $5,105,001 for a net carrying value of $4,461,804. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $722,340 and the rate used is averaged at $9.768 per $100 of assessed valuation.

2.   Brooklyn, New York--Jowein building, Fulton St. & Elm Place

     Approximately 50% of the premises is owned and 50% is leased. The lease is with one landlord and expires April 30, 2010. There are no renewal options. There are no present plans for additional improvements of this property. Approximately 290,000 square feet of the property is currently leased to twelve tenants of which six are retail stores, three are fast food restaurants and three leases are for office space. One tenant is a New York City agency which occupies in excess of 10% of the rentable square footage (33.33%). The lease expires April 29, 2010 with no renewal options. Approximately 100,000 square feet of the building is available for lease.

              OCCUPANCY                 LEASE EXPIRATION
          ----------------      -------------------------------
            YEAR                   YEAR     NUMBER OF    AREA
           ENDED     RATE         ENDED      LEASES     SQ. FT.
          -------   ------      ---------   ---------   -------
          7/31/97   65.19%      7/31/2004       1        23,603
          7/31/98   65.19%      7/31/2006       1         8,000
          7/31/99   65.19%      7/31/2007       1         5,500
          7/31/00   65.21%      7/31/2010       8       252,138
          7/31/01   67.38%      7/31/2011       1           500
                                               --       -------
                                               12       289,741
                                               --       -------

     As of July 31, 2001 the federal tax basis is $10,247,740 with accumulated depreciation of $5,807,496 for a net carrying value of $4,440,244. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $923,868 and the rate used is averaged at $9.768 per $100 of assessed valuation.

3.   Jamaica, New York--Jamaica Avenue at 169th Street

     The building is owned and the fee leased from an affiliated company. The lease expires July 31, 2027. 42,250 square feet on one floor of the premises was renovated for office space for a new tenant. Occupancy commenced May 1, 2001. The property is currently leased to ten tenants: five are retail tenants and five for office space. Four tenants each occupy in excess of 10% of the rentable square footage: one, a department store that occupies 27.35% with a lease that expires August 31, 2005 and has one five-year renewal option; another, a major retail store occupies 15.86%; and two tenants occupy office space--one occupies 14.23% and the other 11.07% of the rentable space. Approximately 27,000 square feet of the building are available for lease. There are no present plans for additional improvements of this property.

              OCCUPANCY                 LEASE EXPIRATION
          ----------------      -------------------------------
            YEAR                   YEAR     NUMBER OF    AREA
           ENDED     RATE         ENDED      LEASES     SQ. FT.
          -------   ------      ---------   ---------   -------
          7/31/97   59.59%      7/31/2002       1         2,680
          7/31/98   62.34%      7/31/2006       2       128,342
          7/31/99   62.34%      7/31/2007       4        57,307
          7/31/00   62.34%      7/31/2008       2         8,021
          7/31/01   80.34%      7/31/2011       1        42,250
                                               --       -------
                                               10       238,600
                                               --       -------

     As of July 31, 2001 the federal tax basis is $15,705,353 with accumulated depreciation of $6,022,593 for a net carrying value of $9,682,760. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $272,793 and the rate used is averaged at $9.768 per $100 of assessed valuation.

4.   Fishkill, New York--Route 9 at Interstate Highway 84

     The Company owns the entire premises. There are no present plans for the additional improvements of this property. Approximately 26,000 square feet are leased to one tenant for office space and approximately 177,000 square feet of the building are available for lease.

              OCCUPANCY                 LEASE EXPIRATION
          ----------------      -------------------------------
            YEAR                   YEAR     NUMBER OF    AREA
           ENDED     RATE         ENDED      LEASES     SQ. FT.
          -------   ------      ---------   ---------   -------
          7/31/97   12.28%      7/31/2006       1        25,915
          7/31/98   12.28%
          7/31/99   12.28%
          7/31/00   12.28%
          7/31/01   12.28%

     As of July 31, 2001 the federal tax basis is $9,517,653 with accumulated depreciation of $5,815,851 for a net carrying value of $3,701,802. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $125,272 and the rate used is averaged at $3.39 per $100 of assessed valuation.

5.   Levittown, New York--Hempstead Turnpike

     The Company owns the entire premises. There are no present plans for additional improvements of this property. The property is currently leased to one tenant that operates the premises as a game room and fast food restaurant. The lease expires September 30, 2004 with one five year renewal option.

              OCCUPANCY                 LEASE EXPIRATION
          ----------------      -------------------------------
            YEAR                   YEAR     NUMBER OF    AREA
           ENDED     RATE         ENDED      LEASES     SQ. FT.
          -------   ------      ---------   ---------   -------
          7/31/97    100%       7/31/2005    Building    15,243
          7/31/98    100%                      Land      70,557
          7/31/99    100%                       1        85,800
          7/31/00    100%
          7/31/01    100%

     As of July 31, 2001 the federal tax basis is $273,550 with accumulated depreciation of $269,698 for a net carrying value of $3,852. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $120,315 and the rate used is averaged at $115.01 per $100 of assessed valuation.

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

              OCCUPANCY                 LEASE EXPIRATION
          ----------------      -------------------------------
            YEAR                   YEAR     NUMBER OF    AREA
           ENDED     RATE         ENDED      LEASES     SQ. FT.
          -------   ------      ---------   ---------   -------
          7/31/97    100%       7/31/2009       2       133,400
          7/31/98    100%
          7/31/99    100%
          7/31/00    100%
          7/31/01    100%

     The real estate taxes for this property are $320,820 and the rate used is averaged at $101.13 per $100 of assessed valuation.

     The Company does not own this property. Improvements to the property are made by the tenants.

7.   Circleville, Ohio--Tarlton Road

     The Company owns the entire premises. There are no present plans for additional improvements of this property. The entire property is currently leased to one tenant. The tenant is a manufacturer and uses these premises as a warehouse and distribution facility. The lease expires September 30, 2002. There are three five year renewal options.

              OCCUPANCY                 LEASE EXPIRATION
          ----------------      -------------------------------
            YEAR                   YEAR     NUMBER OF    AREA
           ENDED     RATE         ENDED      LEASES     SQ. FT.
          -------   ------      ---------   ---------   -------
          7/31/97    100%       7/31/2003       1       193,350
          7/31/98    100%
          7/31/99    100%
          7/31/00    100%
          7/31/01    100%

     As of July 31, 2001 the federal tax basis is $4,388,456 with accumulated depreciation of $1,201,601 for a net carrying value of $3,186,855. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $45,860 and the rate used is averaged at $34.97 per $1,000 of assessed valuation.

8.   Brooklyn, New York-Livingston Street

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

               (2) The Company constructed a building of six stories and basement on a 20 x 75-foot plot (acquired and made available by the City of New York and leased to the Company for a term expiring in 2013 with renewal options, the last of which expires in 2073). The plot is adjacent to and connected with the Company's Brooklyn properties.

In the opinion of management, all of the Company's properties are adequately covered by insurance.

     See Note 11 to the Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenant, the rental income from which equals 10% or more of the Company's rental income.


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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each Executive Officer of the Registrant (each of whom is elected annually) whose present term of office will expire upon the election and qualification of his successor:

                                                                  FIRST BECAME
                                    BUSINESS EXPERIENCE DURING    SUCH OFFICER
            NAME              AGE      THE PAST FIVE YEARS         OR DIRECTOR
            ----              ---   --------------------------    ------------
     Lloyd J. Shulman ......   59   President                    November, 1978
                                    Co-Chairman of the Board
                                      and President              June, 1995
                                    Chairman of the Board and
                                      President                  November, 1996
                                    Director                     November, 1977

     Alex Slobodin .........   86   Executive Vice President     November, 1965
                                    Treasurer                    September, 1955
                                    Director                     November, 1963

     Mark Greenblatt .......   47   Vice President               August, 2000
                                    Assistant Treasurer          November, 1987

     Ward N. Lyke, Jr. .....   50   Vice President               February, 1984

     George Silva ..........   51   Vice President               March, 1995

     All of the above mentioned officers have been appointed as such by the directors and, except for Mr. Greenblatt, have been employed as Executive Officers of the Company during the past five years.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The information appearing under the heading "Common Stock and Dividend Information" on page 21 of the Registrant's 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

     The information appearing under the heading "Summary of Selected Financial Data" on page 2 of the Registrant's 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 20 of the Registrant's 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Financial Statements, together with the report of D'Arcangelo & Co., LLP, Independent Auditors, dated October 11, 2001, appearing on pages 4 through 16 of the Registrant's 2001 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, 7 and 8 hereof, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Response to that part of this item relating to Disagreements with Accountants and Financial Disclosures--None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and such information is incorporated herein by reference.

     The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the heading "Executive Compensation" in the Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item appears under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Information Concerning Nominees for Election as Directors" in the Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item appears under the headings "Executive Compensation", "Certain Transactions" and "Certain Relationships and Related Transactions" in the Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and such information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          1. The Consolidated Financial Statements and report of D'Arcangelo & Co., LLP, Independent Auditors, dated October 11, 2001, set forth on pages 4 through 16 of the Registrant's 2001 Annual Report to Shareholders.

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

     (99) Additional exhibits--none.

(b) Reports on Form 8-K--No reports on Form 8-K were required to be filed by the Registrant during the three months ended July 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                J. W. MAYS, INC.
                                          -----------------------------
                                                  (REGISTRANT)


      October 17, 2001                By:       LLOYD J. SHULMAN
                                          -----------------------------
                                                Lloyd J. Shulman
                                             Chairman of the Board
                                          Principal Executive Officer
                                                  President
                                         Principal Operating Officer


      October 17, 2001                By:        ALEX SLOBODIN
                                          -----------------------------
                                                 Alex Slobodin
                                           Executive Vice President
                                                 and Treasurer
                                          Principal Financial Officer


      October 17, 2001                By:       MARK GREENBLATT
                                          -----------------------------
                                                Mark Greenblatt
                                                 Vice President
                                            and Assistant Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

         SIGNATURE                      TITLE                        DATE
         ---------                      -----                        ----

      LLOYD J. SHULMAN          Chairman of the Board,          October 17, 2001
-----------------------------     Chief Executive Officer,
      Lloyd J. Shulman            President, Chief Operating
                                  Officer and Director


        ALEX SLOBODIN           Executive Vice President,       October 17, 2001
-----------------------------     Treasurer and Director
        Alex Slobodin


       LANCE D. MYERS           Director                        October 17, 2001
-----------------------------
       Lance D. Myers


        DEAN L. RYDER           Director                        October 17, 2001
-----------------------------
        Dean L. Ryder


        JACK SCHWARTZ           Director                        October 17, 2001
-----------------------------
        Jack Schwartz


      SYLVIA W. SHULMAN         Director                        October 17, 2001
-----------------------------
      Sylvia W. Shulman


       LEWIS D. SIEGEL          Director                        October 17, 2001
-----------------------------
       Lewis D. Siegel

            INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES

     Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 2001, which are incorporated herein by reference:

     Report of Independent Auditors (page 16)

     Consolidated Balance Sheets (pages 4 and 5)

     Consolidated Statements of Income and Retained Earnings (page 6)

     Consolidated Statements of Comprehensive Income (page 6)

     Consolidated Statements of Cash Flows (page 7)

     Notes to Consolidated Financial Statements (pages 8-15)


                                                                            PAGE
                                                                            ----
     Financial Statement Schedules:

          Report of Independent Auditors ................................     12
      II  Valuation and Qualifying Accounts .............................     13
      III Real Estate and Accumulated Depreciation ......................     14

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


                             ----------------------


         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders
J. W. Mays, Inc. and Subsidiaries

     We have audited the consolidated financial statements of J. W. Mays, Inc. and subsidiaries as of July 31, 2001 and 2000, and for the three years ended July 31, 2001 and have issued our report thereon dated October 11, 2001; such consolidated financial statements and report are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J. W. Mays, Inc. and subsidiaries listed in
Item 14(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D'ARCANGELO & CO., LLP
Purchase, N.Y.
October 11, 2001

                                                                     SCHEDULE II

                                J. W. MAYS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                       YEAR ENDED JULY 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
Allowance for net unrealized gains (losses) on marketable securities:

    Balance, beginning of period ..............  $ 95,117   $206,998   $423,879
    Additions (Reductions) ....................   685,761   (111,881)  (216,881)
                                                 --------   --------   --------
    Balance, end of period ....................  $780,878   $ 95,117   $206,998
                                                 ========   ========   ========

Deferred income tax asset
  valuation allowance:

    Balance, beginning of period ..............  $   --     $  9,171   $ 24,991
    (Reductions) ..............................      --       (9,171)   (15,820)
                                                 --------   --------   --------
    Balance, end of period ....................  $   --     $   --     $  9,171
                                                 ========   ========   ========

                                                                    SCHEDULE III

                                J. W. MAYS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                  JULY 31, 2001

======================================================================================================
            COL. A              |    COL. B   |           COL. C          |          COL. D
--------------------------------|-------------|---------------------------|---------------------------
                                |             |                           |     COST CAPITALIZED
                                |             |  INITIAL COST TO COMPANY  | SUBSEQUENT TO ACQUISITION
                                |             |---------------------------|---------------------------
                                |    ENCUM-   |               BUILDING &  |                   CARRIED
         DESCRIPTION            |    BRANCES  |    LAND      IMPROVEMENTS | IMPROVEMENTS        COST
------------------------------------------------------------------------------------------------------
OFFICE AND RENTAL BUILDINGS
Brooklyn, New York
  Fulton Street at Bond Street ... $     --     $1,703,157    $ 3,862,454    $ 7,496,350      $  --
Jamaica, New York
  Jamaica Avenue at
  169th Street      5,166,667 ....       --      3,215,699     12,489,654           --           --
Fishkill, New York
  Route 9 at Interstate
  Highway 84 .....................  2,163,500      467,341      7,212,116      2,347,858         --
Brooklyn, New York
  Jowein Building
  Fulton Street and Elm Place ....    479,819     1,622,232       770,561      9,477,180         --
Levittown, New York
  Hempstead Turnpike                     --         95,256        200,560         72,990         --
Circleville, Ohio
  Tarlton Road ...................    489,858      120,849      4,388,456           --           --
                                   ----------   ----------    -----------    -----------      -------
    Total (A) .................... $8,299,844   $4,008,835    $19,649,846    $31,884,032      $  --
                                   ==========   ==========    ===========    ===========      =======


====================================================================================================================================
            COL. A                |               COL. E                   |    COL. F    |    COL. G    |  COL. H  |      COL. I
----------------------------------|----------------------------------------|--------------|--------------|----------|---------------
                                  |     GROSS AMOUNT AT WHICH CARRIED      |              |              |          | LIFE ON WHICH
                                  |           AT CLOSE OF PERIOD           |              |              |          |DEPRECIATION IN
                                  |----------------------------------------|              |              |          | LATEST INCOME
                                  |              BUILDING &                |  ACCUMULATED |   DATE OF    |   DATE   |  STATEMENT IS
         DESCRIPTION              |   LAND      IMPROVEMENTS      TOTAL    | DEPRECIATION | CONSTRUCTION | ACQUIRED |    COMPUTED
------------------------------------------------------------------------------------------------------------------------------------
OFFICE AND RENTAL BUILDINGS
Brooklyn, New York
  Fulton Street at Bond Street ... $1,703,157    $11,358,804   $13,061,961    $ 5,342,817      Various      Various       (1)(2)
Jamaica, New York
  Jamaica Avenue at
  169th Street      5,166,667 ....       --       15,705,353    15,705,353      5,974,308      1959         1959          (1)(2)
Fishkill, New York
  Route 9 at Interstate
  Highway 84 .....................    467,341      9,559,974    10,027,315      5,339,171      10/74        11/72         (1)
Brooklyn, New York
  Jowein Building
  Fulton Street and Elm Place ....  1,622,232     10,247,741    11,869,973      6,182,026      1915         1950          (1)(2)
Levittown, New York
  Hempstead Turnpike                   95,256        273,550       368,806        247,064      4/69         6/62          (1)
Circleville, Ohio
  Tarlton Road ...................    120,849      4,388,456     4,509,305        932,546      9/92         12/92         (1)
                                   ----------    -----------   -----------    -----------
    Total (A) .................... $4,008,835    $51,533,878   $55,542,713    $24,017,932
                                   ==========    ===========   ===========    ===========

----------------
(1)  Building and improvements         18-40 years

(2)  Improvements to leased property    3-40 years

(A)  Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $827,886 and Accumulated
     Depreciation thereon of $589,536 at July 31, 2001.


                                                       YEAR ENDED JULY 31,
                                             ---------------------------------------
                                                 2001          2000          1999
                                             -----------   -----------   -----------
INVESTMENT IN REAL ESTATE
  Balance at Beginning of Year ............. $52,330,458   $50,621,497   $49,120,806
  Improvements .............................   3,212,255     1,708,961     1,500,691
                                             -----------   -----------   -----------
  Balance at End of Year ................... $55,542,713   $52,330,458   $50,621,497
                                             ===========   ===========   ===========

ACCUMULATED DEPRECIATION
  Balance at Beginning of Year ............. $22,991,895   $22,035,880   $21,097,162
  Additions Charged to Costs and Expenses ..   1,026,037       956,015       938,718
                                             -----------   -----------   -----------
  Balance at End of Year ................... $24,017,932   $22,991,895   $22,035,880
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

(9)  Voting trust agreement--not applicable

(10) Material contracts--(i) through (iii) incorporated by reference

(11) Statement re computation of per share earnings--not applicable

(12) Statement re computation of ratios--not applicable

(13) Annual report to security holders

(16) Letter re change in certifying auditors--not applicable

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

                         FISCAL YEAR ENDED JULY 31, 2001


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