Form 10-Q
period 2001-10-31
MAYS J W INC
filed 2001-12-05
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 2001

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

        Class                                Outstanding at December 4, 2001
Common Stock,  $1 par value                       2,033,280 shares

                                             This report contains 15 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 11

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             12 - 13


Part II  -  Other Information                                 14

                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     October 31,       July 31,
                             ASSETS                                     2001             2001
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 8)                        $31,541,177      $31,763,131
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           3,206,422        1,003,130
  Marketable securities  (Note 4)                                        44,073           43,741
  Receivables (Note 9)                                                  429,551          619,062
  Deferred income taxes                                                  59,000          112,000
  Prepaid expenses                                                      561,336        1,083,256
                                                                   -------------    -------------
       Total current assets                                           4,300,382        2,861,189
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,996,045        2,980,935
  Less accumulated amortization                                       1,705,660        1,654,395
                                                                   -------------    -------------
       Net                                                            1,290,385        1,326,540
  Security deposits                                                     666,818          663,358
  Unbilled receivables (Note 9)                                       4,723,377        4,756,828
  Unbilled receivables - affiliated company (Note 9)                    136,453          181,937
  Receivables                                                           373,636          430,914
  Marketable securities  (Note 4)                                     3,989,293        3,593,770
                                                                   -------------    -------------
       Total other assets                                            11,179,962       10,953,347
                                                                   -------------    -------------


        TOTAL ASSETS                                                $47,021,521      $45,577,667
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                         $8,262,434       $7,331,449
  Other (Note 7)                                                        366,808          364,190
                                                                   -------------    -------------
       Total long-term debt                                           8,629,242        7,695,639
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,998,000        2,924,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       63,812           29,324
  Payroll and other accrued liabilities                                 567,244          680,746
  Income taxes payable                                                  208,327          200,689
  Other taxes payable                                                     4,850            2,941
  Current portion of long-term debt - mortgages payable (Note 6)      1,007,018          968,395
  Current portion of long-term debt - other (Note 7)                     17,333           43,333
                                                                   -------------    -------------
       Total current liabilities                                      1,868,584        1,925,428
                                                                   -------------    -------------

       Total liabilities                                             13,495,826       12,545,067
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      621,401          515,878
  Retained earnings                                                  28,440,104       28,052,532
                                                                   -------------    -------------
                                                                     34,586,047       34,092,952
  Less common stock held in treasury, at cost - 145,017
    shares at October 31, 2001 and at July 31, 2001                   1,060,352        1,060,352
                                                                   -------------    -------------
       Total shareholders' equity                                    33,525,695       33,032,600
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $47,021,521      $45,577,667
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                   -3-

                        J.  W. MAYS, INC.

    CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                     Three Months Ended
                                                                         October 31,
                                                               --------------- ----------------
                                                                     2001            2000
                                                               --------------  --------------
                                                                  (Unaudited)     (Unaudited)

Revenues
  Rental income (Notes 9)                                          $3,062,784      $2,633,489

  Rental income - affiliated company                                  103,403         103,403
                                                                --------------  --------------
      Total revenues                                                3,166,187       2,736,892
                                                                --------------  --------------


Expenses
  Real estate operating expenses                                    1,475,091       1,405,989
  Administrative and general expenses                                 601,924         545,816
  Bad debt (recovery)                                                     -           (47,532)
  Depreciation and amortization                                       280,305         261,277
                                                                --------------  --------------
       Total expenses                                               2,357,320       2,165,550
                                                                --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                   808,867         571,342
                                                                --------------  --------------
Investment income and interest expense:
  Investment income (Note 4)                                           77,338          60,288
  Interest expense (Notes 6 and 11)                                  (182,633)       (144,155)
                                                                --------------  --------------
                                                                     (105,295)        (83,867)
                                                                --------------  --------------

Income before income taxes                                            703,572         487,475
Income taxes provided                                                 316,000         174,000
                                                                --------------  --------------
Net income                                                            387,572         313,475

Retained earnings, beginning of period                             28,052,532      26,761,938
                                                                --------------  --------------
Retained earnings, end of period                                  $28,440,104     $27,075,413
                                                                ==============  ==============

Income per common share (Note 2)                                         $.19            $.15
                                                                ==============  ==============

Dividends per share                                                      $-              $-
                                                                ==============  ==============

Average common shares outstanding                                   2,033,280       2,086,378
                                                                ==============  ==============


See Notes to Consolidated Financial Statements.

                              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                     Three Months Ended
                                                                         October 31,
                                                               --------------- ----------------
                                                                    2001            2000
                                                               --------------- ----------------
                                                                  (Unaudited)     (Unaudited)

Net Income                                                           $387,572        $313,475
                                                               --------------- ----------------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain on available-for-sale securities:

       Net of taxes of $55,000 and $32,000 for the three months

       ended October 31, 2001 and 2000, respectively.                 105,523          61,890
                                                                --------------  --------------


Comprehensive Income                                                 $493,095        $375,365
                                                                ==============  ==============
See Notes to Consolidated Financial Statements.

                                   -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three Months Ended
                                                                            October 31,
                                                                 ---------------  ---------------
                                                                        2001             2000
                                                                 ---------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $387,572         $313,475

Adjustments to reconcile income to
 net cash provided by operating activities:
  Depreciation and amortization                                         280,305          261,277
  Amortization of deferred expenses                                      58,397           51,417
  Other assets - deferred expenses                                      (22,242)         (50,073)
                      - unbilled receivables                             33,451           (9,846)
                      - unbilled receivables - affiliated company        45,484           45,484
                      - receivables                                      57,278              -
  Deferred income taxes                                                  72,000           98,000

Changes in:
  Receivables                                                           189,511         (218,072)
  Prepaid expenses                                                      521,920          504,856
  Accounts payable                                                       34,488           26,600
  Payroll and other accrued liabilities                                (113,502)         (30,983)
  Income taxes payable                                                    7,638           28,124
  Other taxes payable                                                     1,909            1,321
                                                                   -------------    -------------
     Cash provided by operating activities                            1,554,209        1,021,580
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                  (58,351)        (468,089)
  Security deposits                                                      (3,460)          (2,992)
  Marketable securities:
    Receipts from sales or maturities                                    50,000              -
    Payments for purchases                                             (285,332)            (539)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (297,143)        (471,620)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowing - mortgage                                                1,200,000              -
  Increase - security deposits                                            2,618            1,977
  Payments - mortgages and other debt                                  (256,392)        (236,580)
  Purchase of treasury stock                                                -           (213,750)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                      946,226         (448,353)
                                                                   -------------    -------------

Increase in cash                                                      2,203,292          101,607

Cash and cash equivalents at beginning of period                      1,003,130        1,529,082
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $3,206,422       $1,630,689
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                   -5-

                               J. W. MAYS,  INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Records and Use of Estimates:

   The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP").
   The preparation of the Company's financial statements in accordance with GAAP requires management to make estimates that affect the reported consolidated balance sheets, consolidated statements of income and retained earnings and consolidated statements of comprehensive income and related disclosures. Actual results could differ from those estimates.

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2001 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the year ended July 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire year ending July 31, 2002.

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,033,280 and 2,086,378 for the three months ended October 31, 2001, and October 31, 2000, respectively.

3. Comprehensive Income:

   SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. Comprehensive income is defined to include all changes in equity except those resulting from investments by and distributions to shareholders.

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


As of October 31, 2001, the Company's marketable securities were classified as follows:


                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:

            Certificate of deposit                                   $44,073           $-               $-          $44,073
                                                                =============  =============    =============  =============

  Noncurrent:
            Available-for-sale:
              Equity securities                                   $3,047,892       $941,401             $-       $3,989,293
                                                                =============  =============    =============  =============


  Investment income consists of the following:
                                                                    Three Months Ended
                                                                         October 31,
                                                                -------------  -------------
                                                                      2001           2000
                                                                  ___________    ___________
              Interest income                                        $33,663        $14,403
              Dividend income                                         43,675         45,885
                                                                -------------  -------------
                 Total                                               $77,338        $60,288
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

   The Company derives rental income from thirty-nine tenants, of which one tenant accounted for 15.09% and another tenant accounted for 14.96% of rental income during the three months ended October 31, 2001. No other tenant accounted for more than 10% of rental income during the same period.

6.   Long-Term Debt:


Long Term Debt:
                                                                    October 31, 2001                   July 31, 2001
                                                            -------------------------------------------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------

Mortgages:
  Jamaica, New York property       (a)  8 1/2 %   4/01/07          $266,667      $2,533,333          $266,667       $2,600,000
  Jamaica, New York property       (b)     6.98%  8/01/06           137,889       3,350,771            74,623        2,225,377
  Jowein building, Brooklyn, N.Y.  (c)      9 %   3/31/05           115,263         337,308           112,727          367,092
  Fishkill, New York property      (d)  8 1/4 %   7/01/04            98,979       2,041,022            96,965        2,066,535
  Circleville, Ohio property       (e)      7 %   9/30/02           388,220               -           417,413           72,445
                                                              --------------  --------------    --------------  ---------------

       Total                                                     $1,007,018      $8,262,434          $968,395       $7,331,449
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

(b) The Company, on December 13, 2000, closed a loan with a bank in the amount of $3,500,000. The loan is secured by a second position leasehold mortgage covering the entire leasehold interest of the Company as tenant in a certain ground lease and building in the Jamaica, New York property. The loan proceeds were utilized by the Company toward its costs of capital improvements of the premises in connection with the Company's lease of a significant portion of a floor in the building to the State of New York.

   The loan is structured in two phases:

      1.) A fifteen-month construction term with interest only on the amount owing at a floating rate per annum equal to the prime rate. During this period, the Company had the option to secure advances against the loan amount.

      2.) Upon completion of the renovations, the construction loan was converted to a ten (10) year second mortgage permanent loan on a fifteen (15) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan during the first five (5) years is at a fixed rate per annum equal to 2.25% above the five (5) year Treasury Note Rate in effect at the time of conversion to a permanent loan. The interest rate during the five (5) year renewal term is at a fixed rate per annum equal to 2.25% above the five (5) year Treasury Note Rate then in effect.

   Payments are to be made, in arrears, on the first day of each and every month calculated (a) during the period of the construction loan, interest only, and (b) during the ten (10) year period of the term loan, at the sum of the interest rate plus amortization sufficient to fully liquidate the loan over a fifteen (15) year period. As additional collateral security, the Company will conditionally assign to the bank all leases and rents on the premises, or portions thereof, whether now existing or hereafter consummated. The Company has an option to prepay principal, in whole or in part, plus interest accrued thereon, at any time during the term, without premium or penalty. Other provisions of the loan agreement provide certain restrictions on the incurrence of indebtedness and the sale or transfer of the Company's ground lease interest in the premises. Both credit facilities are subject to the bank's existing first position mortgage loan on the premises. As of July 31, 2001, the Company had secured advances of $2,300,000 against the principal amount of the loan. On August 2, 2001, the Company took down the balance of the loan of $1,200,000.


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

7.   Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:

                                                                    October 31, 2001                July 31, 2001
                                                            ----------------------------------------------------------------

                                                                    Due             Due              Due             Due
                                                                  Within           After           Within           After
                                                                 One Year        One Year         One Year        One Year
                                                             -------------   -------------    -------------   -------------

Deferred compensation  *                                           $17,333            $-            $43,333            $-
Lease security deposits  **                                            -           366,808              -           364,190
                                                              -------------   -------------    -------------   -------------
    Total                                                          $17,333        $366,808          $43,333        $364,190
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

     **Does not include three irrevocable letters of credit totaling
       $291,500 at October 31, 2001 and July 31, 2001, provided by three tenants.

8.   Property and Equipment - at cost:
                                                                    October 31,       July 31,
                                                                       2001             2001
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $42,430,649      $42,371,769
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               4,008,835        4,008,835
  Construction in progress                                                 -              4,100
                                                                  -------------    -------------
                                                                    55,597,493       55,542,713
  Less accumulated depreciation                                     24,285,393       24,017,931
                                                                  -------------    -------------
     Property - net                                                 31,312,100       31,524,782
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               617,031          613,460
  Other fixed assets                                                   214,426          214,426
                                                                  -------------    -------------
                                                                       831,457          827,886
  Less accumulated depreciation                                        602,380          589,537
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               229,077          238,349
                                                                  -------------    -------------

        Property and equipment - net                               $31,541,177      $31,763,131
                                                                  =============    =============

                                   -10-

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,403 for each of the quarters ended October 31, 2001 and October 31, 2000, representing rentals from an affiliated company.

Amounts due from the affiliated company are as follows:

                                                     October 31,     July 31,
                                                        2001           2001
                                                  ------------------------------
        Unbilled receivables                           $136,453       $181,937
                                                   =============  =============

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $63,586 and $58,445 as contributions to the Plan for the three months ended October 31, 2001, and October 31, 2000, respectively.

11.  Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.

Supplemental disclosure:                                 Three Months Ended
                                                             October 31,
                                                    ----------------------------
                                                          2001           2000
                                                    --------------  ------------
Interest paid                                           $176,527       $145,566
Income taxes paid                                       $236,362        $47,876


12.  Contingencies:

     There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements.

     Jamesway Corporation ("Jamesway"), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996. The Company has realized from Jamesway $513,343, or 54% on account of its unsecured claim, and 100% of its allowed administrative claim of $54,887, for a total of $568,230. The recovery of $47,532 in the year ended July 31, 2001 represents the final recovery from Jamesway.

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended October 31, 2001 Compared to the Three Months Ended October 31, 2000:

In the three months ended October 31, 2001, the Company reported net income of $387,572, or $.19 per share. In the comparable three months ended October 31, 2000, the Company reported net income of $313,475, or $.15 per share.

Revenues in the current three months increased to $3,166,187 from $2,736,892 in the comparable 2000 three months. The increase is primarily due to the leasing of 42,250 square feet to a tenant at the Company's Jamaica, New York property. The lease commenced May 1, 2001.

Real estate operating expenses in the current three months increased to $1,475,091 from $1,405,989 in the comparable 2000 three months primarily due to an increase in real estate taxes, insurance and maintenance costs, partially offset by a decrease in the cost of licenses and permits.

Administrative and general expenses in the current three months increased to $601,924 from $545,816 in the comparable 2000 three months due to an increase in payroll, medical, and legal and professional costs.

The bad debt recovery in the amount $47,532 in the three months ended October 31, 2000 relates to prior years' bad debt write-off from Jamesway. See Note 12 to the Consolidated Financial Statements. There was no comparable item in the 2001 three month period.

Depreciation and amortization expense in the current three months increased to $280,305 from $261,277 in the comparable 2000 three months, primarily due to depreciation on the additional improvements to the Jamaica, New York property.

Interest expense in the current three months exceeded investment income by $105,295 and by $83,867 in the comparable 2000 three months. The increase was due to interest expense on the additional mortgage on the Jamaica New York property, offset by scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $3,206,422 at October 31, 2001.

One tenant occupies the entire Circleville, Ohio property comprising a warehouse distribution building of approximately 193,000 square feet on approximately 11.66 acreage of land. The initial term of the lease terminates

September 30, 2002. The lease provides the tenant with three five-year options to extend the lease. The first five-year option was to have been exercised on or before September 30, 2001. The tenant did not exercise the option, indicating that it was not certain whether it could make use of the entire building. Negotiations are in progress to determine if the tenant wants to continue to use some of the premises. The tenant's current annual rent to September 30, 2002 is $466,162. The tenant also pays real estate taxes of approximately $45,000 annually plus the cost of utilities. The space not requested for lease by the present tenant will be made available for lease to others.

The Company secured financing from a bank in the principal amount of $3,500,000 (see Note 6(b) to the Consolidated Financial Statements). As of July 31, 2001, the Company secured advances of $2,300,000 against the principal amount of the loan. On August 2, 2001, the Company took down the balance of the loan of $1,200,000 and immediately converted the loan in the principal amount of $3,500,000 to a ten (10) year second mortgage permanent loan at an interest rate during the first five (5) years at a fixed rate per annum of 6.98% (2.25% above the five (5) year Treasury Note rate of 4.73%)

The Company has obtained a judgment at a Trial Court in the New York State Court of Claims in the amount of $4,147,500, plus interest, against the State of New York in connection with a condemnation by the State affecting the Fishkill, New York property. The State is also required to pay the Company's legal fees. The State immediately appealed the judgment and the Company has been informed that the State will appeal the motion granting legal fees. This award will not be reflected in the Company's financial statement unless, and until, the judgment is reviewed and affirmed or otherwise modified on appeal by the applicable appellate court(s).


Cash Flows From Operating Activities:

Receivables: The Company is due the amount of $627,687 as of October 31, 2001 as reimbursement for expenditures for renovations made on behalf of two tenants at the Jamaica, New York building. The original amount of the reimbursement was $1,591,753 of which $964,066 has been received.

Cash Flows From Financing Activities:

Borrowing: Mortgage Debt - The Company secured financing from a bank in the principal amount of $3,500,000 (see Note 6 (b) to the Consolidated Financial Statements). On August 2, 2001, the Company took down the balance of the loan of $1,200,000.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended October 31, 2001.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     December 4, 2001                        Lloyd J. Shulman
                                               -----------------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     December 4, 2001                        Alex Slobodin
                                               -----------------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)