Form 10-Q
period 2002-01-31
MAYS J W INC
filed 2002-03-07
CIK 54187

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 2002

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

        Class                                Outstanding at March 6, 2002
Common Stock,  $1 par value                       2,033,280 shares

                                             This report contains 16 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 11

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             12 - 14


Part II  -  Other Information                                 15


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     January 31,       July 31,
                             ASSETS                                     2002             2001
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 8)                        $31,626,520      $31,763,131
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           3,118,762        1,003,130
  Marketable securities  (Note 4)                                        44,350           43,741
  Receivables (Note 9)                                                  325,194          619,062
  Deferred income taxes                                                 102,000          112,000
  Prepaid expenses                                                      949,353        1,083,256
                                                                   -------------    -------------
       Total current assets                                           4,539,659        2,861,189
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,012,081        2,980,935
  Less accumulated amortization                                       1,733,743        1,654,395
                                                                   -------------    -------------
       Net                                                            1,278,338        1,326,540
  Security deposits                                                     687,248          663,358
  Unbilled receivables (Note 9)                                       4,693,207        4,756,828
  Unbilled receivables - affiliated company (Note 9)                     90,969          181,937
  Receivables                                                           314,988          430,914
  Marketable securities  (Note 4)                                     4,077,760        3,593,770
                                                                   -------------    -------------
       Total other assets                                            11,142,510       10,953,347
                                                                   -------------    -------------


        TOTAL ASSETS                                                $47,308,689      $45,577,667
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                         $8,103,754       $7,331,449
  Other (Note 7)                                                        386,274          364,190
                                                                   -------------    -------------
       Total long-term debt                                           8,490,028        7,695,639
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,162,000        2,924,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       44,322           29,324
  Payroll and other accrued liabilities                                 619,250          680,746
  Income taxes payable                                                  137,640          200,689
  Other taxes payable                                                     5,179            2,941
  Current portion of long-term debt - mortgages payable (Note 6)        910,680          968,395
  Current portion of long-term debt - other (Note 7)                        -             43,333
                                                                   -------------    -------------
       Total current liabilities                                      1,717,071        1,925,428
                                                                   -------------    -------------

       Total liabilities                                             13,369,099       12,545,067
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      689,867          515,878
  Retained earnings                                                  28,785,533       28,052,532
                                                                   -------------    -------------
                                                                     34,999,942       34,092,952
  Less common stock held in treasury, at cost - 145,017
    shares at January 31, 2002 and at July 31, 2001                   1,060,352        1,060,352
                                                                   -------------    -------------
       Total shareholders' equity                                    33,939,590       33,032,600
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $47,308,689      $45,577,667
                                                                   =============    =============

See Notes to Consolidated Financial Statements.



                                               -3-

                        J.  W. MAYS, INC.

    CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                     Three Months Ended                Six Months Ended
                                                                         January 31,                       January 31,
                                                               --------------- ---------------    --------------  ------------
                                                                      2002            2001              2002           2001
                                                               --------------  --------------     --------------  ------------
                                                                 (Unaudited)     (Unaudited)       (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                    $3,075,088      $2,708,163        $6,137,872    $5,341,652

  Rental income - affiliated company (Note 9)                         103,402         103,402           206,805       206,805
                                                                --------------  --------------    --------------  ------------
      Total revenues                                                3,178,490       2,811,565         6,344,677     5,548,457
                                                                --------------  --------------    --------------  ------------


Expenses
  Real estate operating expenses                                    1,524,116       1,558,593         2,999,207     2,964,582
  Administrative and general expenses                                 732,281         667,491         1,334,205     1,213,307
  Bad debt (recovery)                                                     -               -                 -         (47,532)
  Depreciation and amortization                                       281,305         262,277           561,610       523,554
                                                                --------------  --------------    --------------  ------------
       Total expenses                                               2,537,702       2,488,361         4,895,022     4,653,911
                                                                --------------  --------------    --------------  ------------
Income  from operations before investment income,
  interest expense and income taxes                                   640,788         323,204         1,449,655       894,546
                                                                --------------  --------------    --------------  ------------
Investment income and interest expense:
  Investment income (Note 4)                                           59,572          61,502           136,910       121,790
  Interest expense (Notes 6 and 11)                                  (178,931)       (141,879)         (361,564)     (286,034)
                                                                --------------  --------------    --------------  ------------
                                                                     (119,359)        (80,377)         (224,654)     (164,244)
                                                                --------------  --------------    --------------  ------------

Income before income taxes                                            521,429         242,827         1,225,001       730,302
Income taxes provided                                                 176,000         109,000           492,000       283,000
                                                                --------------  --------------    --------------  ------------
Net income                                                            345,429         133,827           733,001       447,302

Retained earnings, beginning of period                             28,440,104      27,075,413        28,052,532    26,761,938
                                                                --------------  --------------    --------------  ------------
Retained earnings, end of period                                  $28,785,533     $27,209,240       $28,785,533   $27,209,240
                                                                ==============  ==============    ==============  ============

Income per share of common stock (Note 2)                                $.17            $.07              $.36          $.22
                                                                ==============  ==============    ==============  ============

Dividends per share                                                      $-              $-                $-            $-
                                                                ==============  ==============    ==============  ============

Average common shares outstanding                                   2,033,280       2,063,280         2,033,280     2,074,829
                                                                ==============  ==============    ==============  ============


See Notes to Consolidated Financial Statements.



                                        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                       Three Months Ended                Six Months Ended
                                                                          January 31,                       January 31,
                                                               --------------- ----------------  --------------- --------------
                                                                     2002            2001              2002           2001
                                                               --------------  --------------    --------------  ------------
                                                                 (Unaudited)     (Unaudited)       (Unaudited)    (Unaudited)

Net Income                                                           $345,429        $133,827          $733,001      $447,302
                                                                --------------  --------------    --------------  ------------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain on available-for-sale securities:
       Net of taxes of $35,000 and $76,000 for the three
       months ended January 31, 2002 and 2001, respectively,
       and, $90,000 and $108,000 for the six months ended
       January 31, 2002 and 2001, respectively.                        68,466         147,725           173,989       209,615

  Less reclassification adjustment                                    (16,205)            248           (16,205)          248
                                                                --------------  --------------    --------------  ------------
Other comprehensive income                                             52,261         147,973           157,784       209,863
                                                                --------------  --------------    --------------  ------------

Comprehensive Income                                                 $397,690        $281,800          $890,785      $657,165
                                                                ==============  ==============    ==============  ============
See Notes to Consolidated Financial Statements.

                                                                -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          Six Months Ended
                                                                             January 31,
                                                                  --------------  ---------------
                                                                      2002             2001
                                                                  --------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $733,001         $447,302

Adjustments to reconcile income to
 net cash provided by operating activities:
  Realized (gain) loss on marketable securities                          16,205             (248)
  Depreciation and amortization                                         561,610          523,554
  Amortization of deferred expenses                                     122,498          106,074
  Other assets - deferred expenses                                      (74,296)        (212,608)
                      - unbilled receivables                             63,621             (693)
                      - unbilled receivables - affiliated company        90,968           90,968
                      - receivables                                     115,926              -
  Deferred income taxes                                                 158,000          173,000
Changes in:
  Receivables                                                           293,868         (129,923)
  Prepaid expenses                                                      133,903          131,936
  Accounts payable                                                       14,998           16,971
  Payroll and other accrued liabilities                                 (61,496)        (248,908)
  Income taxes payable                                                  (63,049)           5,324
  Other taxes payable                                                     2,238            1,768
                                                                   -------------    -------------
     Cash provided by operating activities                            2,107,995          904,517
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (424,999)      (1,274,360)
  Security deposits                                                     (23,890)          (6,687)
  Marketable securities:
    Receipts from sales or maturities                                   148,794           51,001
    Payments for purchases                                             (385,609)          (1,079)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (685,704)      (1,231,125)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowing - mortgage                                                1,200,000          580,000
  Increase - security deposits                                           23,503            4,358
  Payments - mortgages and other debt                                  (530,162)        (475,896)
  Purchase of treasury stock                                                -           (213,750)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                      693,341         (105,288)
                                                                   -------------    -------------

Increase (decrease) in cash                                           2,115,632         (431,896)

Cash and cash equivalents at beginning of period                      1,003,130        1,529,082
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $3,118,762       $1,097,186
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                                   -5-

                               J. W. MAYS,  INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Records and Use of Estimates:

   The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP").
   The preparation of the Company's financial statements in accordance with GAAP requires management to make estimates that affect the reported consolidated balance sheets, consolidated statements of income and retained earnings, consolidated statements of comprehensive income, consolidated statement of cash Flows and related disclosures. Actual results could differ from those estimates.

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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,033,280 for the three and six month periods ended January 31, 2002, and 2,063,280 and 2,074,829 for the three and six month periods ended January 31, 2001, respectively.

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


As of January 31, 2002, the Company's marketable securities were classified as follows:


                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:

            Certificate of deposit                                   $44,350    $-               $-                 $44,350
                                                                =============  =============    =============  =============

  Noncurrent:
            Available-for-sale:
              Equity securities                                   $3,032,893     $1,044,867             $-       $4,077,760
                                                                =============  =============    =============  =============


  Investment income consists of the following:
                                                                     Three Months Ended              Six Months Ended
                                                                         January 31,                     January 31,
                                                               -------------- ---------------  -------------- ---------------
                                                                       2002           2001             2002           2001
                                                                  ___________    ___________      ___________    ___________
            Interest income                                          $25,900        $10,325          $59,563        $24,728
            Dividend income                                           49,877         50,929           93,552         96,814
            Gain (loss) on sale of securities                        (16,205)           248          (16,205)           248
                                                                -------------  -------------    -------------  -------------
                 Total                                               $59,572        $61,502         $136,910       $121,790
                                                                =============  =============    =============  =============



5. Financial Instruments and Credit Risk Concentrations:

   Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

   The Company derives rental income from thirty-nine tenants, of which one tenant accounted for 15.04% and another tenant accounted for 14.93% of rental income during the six months ended January 31, 2002. No other tenant accounted for more than 10% of rental income during the same period.

6. Long-Term Debt:



                                                                     January 31, 2002                   July 31, 2001
                                                             ------------------------------   ---------------------------------
                                         Current
                                         Annual    Final           Due             Due               Due               Due
                                        Interest  Payment         Within          After             Within            After
                                          Rate      Date         One Year        One Year          One Year         One Year
                                        -------  --------    --------------  --------------    --------------  ---------------

Mortgages:
  Jamaica, New York property       (a)     8.50%  4/01/07          $266,666      $2,466,667          $266,667       $2,600,000
  Jamaica, New York property       (b)     6.98%  8/01/06           140,329       3,315,255            74,623        2,225,377
  Jowein building, Brooklyn, N.Y.  (c)      9 %   3/31/05           117,857         306,853           112,727          367,092
  Fishkill, New York property      (d)     8.25%  7/01/04           101,035       2,014,979            96,965        2,066,535
  Circleville, Ohio property       (e)      7 %   9/30/02           284,793               -           417,413           72,445
                                                              --------------  --------------    --------------  ---------------

       Total                                                       $910,680      $8,103,754          $968,395       $7,331,449
                                                              ==============  ==============    ==============  ===============

(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. The interest rate on the loan is 8.50% for a period of five (5) years and six (6) months, with such rate to change on the first day of the sixty-seventh (67th) month of the term to a rate equal to the then prime rate plus .25%, fixed for the balance of the term. The loan is to become due and payable on the first day of the month following the expiration of ten (10) years and six (6) months from the closing date.

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

      2.) Upon completion of the renovations, the construction loan was converted to a ten (10) year second mortgage permanent loan on a fifteen (15) year level amortization, plus interest. The interest rate on the permanent loan during the first five (5) years is fixed at 6.98%. The interest rate during the five (5) year renewal term is at a fixed rate per annum equal to 2.25% above the five (5) year Treasury Note Rate then in effect.

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

(d)On June 2, 1999, the existing first mortgage loan balance on the Fishkill property was extended for a period of five years. Under the terms of the extension agreement the annual interest rate was reduced from 9% to 8.25% and the interest and principal payments are made in constant monthly amounts based upon a fifteen (15) year payout period.

(e)The mortgage loan, which is self-amortizing, matures September 30, 2002. The loan is payable at an annual interest rate of 7%. Under the terms of the loan, constant monthly payments, including interest and principal, are currently in the amount of $36,540.

7. Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:

                                                                   January 31, 2002                 July 31, 2001
                                                            ------------------------------  --------------------------------

                                                                    Due             Due              Due             Due
                                                                  Within           After           Within           After
                                                                 One Year        One Year         One Year        One Year
                                                              -------------   -------------    -------------   -------------

Deferred compensation  *                                              $-              $-            $43,333            $-
Lease security deposits  **                                            -           386,274              -           364,190
                                                              -------------   -------------    -------------   -------------
    Total                                                             $-          $386,274          $43,333        $364,190
                                                              =============   =============    =============   =============

     * In fiscal 1964 the Company entered into a deferred compensation agreement with Max L. Shulman, its then Chairman of the Board. The agreement, as amended, provides for a total of $520,000 to be paid in monthly installments of $8,666.67 for a period of 60 months, payable upon the expiration of his employment, retirement or permanent disability as defined in the agreement, or death. Mr. Shulman retired as an employee on December 31, 1996 and the monthly payments commenced January, 1997. The final payment was made December 13, 2001.

     **Does not include three irrevocable letters of credit totaling
       $291,500 at January 31, 2002 and July 31, 2001, provided by three tenants.


8.   Property and Equipment - at Cost:
                                                                   January 31,       July 31,
                                                                      2002             2001
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $42,614,120      $42,371,769
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               4,008,835        4,008,835
  Construction in progress                                             153,790            4,100
                                                                  -------------    -------------
                                                                    55,934,754       55,542,713
  Less accumulated depreciation                                     24,553,855       24,017,931
                                                                  -------------    -------------
     Property - net                                                 31,380,899       31,524,782
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               618,593          613,460
  Other fixed assets                                                   213,103          214,426
                                                                  -------------    -------------
                                                                       831,696          827,886
  Less accumulated depreciation                                        586,075          589,537
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               245,621          238,349
                                                                  -------------    -------------

        Property and equipment - net                               $31,626,520      $31,763,131
                                                                  =============    =============

                                     -10-

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $103,402 for each of the three months ended January 31, 2002 and January 31, 2001, and $206,805 for each of the six months ended January 31, 2002 and January 31, 2001, representing rentals from an affiliated company.

Amounts due from the affiliated company are as follows:

                                                      January 31,     July 31,
                                                         2002           2001
                                                    -------------  -------------
         Unbilled receivables                           $90,969       $181,937
                                                    =============  =============

10   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $67,651 and $131,238 as contributions to the Plan for the three and six months ended January 31, 2002, respectively, and $64,435 and $122,880 as contributions to the plan for the three and six months ended January 31, 2001, respectively.

11.  Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.

Supplemental disclosure:                                    Six Months Ended
                                                               January 31,
                                                     ------------------------------
                                                             2002           2001
                                                     ---------------  -------------
Interest paid, net of capitalized interest of zero
for the January 31, 2002 six month period, and
 $3,270 for the January 31, 2001 six month period          $357,098       $288,852

Income taxes paid                                          $397,049       $104,676

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended January 31, 2002 Compared to the Three Months Ended January 31, 2001:

In the three months ended January 31, 2002, the Company reported net income of $345,429, or $.17 per share. In the comparable three months ended January 31, 2001, the Company reported net income of $133,827, or $.07 per share.

Revenues in the current three months increased to $3,178,490 from $2,811,565 in the comparable 2001 three months. The increase is primarily due to the leasing of 42,250 square feet to a tenant at the Company's Jamaica, New York property. The lease commenced May 1, 2001.

Real estate operating expenses in the current three months decreased to $1,524,116 from $1,558,593 in the comparable 2001 three months primarily due to a decrease in utility costs partially offset by an increase in real estate taxes and insurance costs.

Administrative and general expenses in the current three months increased to $732,281 from $667,491 in the comparable 2001 three months due to an increase in payroll, medical costs, and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $281,305 from $262,277 in the comparable 2001 three months, primarily due to depreciation on the additional improvements to the Jamaica, New York property.

Interest expense in the current three months exceeded investment income by $119,359 and by $80,377 in the comparable 2001 three months. The increase was due to interest expense on the additional mortgage on the Jamaica New York property, offset by scheduled repayments of debt.

Six Months Ended January 31, 2002 Compared to the Six Months Ended January 31, 2001:

In the six months ended January 31, 2002, the Company reported net income of $733,001, or $.36 per share. In the comparable six months ended January 31, 2001, the Company reported net income of $447,302, or $.22 per share.

Revenues in the current six months increased to $6,344,677 from $5,548,457 in the comparable 2001 six months. The increase is primarily due to the leasing of 42,250 square feet to a tenant at the Company's Jamaica, New York property. The lease commenced May 1, 2001.

Real estate operating expenses in the current six months increased to $2,999,207 from $2,964,582 in the comparable 2001 six months primarily due to a increase in real estate taxes, insurance costs and maintenance costs, partially offset by a decrease in utility costs and licenses and permits.

Administrative and general expenses in the current six months increased to $1,334,205from $1,213,307 in the comparable 2001 six months due to an increase in payroll, medical costs, and legal and professional costs.

Depreciation and amortization expense in the current six months increased to $561,610 from $523,554 in the comparable 2001 six months, primarily due to depreciation on the additional improvements to the Jamaica, New York property.

Interest expense in the current six months exceeded investment income by $224,654 and by $164,244 in the comparable 2001 six months. The increase was due to interest expense on the additional mortgage on the Jamaica New York property, offset by scheduled repayments of debt.

The bad debt recovery in the amount $47,532 in the six months ended January 31, 2001 relates to prior years' bad debt write-off from Jamesway. See Note 12 to the Consolidated Financial Statements. There was no comparable item in the 2002 six month period.



Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $3,118,762 at January 31, 2002.

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

The Company secured financing from a bank in the principal amount of $3,500,000 (see Note 6(b) to the Consolidated Financial Statements). As of July 31, 2001, the Company secured advances of $2,300,000 against the principal amount of the loan. On August 2, 2001, the Company took down the balance of the loan of $1,200,000 and immediately converted the loan in the principal amount of $3,500,000 to a ten (10) year second mortgage permanent loan at an interest rate during the first five (5) years at a fixed rate per annum of 6.98% (2.25% above the five (5) year Treasury Note Rate of 4.73%).

The Company had leased from an affiliate one of the stores which it closed in connection with its reorganization proceedings in 1982. The Company, by agreement with the affiliate, modified and assigned its lease to a third party. The agreement with the affiliate provides for certain monthly payments to be made to the Company through August 30, 2002, the termination date of the agreement. For the six months ended January 31, 2002, the Company received $206,805. For the twelve months ending July 31, 2002, the Company anticipates receiving approximately $413,000.

During fiscal 2002, the Company leased an additional 15,527 square feet of storage space to an existing tenant in the Company's Brooklyn, New York property. Rent for the additional space will commence in April, 2002. The Company also leased an additional 5,110 square feet of office space to an existing tenant in the Company's Jowein building in Brooklyn, New York. Rent for the additional space is expected to commence in June, 2002.

Cash Flows From Operating Activities:

Receivables: The Company is due the amount of $541,483 as of January 31, 2002 as reimbursement for expenditures for renovations made on behalf of two tenants at the Jamaica, New York building. The amount of $541,483 is to be paid in installments through April, 2004. The original amount of the reimbursement was $1,591,753 of which $1,050,270 has been received.

Prepaid Expenses: Cash expenditures for the six months ended January 31, 2002 increased by $65,483 compared to the comparable six months ended January 31, 2001, due primarily to an increase in real estate taxes.

Cash Flows From Investing Activities:

Capital expenditures: The Company had expenditures of $153,790 to renovate 3,922 square feet for an existing tenant at its Jowein building in Brooklyn, New York for the six months ended January 31, 2002. The total cost of this renovation will be approximately $350,000 and will be reimbursed by the tenant through increased rental income. The renovations are anticipated to be completed in April, 2002.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended January 31, 2002.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date     March 6, 2002                             Lloyd J. Shulman
                                               -----------------------
                                               Lloyd J. Shulman
                                               Chairman



Date     March 6, 2002                                Alex Slobodin
                                               -----------------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)