Form 10-Q
period 2002-04-30
MAYS J W INC
filed 2002-06-06
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2002

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

        Class                                Outstanding at June 5, 2002
Common Stock,  $1 par value                       2,033,280 shares

                                             This report contains 16 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 11

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             12 - 14


Part II  -  Other Information                                 15


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     April 30,        July 31,
                             ASSETS                                    2002             2001
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 8)                        $32,113,718      $31,763,131
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           3,591,284        1,003,130
  Marketable securities  (Note 4)                                        44,522           43,741
  Receivables (Note 9)                                                  304,135          619,062
  Deferred income taxes                                                  87,000          112,000
  Prepaid expenses                                                      681,029        1,083,256
                                                                   -------------    -------------
       Total current assets                                           4,707,970        2,861,189
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,012,081        2,980,935
  Less accumulated amortization                                       1,805,946        1,654,395
                                                                   -------------    -------------
       Net                                                            1,206,135        1,326,540
  Security deposits                                                     713,889          663,358
  Unbilled receivables (Note 9)                                       4,669,600        4,756,828
  Unbilled receivables - affiliated company (Note 9)                     45,484          181,937
  Receivables                                                           254,935          430,914
  Marketable securities  (Note 4)                                     4,408,376        3,593,770
                                                                   -------------    -------------
       Total other assets                                            11,298,419       10,953,347
                                                                   -------------    -------------


        TOTAL ASSETS                                                $48,120,107      $45,577,667
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                         $7,941,949       $7,331,449
  Other (Note 7)                                                        412,316          364,190
                                                                   -------------    -------------
       Total long-term debt                                           8,354,265        7,695,639
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,231,000        2,924,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       27,914           29,324
  Payroll and other accrued liabilities                                 629,979          680,746
  Income taxes payable                                                  471,220          200,689
  Other taxes payable                                                     6,503            2,941
  Current portion of long-term debt - mortgages payable (Note 6)        812,611          968,395
  Current portion of long-term debt - other (Note 7)                        -             43,333
                                                                   -------------    -------------
       Total current liabilities                                      1,948,227        1,925,428
                                                                   -------------    -------------

       Total liabilities                                             13,533,492       12,545,067
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                    1,000,253          515,878
  Retained earnings                                                  29,122,172       28,052,532
                                                                   -------------    -------------
                                                                     35,646,967       34,092,952
  Less common stock held in treasury, at cost - 145,017
    shares at April 30, 2002 and at July 31, 2001                     1,060,352        1,060,352
                                                                   -------------    -------------
       Total shareholders' equity                                    34,586,615       33,032,600
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $48,120,107      $45,577,667
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                  -3-


                                                         J.  W. MAYS, INC.

                                      CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                     Three Months Ended                Nine Months Ended
                                                                           April 30,                        April 30,
                                                               --------------- ----------------  --------------- --------------
                                                                    2002            2001              2002           2001
                                                               --------------  --------------    --------------  ------------
                                                                 (Unaudited)     (Unaudited)       (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                    $3,163,369      $2,751,613        $9,301,241    $8,093,265

  Rental income - affiliated company (Note 9)                         122,871         103,402           329,676       310,207
                                                                --------------  --------------    --------------  ------------
      Total revenues                                                3,286,240       2,855,015         9,630,917     8,403,472
                                                                --------------  --------------    --------------  ------------


Expenses
  Real estate operating expenses                                    1,494,739       1,501,269         4,493,946     4,465,851
  Administrative and general expenses                                 633,114         566,155         1,967,319     1,779,462
  Bad debt (recovery)                                                     -               -                 -         (47,532)
  Depreciation and amortization                                       288,405         282,777           850,015       806,331
                                                                --------------  --------------    --------------  ------------
       Total expenses                                               2,416,258       2,350,201         7,311,280     7,004,112
                                                                --------------  --------------    --------------  ------------
Income  from operations before investment income,
  interest expense and income taxes                                   869,982         504,814         2,319,637     1,399,360
                                                                --------------  --------------    --------------  ------------
Investment income and interest expense:
  Investment income (Note 4)                                           24,807          63,075           161,717       184,865
  Interest expense (Notes 6 and 11)                                  (174,150)       (133,782)         (535,714)     (419,816)
                                                                --------------  --------------    --------------  ------------
                                                                     (149,343)        (70,707)         (373,997)     (234,951)
                                                                --------------  --------------    --------------  ------------

Income before income taxes                                            720,639         434,107         1,945,640     1,164,409
Income taxes provided                                                 384,000         140,000           876,000       423,000
                                                                --------------  --------------    --------------  ------------
Net income                                                            336,639         294,107         1,069,640       741,409

Retained earnings, beginning of period                             28,785,533      27,209,240        28,052,532    26,761,938
                                                                --------------  --------------    --------------  ------------
Retained earnings, end of period                                  $29,122,172     $27,503,347       $29,122,172   $27,503,347
                                                                ==============  ==============    ==============  ============

Income per share of common stock (Note 2)                                $.17            $.14              $.53          $.36
                                                                ==============  ==============    ==============  ============

Dividends per share                                                      $-              $-                $-            $-
                                                                ==============  ==============    ==============  ============

Average common shares outstanding                                   2,033,280       2,063,280         2,033,280     2,071,064
                                                                ==============  ==============    ==============  ============


See Notes to Consolidated Financial Statements.

                                     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                     Three Months Ended                Nine Months Ended
                                                                          April 30,                         April 30,
                                                               --------------- ----------------  --------------- --------------
                                                                     2002            2001              2002           2001
                                                               --------------  --------------    --------------  ------------
                                                                  (Unaudited)     (Unaudited)       (Unaudited)   (Unaudited)

Net Income                                                           $336,639        $294,107        $1,069,640      $741,409
                                                                --------------  --------------    --------------  ------------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain on available-for-sale securities:
       Net of taxes of $134,000 and $47,000 for the three
       months ended April 30, 2002 and 2001, respectively,
       and $224,000 and $155,000 for the nine months ended
       April 30, 2002 and 2001, respectively.                         310,386          89,943           484,375       299,558

  Less reclassification adjustment                                     (2,270)              -           (18,475)          248
                                                                --------------  --------------    --------------  ------------
Other comprehensive income                                            308,116          89,943           465,900       299,806
                                                                --------------  --------------    --------------  ------------

Comprehensive Income                                                 $644,755        $384,050        $1,535,540    $1,041,215
                                                                ==============  ==============    ==============  ============

See Notes to Consolidated Financial Statements.

                                  -4-

                                         J.  W.  MAYS,  INC.

                                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Nine Months Ended
                                                                             April 30,
                                                                  --------------  ---------------
                                                                        2002             2001
                                                                  --------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                           $1,069,640         $741,409

Adjustments to reconcile income to
 net cash provided by operating activities:
  Realized (gain) loss on marketable securities                          17,705             (248)
  Impairment of Marketable Securities                                    49,770              -
  Depreciation and amortization                                         850,015          806,331
  Amortization of deferred expenses                                     194,701          157,426
  Other assets - deferred expenses                                      (74,296)        (368,858)
                      - unbilled receivables                             87,228            8,460
                      - unbilled receivables - affiliated company       136,453          136,452
                      - receivables                                     175,979         (256,009)
  Deferred income taxes                                                 108,000          176,000
Changes in:
  Receivables                                                           314,927          (99,260)
  Prepaid expenses                                                      402,227          384,213
  Accounts payable                                                       (1,410)         (10,444)
  Payroll and other accrued liabilities                                 (50,767)         108,363
  Income taxes payable                                                  270,531          103,640
  Other taxes payable                                                     3,562            2,275
                                                                   -------------    -------------
     Cash provided by operating activities                            3,554,265        1,889,750
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (1,200,602)      (2,895,313)
  Security deposits                                                     (50,531)         (13,612)
  Marketable securities:
    Receipts from sales or maturities                                   298,794           51,001
    Payments for purchases                                             (473,281)          (1,590)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,425,620)      (2,859,514)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowing - mortgage                                                1,200,000        2,300,000
  Increase - security deposits                                           48,126           10,165
  Payments - mortgages and other debt                                  (788,617)        (884,819)
  Purchase of treasury stock                                                -           (213,750)
                                                                   -------------    -------------
      Cash provided  by financing activities                            459,509        1,211,596
                                                                   -------------    -------------

Increase in cash                                                      2,588,154          241,832

Cash and cash equivalents at beginning of period                      1,003,130        1,529,082
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $3,591,284       $1,770,914
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                  -5-

                               J. W. MAYS,  INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Records and Use of Estimates:

   The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ('GAAP').
   The preparation of the Company's financial statements in accordance with GAAP requires management to make estimates that affect the reported consolidated balance sheets, consolidated statements of income and retained earnings, consolidated statements of comprehensive income, consolidated statement of cash flows and related disclosures. Actual results could differ from those estimates.

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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,033,280 for the three and nine month periods ended April 30, 2002, and 2,063,280 and 2,071,064 for the three and nine month periods ended April 30, 2001, respectively.

3. Comprehensive Income:

   SFAS No. 130, 'Reporting Comprehensive Income', establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. Comprehensive income is defined to include all changes in equity except those resulting from investments by and distributions to shareholders.

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


As of April 30, 2002, the Company's marketable securities were classified as follows:

                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:

            Certificate of deposit                                   $44,522          $ -              $ -          $44,522
                                                                =============  =============    =============  =============

  Noncurrent:
            Available-for-sale:
              Equity securities                                   $2,919,123     $1,489,253            $ -       $4,408,376
                                                                =============  =============    =============  =============


  Investment income consists of the following:

                                                                    Three Months Ended              Nine Months Ended
                                                                         April 30,                       April 30,
                                                               -------------- ---------------  -------------- ---------------
                                                                      2002           2001             2002           2001
                                                                 ------------  -------------    -------------  -------------
            Interest income                                          $24,156        $11,018          $83,719        $35,746
            Dividend income                                           51,921         52,057          145,473        148,871
            Gain (loss) on sale of securities                        (51,270)           -            (67,475)           248
                                                                -------------  -------------    -------------  -------------
                 Total                                               $24,807        $63,075         $161,717       $184,865
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

   The Company derives rental income from thirty-nine tenants, of which one tenant accounted for 15.58% and another tenant accounted for 14.75% of rental income during the nine months ended April 30, 2002. No other tenant accounted for more than 10% of rental income during the same period.

6. Long-Term Debt:



Long Term Debt:
                                                                      April 30, 2002                    July 31, 2001
                                                            --------------------------------  ---------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------

Mortgages:
  Jamaica, New York property       (a)     5.00%  4/01/07          $266,667      $2,400,000          $266,667       $2,600,000
  Jamaica, New York property       (b)     6.98%  8/01/06           142,758       3,277,840            74,623        2,225,377
  Jowein building, Brooklyn, N.Y.  (c)     9.00%  3/31/05           120,509         275,713           112,727          367,092
  Fishkill, New York property      (d)     8.25%  7/01/04           103,132       1,988,396            96,965        2,066,535
  Circleville, Ohio property       (e)     7.00%  9/30/02           179,545               -           417,413           72,445
                                                              --------------  --------------    --------------  ---------------

                                                              --------------  --------------    --------------  ---------------
       Total                                                       $812,611      $7,941,949          $968,395       $7,331,449
                                                              ==============  ==============    ==============  ===============


(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. The interest rate on the loan was 8.50% for a period of five (5) years and six (6) months, with such rate to change on the first day of the sixty-seventh (67th) month of the term to a rate equal to the then prime rate plus .25%, fixed for the balance of the term. As of April 1, 2002, the effective rate was reduced to 5.00% per annum. The loan is to become due and payable on the first day of the month following the expiration of ten (10) years and six (6) months from the closing date.

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

      2.) Upon completion of the renovations, the construction loan was converted to a ten (10) year second mortgage permanent loan on a fifteen (15) year level amortization, plus interest. The interest rate on the permanent loan during the first five (5) years is fixed at 6.98% per annum. The interest rate during the five (5) year renewal term is at a fixed rate per annum equal to 2.25% above the five (5) year Treasury Note Rate then in effect of 4.73%.

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


(c)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. Effective April 1, 2000, the maturity date of the mortgage which was scheduled to be on March 31, 2000 was extended to March 31, 2005. The interest rate remained at 9% per annum. During the extended period the constant quarterly payments of interest and principal increased from $37,263 to $38,044. The mortgage loan is self-amortizing.

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

7. Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:

                                                                     April 30, 2002                 July 31, 2001
                                                            ------------------------------   -------------------------------

                                                                   Due             Due              Due             Due
                                                                 Within           After           Within           After
                                                                One Year        One Year         One Year        One Year
                                                             -------------   -------------    -------------   -------------

Deferred compensation  *                                             $ -             $ -            $43,333           $ -
Lease security deposits  **                                            -           412,316              -           364,190
                                                              -------------   -------------    -------------   -------------
    Total                                                            $ -          $412,316          $43,333        $364,190
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

     **Does not include three irrevocable letters of credit totaling
       $319,000 at April 30, 2002 and $291,500 at July 31, 2001, provided by three tenants.


8.  Property and Equipment - at cost:
                                                                     April 30,        July 31,
                                                                       2002             2001
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $43,273,893      $42,371,769
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               4,008,835        4,008,835
  Construction in progress                                             227,857            4,100
                                                                  -------------    -------------
                                                                    56,668,594       55,542,713
  Less accumulated depreciation                                     24,829,417       24,017,931
                                                                  -------------    -------------
     Property - net                                                 31,839,177       31,524,782
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               640,605          613,460
  Other fixed assets                                                   216,702          214,426
                                                                  -------------    -------------
                                                                       857,307          827,886
  Less accumulated depreciation                                        582,766          589,537
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               274,541          238,349
                                                                  -------------    -------------

        Property and equipment - net                               $32,113,718      $31,763,131
                                                                  =============    =============
                                  -10-

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     Rental income includes $122,871 and $329,676 for the three and nine months ended April 30, 2002, respectively, and $103,402 and $310,207 for the three and nine months ended April 30, 2001, respectively, representing rentals from an affiliated company.

Amounts due from the affiliated company are as follows:

                                                       April 30,      July 31,
                                                         2002           2001
                                                  ------------------------------
          Unbilled receivables                          $45,484       $181,937
                                                   =============  =============

10   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $65,653 and $196,890 as contributions to the Plan for the three and nine months ended April 30, 2002, respectively, and $64,892 and $187,771 as contributions to the plan for the three and nine months ended April 30, 2001, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


        Supplemental disclosure:
                                                         Nine Months Ended
                                                             April 30,
                                                  ------------------------------
                                                       2002           2001
                                                  ------------------------------
Interest paid, net of capitalized interest of zero
 for the  April 30, 2002 nine month period, and
 $31,058 for the  April 30, 2001 nine month period.     $533,583       $425,943

Income taxes paid                                       $497,470       $143,360


12.  Contingencies:

     There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements.

     Jamesway Corporation ('Jamesway'), which occupied retail space in the Fishkill, New York property and whose lease extended to January 31, 2005, filed for relief under Chapter 11 of the Bankruptcy Code on October 18, 1995. Jamesway rejected its lease for the Fishkill location with the approval of the Bankruptcy Court, effective February 29, 1996. The Company has realized from Jamesway $513,343, or 54% on account of its unsecured claim, and 100% of its allowed administrative claim of $54,887, for a total of $568,230. The recovery of $47,532 in the year ended July 31, 2001 represents the final recovery from Jamesway.

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations:

Three Months Ended April 30, 2002 Compared to the Three Months Ended April 30, 2001:

In the three months ended April 30, 2002, the Company reported net income of $336,639, or $.17 per share. In the comparable three months ended April 30, 2001, the Company reported net income of $294,107, or $.14 per share.

Revenues in the current three months increased to $3,286,240 from $2,855,015 in the comparable 2001 three months. The increase is primarily due to rental income from the leasing of 42,250 square feet to a tenant at the Company's Jamaica, New York property. The lease commenced May 1, 2001.

Real estate operating expenses in the current three months decreased to $1,494,739 from $1,501,269 in the comparable 2001 three months primarily due to a decrease in payroll, utilities and fuel costs partially offset by an increase in real estate taxes, insurance, and maintenance costs.

Administrative and general expenses in the current three months increased to $633,114 from $566,155 in the comparable 2001 three months due to an increase in medical, legal and professional costs.

Depreciation and amortization expense in the current three months increased to $288,405 from $282,777 in the comparable 2001 three months, primarily due to depreciation on the additional improvements to the Jamaica, New York property.

Interest expense in the current three months exceeded investment income by $149,343 and by $70,707 in the comparable 2001 three months. The increase was due to interest expense on the additional mortgage on the Jamaica, New York property and the write-down of $49,770 due to the impairment of the Company's investment in Enron Capital Resources Series A preferred stock.

Nine Months Ended April 30, 2002 Compared to the Nine Months Ended April 30,
2001:

In the nine months ended April 30, 2002, the Company reported net income of $1,069,640, or $.53 per share. In the comparable nine months ended April 30, 2001, the Company reported net income of $741,409, or $.36 per share.

Revenues in the current nine months increased to $9,630,917 from $8,403,472 in the comparable 2001 nine months. The increase is primarily due to rental income from the leasing of 42,250 square feet to a tenant at the Company's Jamaica, New York property. The lease commenced May 1, 2001.

Real estate operating expenses in the current nine months increased to $4,493,946 from $4,465,851 in the comparable 2001 nine months primarily due to a increase in real estate taxes, insurance and maintenance costs, partially offset by a decrease in payroll, utility and fuel costs.

Administrative and general expenses in the current nine months increased to $1,967,319 from $1,779,462 in the comparable 2001 nine months due to an increase in payroll, medical, legal and professional costs.

Depreciation and amortization expense in the current nine months increased to $850,015 from $806,331 in the comparable 2001 nine months, primarily due to depreciation on the additional improvements to the Jamaica, New York property.

Interest expense in the current nine months exceeded investment income by $373,997 and by $234,951 in the comparable 2001 nine months. The increase was due to interest expense on the additional mortgage on the Jamaica, New York property and the write-down of $49,770 due to the impairment of the Company's investment in Enron Capital Resources Series A preferred stock.

The bad debt recovery in the amount $47,532 in the nine months ended April 30, 2001 relates to prior years' bad debt write-off from Jamesway. See Note 12 to the Consolidated Financial Statements. There was no comparable item in the 2002 nine month period.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $3,591,284 at April 30, 2002. The Company's rate of return on investments in preferred and common stock is seven percent annualized, exclusive of the unrealized gains.

One tenant occupies the entire Circleville, Ohio property comprising a warehouse distribution building of approximately 193,000 square feet on approximately 11.66 acreage of land. The initial term of the lease terminates September 30, 2002. Negotiations are in progress as the tenant has indicated it wishes to continue to use some of the premises. The tenant's current annual rent to September 30, 2002 is $466,162. The tenant also pays real estate taxes of approximately $45,000 annually plus the cost of utilities.
The space not requested for lease by the present tenant will be made available for lease to others.

The Company has obtained a judgment at a Trial Court in the New York State Court of Claims in the amount of $4,147,500, plus interest, against the State of New York in connection with a condemnation by the State affecting a portion of the Fishkill, New York property. The State is also required to pay the Company's legal fees. The State appealed the judgment and the trial court granting of legal fees. This award will not be reflected in the Company's Financial Statements unless and until the judgment is affirmed or otherwise modified on appeal by the applicable appellate court(s).

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

The Company had leased from an affiliate one of the stores which it closed in connection with its reorganization proceedings in 1982. The Company, by agreement with the affiliate, modified and assigned its lease to a third party. The agreement with the affiliate provides for certain monthly payments to be made to the Company through August 30, 2002, the termination date of the agreement. For the nine months ended April 30, 2002, the Company received $329,676. For the twelve months ending July 31, 2002, the Company anticipates receiving approximately $462,282

During fiscal 2002, the Company leased an additional 15,527 square feet of storage space to an existing tenant in the Company's Brooklyn, New York property. Rent for the additional space commenced in April, 2002. The Company also leased an additional 5,110 square feet of office space to an existing tenant in the Company's Jowein building in Brooklyn, New York. Rent for the additional space is anticipated to commence in June, 2002.

Cash Flows From Operating Activities:

Receivables: The Company is due the amount of $486,852 as of April 30, 2002 as reimbursement for expenditures for renovations made on behalf of two tenants at the Jamaica, New York building. The amount of $541,483 is to be paid in installments through April, 2004. The original amount of the reimbursement was $1,591,753 of which $1,104,901 has been received.

Prepaid Expenses: Cash expenditures for the nine months ended April 30, 2002 increased by $86,842 compared to the nine months ended April 30, 2001, due primarily to an increase in real estate taxes and insurance costs.

Cash Flows From Investing Activities:

Capital expenditures: The Company had expenditures of $366,255 to renovate 3,922 square feet for an existing tenant at its Jowein building in Brooklyn, New York for the nine months ended April 30, 2002. The total cost of this renovation will be approximately $400,000 and will be reimbursed by the tenant through increased rental income. The renovations were completed in May, 2002. The Company also had expenditures of $227,857 for the nine months ended April 30, 2002 to renovate 5,110 square feet of office space for an existing tenant in the same building. The total cost of this renovation will be approximately $600,000 of which $162,486 will be reimbursed by the tenant. The renovations are anticipated to be completed in June, 2002.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits.                                     N/A


   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended April 30, 2002.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    J.W. MAYS, Inc.
                                               --------------------------
                                                     (Registrant)



Date     June 5, 2002                              Lloyd J. Shulman
                                               --------------------------

                                               Lloyd J. Shulman
                                               Chairman



Date     June 5, 2002                               Alex Slobodin
                                               --------------------------

                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)
                                  -16-