Form 10-K
period 2002-07-31
MAYS J W INC
filed 2002-10-21
CIK 54187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: July 31, 2002

                                       OR

[ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________TO_____________
                         COMMISSION FILE NUMBER: 1-3647

                                J. W. MAYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                New York                                  11-1059070
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION

  9 Bond Street, Brooklyn, New York                       11201-5805
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                    (ZIP CODE)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.       YES [X]       NO______.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.  [X]      NO DELINQUENT FILERS.

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $7,986,467 AS OF SEPTEMBER 18, 2002 BASED ON THE AVERAGE OF THE BID AND ASKED PRICE OF THE STOCK REPORTED FOR SUCH DATE. FOR THE PURPOSE OF THE FOREGOING CALCULATION, THE SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

     The number of shares outstanding of the registrant's common stock as of September 18, 2002 was 2,033,280.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                             PART OF FORM 10-K
                                                           IN WHICH THE DOCUMENT
                   DOCUMENT                                   IS INCORPORATED
                   --------                                   ---------------
Annual Report to Shareholders for Fiscal Year Ended
  July 31, 2002                                                Parts I and II
Definitive Proxy Statement for the 2002 Annual
  Meeting of Shareholders                                         Part III

                                J. W. MAYS, INC.
               FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2002

                               TABLE OF CONTENTS


PART I                                                                    PAGE
                                                                          ----
    Item 1. Business ...................................................    3
    Item 2. Properties .................................................    3
    Item 3. Legal Proceedings ..........................................    7
    Item 4. Submission of Matters to a Vote of Security Holders ........    7
    Executive Officers of the Registrant ...............................    8

PART II

    Item 5. Market for Registrant's Common Stock and Related
             Shareholder Matters .......................................    8
    Item 6. Selected Financial Data ....................................    8
    Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................    8
    Item 8. Financial Statements and Supplementary Data ................    8
    Item 9. Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ......................    9

PART III

    Item 10. Directors and Executive Officers of the Registrant ........    9
    Item 11. Executive Compensation ....................................    9
    Item 12. Security Ownership of Certain Beneficial Owners
              and Management ...........................................    9
    Item 13. Certain Relationships and Related Transactions ............    9
    Item 14. Controls and Procedures ...................................    9

PART IV

    Item 15. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K ......................................    9




                                       2
================================================================================

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

     The Company employs approximately 31 employees and has a contract with a union covering rates of pay, hours of employment and other conditions of employment for approximately 16% of its employees. The Company considers that its labor relations with its employees and union are good.

ITEM 2. PROPERTIES.

     The table below sets forth certain information as to each of the properties currently operated by the Company:

                                                                     APPROXIMATE
         LOCATION                                                    SQUARE FEET
         --------                                                    -----------

1. Brooklyn, New York
     Fulton Street at Bond Street ...............................      380,000

2. Brooklyn, New York
     Jowein building
     Fulton Street and Elm Place ................................      430,000

3. Jamaica, New York
     Jamaica Avenue at 169th Street .............................      297,000

4. Fishkill, New York
     Route 9 at Interstate Highway 84 ...........................      203,000
                                                                     (located on
                                                                     14.6 acres)
5. Levittown, New York
     Hempstead Turnpike .........................................       85,800

6. Massapequa, New York
     Sunrise Highway ............................................      133,400

7. Circleville, Ohio
     Tarlton Road ...............................................      193,350
                                                                     (located on
                                                                     11.6 acres)

8. Brooklyn, New York
   Truck bays, passage facilities and tunnel-
     Schermerhorn Street ........................................       17,000
   Building-Livingston Street ...................................       10,500

     Properties leased are under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 6 to the Consolidated Financial Statements contained in the 2002 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Jowein building, the Jamaica building and the Fishkill property.

1.   Brooklyn, New York--Fulton Street at Bond Street

     15% of the property is leased by the Company under eight separate leases. Expiration dates are as follows: 4/30/2011 (5 leases); 6/30/2011 (1 lease); and 12/8/2013 (1 lease) which has two thirty-year renewal options through 12/8/2073. A lease of which the Company owns 2/3 of the premises, expired 1/31/2001. The rental on this property is continuing on a month to month basis with negotiations with the party having the 1/3 interest in progress. The Company is presently upgrading the electrical service and renovating a portion of the exterior of the building. These improvements are anticipated to be completed in December 2002.

     The property is currently leased to nine tenants of which seven are retail tenants and two occupy office space. One tenant occupies in excess of 10% of the rentable square footage (26.11%). This tenant subleases to a flea market, department store, shoe store, fast food restaurant and various other retail shops. The lease expires April 30, 2011 with no renewal options.

            OCCUPANCY                             LEASE EXPIRATION
         ---------------                 ---------------------------------
           YEAR                             YEAR      NUMBER OF     AREA
          ENDED    RATE                    ENDED       LEASES      SQ. FT.
          -----    ----                    -----       ------     --------
         7/31/98  28.77%                 7/31/2003        1            63
         7/31/99  31.57%                 7/31/2004        1         1,140
         7/31/00  31.57%                 7/31/2005        1         2,140
         7/31/01  31.57%                 7/31/2006        2         3,718
         7/31/02  35.65%                 7/31/2009        1         3,080
                                         7/31/2011        3       125,346
                                                          -       -------
                                                          9       135,487
                                                          -       -------

     As of July 31, 2002 the federal tax basis is $9,780,785 with accumulated depreciation of $5,289,710 for a net carrying value of $4,491,075. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $751,595 and the rate used is averaged at $9.712 per $100 of assessed valuation.

2.   Brooklyn, New York--Jowein building, Fulton St. & Elm Place

     Approximately 50% of the property is owned and 50% is leased. The lease is with one landlord and expires April 30, 2010. There are no renewal options. 5,460 square feet on one floor of the premises was renovated for office space to an existing tenant, occupancy which commenced June 1, 2002. 3,922 square feet for an existing tenant was also renovated for office space. There are no present plans for additional improvements of this property. Approximately 295,000 square feet of the property is currently leased to thirteen tenants of which six are retail stores, three are fast food restaurants and four leases are for office space. One tenant is a New York City agency which occupies in excess of 10% of the rentable square footage (33.33%). The lease expires April 29, 2010 with no renewal options. Approximately 95,000 square feet of the building are available for lease.

            OCCUPANCY                             LEASE EXPIRATION
         ---------------                 ---------------------------------
          YEAR                              YEAR      NUMBER OF     AREA
         ENDED     RATE                    ENDED       LEASES      SQ. FT.
         -----     ----                    -----       ------     --------
         7/31/98  65.19%                 7/31/2006        2        13,460
         7/31/99  65.19%                 7/31/2007        1         5,500
         7/31/00  65.21%                 7/31/2010        8       252,138
         7/31/01  67.38%                 7/31/2011        2        24,103
                                                         --       -------
         7/31/02  68.65%                                 13       295,201
                                                         --       -------

     As of July 31, 2002 the federal tax basis is $11,500,340 with accumulated depreciation of $5,986,686 for a net carrying value of $5,513,654. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $992,514 and the rate used is averaged at $9.712 per $100 of assessed valuation.

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

           OCCUPANCY                              LEASE EXPIRATION
         ---------------                 ---------------------------------
           YEAR                             YEAR      NUMBER OF     AREA
          ENDED    RATE                    ENDED        LEASES     SQ. FT.
          -----    ----                    -----        ------    -------
         7/31/98  62.34%                 7/31/2003         1        6,021
         7/31/99  62.34%                 7/31/2006         2      128,342
         7/31/00  62.34%                 7/31/2007         4       57,307
         7/31/01  80.34%                 7/31/2008         1        2,000
         7/31/02  80.34%                 7/31/2011         1       42,250
                                         7/31/2012         1        2,680
                                                          --      -------
                                                          10      238,600
                                                          --      -------

     As of July 31, 2002 the federal tax basis is $15,820,257 with accumulated depreciation of $6,317,819 for a net carrying value of $9,502,438. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $285,925 and the rate used is averaged at $9.712 per $100 of assessed valuation.

4.   Fishkill, New York--Route 9 at Interstate Highway 84

     The Company owns the entire property. There are no present plans for the additional improvements of this property. Approximately 26,000 square feet are leased to one tenant for office space and approximately 177,000 square feet of the building are available for lease.

            OCCUPANCY                            LEASE EXPIRATION
         ---------------                 ---------------------------------

          YEAR                             YEAR       NUMBER OF     AREA
          ENDED    RATE                   ENDED         LEASES     SQ. FT.
          -----    ----                   -----         ------    -------
         7/31/98  12.28%                 7/31/2006        1        25,915
         7/31/99  12.28%
         7/31/00  12.28%
         7/31/01  12.28%
         7/31/02  12.28%


     As of July 31, 2002 the federal tax basis is $9,526,892 with accumulated depreciation of $6,056,769 for a net carrying value of $3,470,123. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $123,344 and the rate used is averaged at $3.36 per $100 of assessed valuation.

5.   Levittown, New York--Hempstead Turnpike

     The Company owns the entire property. There are no present plans for additional improvements of this property. The property is currently leased to one tenant that operates the premises as a game room and sub-lease portion for a fast food restaurant. The lease expires September 30, 2004 with one five year renewal option.

            OCCUPANCY                             LEASE EXPIRATION
         ---------------                 ---------------------------------
           YEAR                            YEAR       NUMBER OF     AREA
          ENDED     RATE                   ENDED        LEASES     SQ. FT.
          -----     ----                   -----        ------     -------
         7/31/98    100%                 7/31/2005     Building    15,243
         7/31/99    100%                                 Land      70,557
                                                                   ------
         7/31/00    100%                                   1       85,800
                                                                   ------
         7/31/01    100%
         7/31/02    100%

     As of July 31, 2002 the federal tax basis is $273,550 with accumulated depreciation of $272,528 for a net carrying value of $1,022. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $133,065 and the rate used is averaged at $127.20 per $100 of assessed valuation.

6.   Massapequa, New York--Sunrise Highway

     The Company is the prime tenant of this leasehold. The lease expires May 14, 2009 and there is one renewal option. There are no present plans for additional improvements of this property. The entire leasehold is currently sub-leased; one, to a gasoline service station and the other for use as a bank. Each of these tenants occupies in excess of 10% of the rentable square footage. The gasoline service station sub-lease expires April 29, 2009 with no renewal options. The sub-sub-lease to the bank expires May 14, 2009 with one renewal option.

            OCCUPANCY                             LEASE EXPIRATION
         ---------------                 ---------------------------------
          YEAR                             YEAR       NUMBER OF    AREA
          ENDED     RATE                   ENDED        LEASES    SQ. FT.
          -----     ----                   -----        ------    -------
         7/31/98    100%                 7/31/2009        2       133,400
         7/31/99    100%
         7/31/00    100%
         7/31/01    100%
         7/31/02    100%

     The real estate taxes for this property are $326,988 and the rate used is averaged at $107.69 per $100 of assessed valuation.

     The Company does not own this property. Improvements to the property, if any, are made by the tenants.

7.   Circleville, Ohio--Tarlton Road

     The Company owns the entire property. There are no present plans for additional improvements of this property. The entire property is currently leased to one tenant. The tenant is a manufacturer and uses these premises as a warehouse and distribution facility. The lease expired September 30, 2002. An extension and modification of lease for the entire premises has been executed.

            OCCUPANCY                             LEASE EXPIRATION
         ---------------                 ---------------------------------
          YEAR                             YEAR       NUMBER OF    AREA
          ENDED     RATE                   ENDED        LEASES    SQ. FT.
          -----     ----                   -----        ------    -------
         7/31/98    100%                 7/31/2006        1       193,350
         7/31/99    100%
         7/31/00    100%
         7/31/01    100%
         7/31/02    100%

     As of July 31, 2002 the federal tax basis is $4,388,456 with accumulated depreciation of $1,340,917 for a net carrying value of $3,047,539. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

     The real estate taxes for this property are $45,775 and the rate used is averaged at $34.90 per $1,000 of assessed valuation.

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

     See Note 11 to the Consolidated Financial Statements of the 2002 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company's rental income.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each Executive Officer of the Registrant (each of whom is elected annually) whose present term of office will expire upon the election and qualification of his successor:


                                                                 FIRST BECAME
                                    BUSINESS EXPERIENCE DURING   SUCH OFFICER
NAME                          AGE      THE PAST FIVE YEARS        OR DIRECTOR
----                          ---      -------------------        -----------

Lloyd J. Shulman ..........    60    President                   November, 1978
                                     Co-Chairman of the Board
                                       and President             June, 1995
                                     Chairman of the Board and
                                       President                 November, 1996
                                     Director                    November, 1977

Alex Slobodin .............    87    Executive Vice President    November, 1965
                                     Treasurer                   September, 1955
                                     Director                    November, 1963

Mark Greenblatt ...........    48    Vice President              August, 2000
                                     Assistant Treasurer         November, 1987

Ward N. Lyke, Jr. .........    51    Vice President              February, 1984

George Silva ..............    52    Vice President              March, 1995

     All of the above mentioned officers have been appointed as such by the directors and, except for Mr. Greenblatt, have been employed as Executive Officers of the Company during the past five years

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The information appearing under the heading "Common Stock and Dividend Information" on page 21 of the Registrant's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information appearing under the heading "Summary of Selected Financial Data" on page 2 of the Registrant's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 of the Registrant's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Financial Statements, together with the report of D'Arcangelo & Co., LLP, Independent Auditors, dated October 11, 2002, appearing on pages 4 through 17 of the Registrant's 2002 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, 7 and 8 hereof, the 2002 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Response to that part of this item relating to Disagreements with Accountants and Financial Disclosures--None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and such information is incorporated herein by reference.

     The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the heading "Executive Compensation" in the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item appears under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Information Concerning Nominees for Election as Directors" in the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item appears under the headings "Executive Compensation", "Certain Transactions" and "Certain Relationships and Related Transactions" in the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

     We currently have in place systems relating to internal controls and procedures with respect to our financial information. Our management periodically reviews and evaluates these internal control systems with our internal auditor and our independent auditors. We have completed such a review and evaluation in connection with the preparation of this Annual Report. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation. While we believe our internal controls and procedures are effective, we understand that the SEC may be promulgating additional rules relating to internal controls. We cannot provide assurance that our current internal controls will not change in the future to reflect potential new rules of the SEC.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          1. The Consolidated Financial Statements and report of D'Arcangelo & Co., LLP, Independent Auditors, dated October 11, 2002, set forth on pages 4 through 17 of the Registrant's 2002 Annual Report to Shareholders.

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

               (99) Additional exhibits--Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. sec. 1350:

                    (i)  Chief Executive Officer

                    (ii) Chief Financial Officer

     (b) Reports on Form 8-K--No reports on Form 8-K were required to be filed by the Registrant during the three months ended July 31, 2002.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                      J. W. Mays, Inc .
                                             -----------------------------------
                                                         (Registrant)

           October 17, 2002               By:           Lloyd J. Shulman
                                             -----------------------------------
                                                        Lloyd J. Shulman
                                                     Chairman of the Board
                                                  Principal Executive Officer
                                                            President
                                                  Principal Operating Officer


           October 17, 2002               By:            Alex Slobodin
                                             -----------------------------------
                                                         Alex Slobodin
                                                   Executive Vice President
                                                         and Treasurer
                                                  Principal Financial Officer

           October 17, 2002               By:            Mark Greenblatt
                                             -----------------------------------
                                                         Mark Greenblatt
                                                          Vice President
                                                     and Assistant Treasurer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED

           SIGNATURE                          TITLE                   DATE
           ---------                          -----                   ----


        Lloyd J. Shulman            Chairman of the Board,      October 17, 2002
---------------------------------     Chief Executive Officer,
        Lloyd J. Shulman              President, Chief Operating
                                      Officer and Director


         Alex Slobodin              Executive Vice President,   October 17, 2002
---------------------------------     Treasurer and Director
         Alex Slobodin


         Lance D. Myers             Director                    October 17, 2002
---------------------------------
         Lance D. Myers


         Dean L. Ryder              Director                    October 17, 2002
---------------------------------
         Dean L. Ryder

         Jack Schwartz              Director                    October 17, 2002
---------------------------------
         Jack Schwartz


       Sylvia W. Shulman            Director                    October 17, 2002
---------------------------------
       Sylvia W. Shulman


        Lewis D. Siegel             Director                    October 17, 2002
---------------------------------
        Lewis D. Siegel

CERTIFICATION PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

================================================================================

In connection with the Annual Report on Form 10-K of J.W. Mays, Inc. (the "Company") and its subsidiaries for the fiscal year ended July 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Lloyd J. Shulman, Chief Executive Officer of the Company, certify under oath that:

     1.   I have reviewed the Report being filed;

     2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

     4. I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 13a-14) for the Company and have:

          i. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

          ii. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

          iii. Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

     5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          i. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls (although no such disclosure was necessary); and

     6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              LLOYD J. SHULMAN
                                             -------------------------
                                              Lloyd J. Shulman
                                              President
                                              Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

================================================================================

In connection with the Annual Report on Form 10-K of J.W. Mays, Inc. (the "Company") and its subsidiaries for the fiscal year ended July 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Alex Slobodin, Principal Financial Officer of the Company, certify under oath that:

     1.   I have reviewed the Report being filed;

     2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

     4. I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures ( as such term is defined in paragraph (c) of Rule 13a-14) for the Company and have:

          i. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

          ii. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

          iii. Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

     5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          i. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls (although no such disclosure was necessary); and

     6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               ALEX SLOBODIN
                                              -------------------------
                                               Alex Slobodin
                                               Executive Vice President
                                               Chief Financial Officer

            INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES


     Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 2002, which are incorporated herein by reference:

     Report of Independent Auditors (page 17)

     Consolidated Balance Sheets (pages 4 and 5)

     Consolidated Statements of Income and Retained Earnings (page 6)

     Consolidated Statements of Comprehensive Income (page 6)

     Consolidated Statements of Cash Flows (page 7)

     Notes to Consolidated Financial Statements (pages 8-16)


Financial Statement Schedules:

                                                                   PAGE
                                                                   ----
        Report of Independent Auditors ...........................  14
     II Valuation and Qualifying Accounts ........................  15
    III Real Estate and Accumulated Depreciation .................  16

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

                                ---------------

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
J. W. Mays, Inc. and Subsidiaries

     We have audited the consolidated financial statements of J. W. Mays, Inc. and subsidiaries as of July 31, 2002 and 2001, and for the three years ended July 31, 2002 and have issued our report thereon dated October 11, 2002; such consolidated financial statements and report are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J. W. Mays, Inc. and subsidiaries listed in
Item 14(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D'Arcangelo & Co., LLP
Purchase, N.Y.
October 11, 2002

                                                                     SCHEDULE II

                                J. W. MAYS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                          YEAR ENDED JULY 31,
                                                 ------------------------------------
                                                    2002         2001         2000
                                                 ----------   ----------   ----------
Allowance for net unrealized gains (losses) on
  marketable securities:
    Balance, beginning of period .............   $  780,878   $   95,117   $  206,998
    Additions (Reductions) ...................      553,932      685,761     (111,881)
                                                 ----------   ----------   ----------
    Balance, end of period ...................   $1,334,810   $  780,878   $   95,117
                                                 ==========   ==========   ==========

Deferred income tax asset
  valuation allowance:
    Balance, beginning of period .............   $     --     $     --     $    9,171
    (Reductions) .............................         --           --         (9,171)
                                                 ----------   ----------   ----------
    Balance, end of period ...................   $     --     $     --     $     --
                                                 ==========   ==========   ==========


                                                                                                                        SCHEDULE III

                                                          J. W. MAYS, INC.

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                            JULY 31, 2002

======================================================================================================
           COL. A                     COL. B      COL. C               COL. D
------------------------------------------------------------------------------------------------------
                                                                               COST CAPITALIZED
                                                 INITIAL COST TO COMPANY   SUBSEQUENT TO ACQUISITION
                                                 -----------------------   -------------------------
                                      ENCUM-                 BUILDING &                    CARRIED
        DESCRIPTION                  BRANCES       LAND     IMPROVEMENTS   IMPROVEMENTS     COST
-----------------------------------------------------------------------------------------------------
OFFICE AND RENTAL BUILDINGS
Brooklyn, New York
  Fulton Street at Bond Street ... $     --     $1,703,157   $ 3,862,454    $ 7,778,850    $   --
Jamaica, New York
  Jamaica Avenue at
  169th Street ...................  5,985,663        --        3,215,699     12,604,560        --
Fishkill, New York
  Route 9 at Interstate
  Highway 84 .....................  2,066,535      467,341     7,212,116      2,357,096        --
Brooklyn, New York
  Jowein Building
  Fulton Street and Elm Place ....    367,092    1,622,232       770,561     10,725,679        --
Levittown, New York
  Hempstead Turnpike .............     --           95,256       200,560         72,990        --
Circleville, Ohio
  Tarlton Road ...................     72,445      120,849     4,388,456           --          --
                                   ----------   ----------   -----------    -----------    --------
Total (A) ........................ $8,491,735   $4,008,835   $19,649,846    $33,539,175    $   --
                                   ==========   ==========   ===========    ===========    ========


===================================================================================================================================
           COL. A                      COL. E                                   COL. F         COL. G     COL. H       COL. I
-----------------------------------------------------------------------------------------------------------------------------------
                                        GROSS AMOUNT AT WHICH CARRIED                                               LIFE ON WHICH
                                              AT CLOSE OF PERIOD                                                   DEPRECIATION IN
                                   ---------------------------------------                                          LATEST INCOME
                                                 BUILDING &                   ACCUMULATED      DATE OF      DATE     STATEMENT IS
        DESCRIPTION                    LAND     IMPROVEMENTS      TOTAL      DEPRECIATION   CONSTRUCTION   ACQURED     COMPUTED
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE AND RENTAL BUILDINGS
Brooklyn, New York
  Fulton Street at Bond Street .... $1,703,157   $11,641,304   $13,344,461    $5,553,145      Various      Various      (1)(2)
Jamaica, New York
  Jamaica Avenue at
  169th Street ....................       --      15,820,259    15,820,259     6,258,435      1959         1959         (1)(2)
Fishkill, New York
  Route 9 at Interstate
  Highway 84 ......................    467,341     9,569,212    10,036,553     5,578,257      10/74        11/72        (1)
Brooklyn, New York
  Jowein Building
  Fulton Street and Elm Place .....  1,622,232    11,496,240    13,118,472     6,422,554      1915         1950         (1)(2)
Levittown, New York
  Hempstead Turnpike ..............     95,256       273,550       368,806       249,669      4/69         6/62         (1)
Circleville, Ohio
  Tarlton Road ....................    120,849     4,388,456     4,509,305     1,042,258      9/92        12/92         (1)
                                    ----------   -----------   -----------   -----------
Total (A) ......................... $4,008,835   $53,189,021   $57,197,856   $25,104,318
                                    ==========   ===========   ===========   ===========


-----------------

(1) Building and improvements            18-40 years
(2) Improvements to leased property      3-40 years
(A) Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $873,715 and Accumulated Depreciation thereon of $599,740 at July 31, 2002.

                                                   YEAR ENDED JULY 31,
                                          -------------------------------------
                                              2002         2001         2000
                                          -----------  -----------  -----------
INVESTMENT IN REAL ESTATE
Balance at Beginning of Year ..........   $55,542,713  $52,330,458  $50,621,497
Improvements ..........................     1,655,143    3,212,255    1,708,961
                                          -----------  -----------  -----------
Balance at End of Year ................   $57,197,856  $55,542,713  $52,330,458
                                          ===========  ===========  ===========

ACCUMULATED DEPRECIATION
Balance at Beginning of Year ..........   $24,017,932  $22,991,895  $22,035,880
Additions Charged to Costs and Expenses     1,086,386    1,026,037      956,015
                                          -----------  -----------  -----------
Balance at End of Year ................   $25,104,318  $24,017,932  $22,991,895
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

(99) Additional exhibits--(i) and (ii)

                                   EXHIBIT 13

             (COPY OF ANNUAL REPORT TO SHAREHOLDERS ATTACHED HERETO)

                         FISCAL YEAR ENDED JULY 31, 2002

                                   (NEXT PAGE)