Form 10-Q
period 2002-10-31
MAYS J W INC
filed 2002-12-09
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 2002

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

        Class                                Outstanding at December 4, 2002
Common Stock,  $1 par value                       2,033,280 shares

                                             This report contains 18 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 11

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             12 - 13

          Controls and Procedures                             13


Part II  -  Other Information                                 14

          Signatures                                          15
          Certifications - Chief Executive Officer            16
                         - Chief Financial Officer            17

          Exhibits   - 99(i)                                  18
                     - 99(ii)                                 18


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     October 31,       July 31,
                             ASSETS                                     2002             2002
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 8)                        $32,731,615      $32,367,513
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           2,730,598        2,951,013
  Marketable securities  (Note 4)                                        44,794           44,653
  Receivables (Note 9)                                                  457,558          551,678
  Deferred income taxes                                                  78,000          107,000
  Prepaid expenses                                                      861,645        1,431,240
  Real estate taxes refundable                                              -             82,769
  Security deposits                                                      21,578           14,745
                                                                   -------------    -------------
       Total current assets                                           4,194,173        5,183,098
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,861,316        2,858,009
  Less accumulated amortization                                       1,692,502        1,629,773
                                                                   -------------    -------------
       Net                                                            1,168,814        1,228,236
  Security deposits                                                     718,599          701,455
  Unbilled receivables (Note 9)                                       4,301,519        4,313,327
  Receivables (Note 9)                                                  130,482          193,444
  Marketable securities  (Note 4)                                     3,987,161        4,278,813
                                                                   -------------    -------------
       Total other assets                                            10,306,575       10,715,275
                                                                   -------------    -------------


        TOTAL ASSETS                                                $47,232,363      $48,265,886
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                         $7,614,522       $7,778,871
  Other (Note 7)                                                        415,880          399,328
                                                                   -------------    -------------
       Total long-term debt                                           8,030,402        8,178,199
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,985,000        3,093,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       74,097           55,605
  Payroll and other accrued liabilities                                 574,271          808,807
  Income taxes payable                                                  120,592          747,268
  Other taxes payable                                                     2,365            3,676
  Current portion of long-term debt - mortgages payable (Note 6)        647,912          712,864
  Current portion of long-term debt - other (Note 7)                     21,578           14,745
                                                                   -------------    -------------
       Total current liabilities                                      1,440,815        2,342,965
                                                                   -------------    -------------

       Total liabilities                                             12,456,217       13,614,164
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      688,158          880,810
  Retained earnings                                                  29,623,798       29,306,722
                                                                   -------------    -------------
                                                                     35,836,498       35,712,074
  Less common stock held in treasury, at cost - 145,017
    shares at October 31, 2002 and at July 31, 2002                   1,060,352        1,060,352
                                                                   -------------    -------------
       Total shareholders' equity                                    34,776,146       34,651,722
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $47,232,363      $48,265,886
                                                                   =============    =============

See Notes to Consolidated Financial Statements.






                                 J.  W. MAYS, INC.

                 CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                     Three Months Ended
                                                                         October 31,
                                                               --------------- ----------------
                                                                      2002            2001
                                                               --------------  --------------
                                                                  (Unaudited)     (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                    $3,175,749      $3,062,784

  Rental income - affiliated company (Note 9)                          69,629         103,403
                                                                --------------  --------------
      Total revenues                                                3,245,378       3,166,187
                                                                --------------  --------------


Expenses
  Real estate operating expenses                                    1,640,297       1,475,091
  Administrative and general expenses                                 696,761         601,924
  Depreciation and amortization                                       291,910         280,305
                                                                --------------  --------------
       Total expenses                                               2,628,968       2,357,320
                                                                --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                   616,410         808,867
                                                                --------------  --------------
Investment income and interest expense:
  Investment income (Note 4)                                           70,231          77,338
  Interest expense (Notes 6 and 11)                                  (141,565)       (182,633)
                                                                --------------  --------------
                                                                      (71,334)       (105,295)
                                                                --------------  --------------

Income before income taxes                                            545,076         703,572
Income taxes provided                                                 228,000         316,000
                                                                --------------  --------------
Net income                                                            317,076         387,572

Retained earnings, beginning of period                             29,306,722      28,052,532
                                                                --------------  --------------
Retained earnings, end of period                                  $29,623,798     $28,440,104
                                                                ==============  ==============

Income per common share  (Note 2)                                        $.16            $.19
                                                                ==============  ==============

Dividends per share                                                      $-              $-
                                                                ==============  ==============

Average common shares outstanding                                   2,033,280       2,033,280
                                                                ==============  ==============


See Notes to Consolidated Financial Statements.

                         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                     Three Months Ended
                                                                         October 31,
                                                               --------------- ----------------
                                                                      2002            2001
                                                               --------------  --------------
                                                                  (Unaudited)     (Unaudited)

Net Income                                                           $317,076        $387,572
                                                                --------------  --------------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain (loss) on available-for-sale securities:

       Net of taxes (benefit) of ($90,000) and $55,000 for the three

       months ended October 31, 2002 and 2001, respectively          (192,652)        105,523

      Reclassification adjustment                                      (3,838)              -
                                                                --------------  --------------
  Other comprehensive income (loss)                                  (196,490)        105,523
                                                                --------------  --------------

                                                                --------------  --------------
Comprehensive Income                                                 $120,586        $493,095
                                                                ==============  ==============
See Notes to Consolidated Financial Statements.
                                      -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three Months Ended
                                                                            October 31,
                                                                 ---------------  ---------------
                                                                      2002             2001
                                                                 ---------------  ---------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $317,076         $387,572

Adjustments to reconcile income to
 net cash provided by operating activities:
  Realized loss on marketable securities                                  3,838              -
  Depreciation and amortization                                         291,910          280,305
  Amortization of deferred expenses                                      62,729           58,397
  Other assets - deferred expenses                                       (3,307)         (22,242)
                      - unbilled receivables                             11,808           33,451
                      - unbilled receivables - affiliated company           -             45,484
                      - receivables                                      62,962           57,278
  Deferred income taxes                                                  20,000           72,000
Changes in:
  Receivables                                                            94,120          189,511
  Prepaid expenses                                                      569,595          521,920
  Real estate taxes refundable                                           82,769              -
  Accounts payable                                                       18,492           34,488
  Payroll and other accrued liabilities                                (234,536)        (113,502)
  Income taxes payable                                                 (626,676)           7,638
  Other taxes payable                                                    (1,311)           1,909
                                                                   -------------    -------------
     Cash provided by operating activities                              669,469        1,554,209
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (656,012)         (58,351)
  Security deposits                                                     (23,977)          (3,460)
  Marketable securities:
    Receipts from sales or maturities                                     8,662           50,000
    Payments for purchases                                              (12,641)        (285,332)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (683,968)        (297,143)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowing - mortgage                                                      -          1,200,000
  Increase - security deposits                                           23,385            2,618
  Payments - mortgages and other debt                                  (229,301)        (256,392)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                     (205,916)         946,226
                                                                   -------------    -------------

Increase (decrease) in cash                                            (220,415)       2,203,292

Cash and cash equivalents at beginning of period                      2,951,013        1,003,130
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $2,730,598       $3,206,422
                                                                   =============    =============

See Notes to Consolidated Financial Statements.
                                      -5-

                               J. W. MAYS,  INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Records and Use of Estimates:

   The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Company's financial statements in accordance with GAAP requires management to make estimates that affect the reported consolidated statements of income and retained earnings, comprehensive income, and the consolidated balance sheets and related disclosures. Actual results could differ from those estimates.

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2003.

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,033,280 for each of the three months ended October 31, 2002, and October 31, 2001.

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




As of October 31, 2002, the Company's marketable securities were classified as follows:

                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:

            Certificate of deposit                                   $44,794           $-               $-          $44,794
                                                                =============  =============    =============  =============

  Noncurrent:
            Available-for-sale:
              Equity securities                                   $2,944,003     $1,043,158             $-       $3,987,161
                                                                =============  =============    =============  =============


  Investment income consists of the following:

                                                                   Three Months Ended
                                                                       October 31,
                                                               -----------------------------
                                                                     2002           2001
                                                                -------------  -------------
            Interest income                                          $20,543        $33,663
            Dividend income                                           53,526         43,675
            (Loss) on sale of marketable securities                   (3,838)           -
                                                                -------------  -------------
                 Total                                               $70,231        $77,338
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

   The Company derives rental income from thirty-nine tenants, of which one tenant accounted for 18.03% and another tenant accounted for 15.33% of rental income during the three months ended October 31, 2002. No other tenant accounted for more than 10% of rental income during the same period.

6. Long-Term Debt:



Long Term Debt:
                                                                    October 31, 2002                   July 31, 2002
                                                            -------------------------------------------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                           Rate     Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------

Mortgages:
  Jamaica, New York property       (a)        5%  4/01/07          $266,666      $2,266,667          $266,667       $2,333,333
  Jamaica, New York property       (b)     6.98%  8/01/06           147,828       3,202,943           145,257        3,240,406
  Jowein building, Brooklyn, N.Y.  (c)       9 %  3/31/05           125,957         211,351           123,220          243,872
  Fishkill, New York property      (d)     8.25%  7/01/04           107,461       1,933,561           105,275        1,961,260
  Circleville, Ohio property       (e)       7 %  9/30/02                 -               -            72,445                -
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $647,912      $7,614,522          $712,864       $7,778,871
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


(c)Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. Effective April 1, 2000, the maturity date of the mortgage was extended to March 31, 2005. The interest rate remained at 9% per annum. During the extended period the constant quarterly payments of interest and principal increased from $37,263 to $38,044. The mortgage loan is self-amortizing.

(d)On June 2, 1999, the existing first mortgage loan balance on the Fishkill, New York property was extended for a period of five years. Under the terms of the extension agreement the annual interest rate was reduced from 9% to 8.25% and the interest and principal payments are to be made in constant monthly amounts based upon a fifteen (15) year payout period.

(e)The mortgage loan, which was self-amortizing, matured September 30, 2002. The final payment was made September 1, 2002.

7. Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:

                                                                    October 31, 2002               July 31, 2002
                                                            ----------------------------------------------------------------

                                                                    Due             Due              Due             Due
                                                                  Within           After           Within           After
                                                                 One Year        One Year         One Year        One Year
                                                             -------------   -------------    -------------   -------------

Lease security deposits                                            $21,578        $415,880          $14,745        $399,328
                                                              =============   =============    =============   =============

Does not include three irrevocable letters of credit totaling $319,000 at October 31, 2002 and July 31, 2002, provided by three tenants.

8. Property and Equipment - at cost:


                                                                    October 31,       July 31,
                                                                       2002             2002
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $44,151,860      $43,962,492
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               4,008,835        4,008,835
  Construction in progress                                             527,430           68,520
                                                                  -------------    -------------
                                                                    57,846,134       57,197,856
  Less accumulated depreciation                                     25,382,389       25,104,318
                                                                  -------------    -------------
     Property - net                                                 32,463,745       32,093,538
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               664,747          657,013
  Other fixed assets                                                   216,702          216,702
                                                                  -------------    -------------
                                                                       881,449          873,715
  Less accumulated depreciation                                        613,579          599,740
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               267,870          273,975
                                                                  -------------    -------------

        Property and equipment - net                               $32,731,615      $32,367,513
                                                                  =============    =============
                                      -10-

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     The Company had leased from an affiliate one of the stores which was closed in connection with its reorganization proceedings in 1982. The Company, by agreement with the affiliate, modified and assigned its lease to a third party. The agreement with the affiliate provided for certain monthly payments to be made to the Company through August 30, 2002, the termination date of the agreement. Rental income includes $69,629 for the quarter ended October 31, 2002, and $103,403 for the quarter ended October 31, 2001, representing rentals from the affiliated company.

10   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $64,988 and $63,586 as contributions to the Plan for the three months ended October 31, 2002, and October 31, 2001, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


Supplemental disclosure:
                                                         Three Months Ended
                                                             October 31,
                                                  ------------------------------
                                                          2002           2001
                                                  ------------------------------

Interest paid                                           $142,567       $176,527
Income taxes paid                                       $834,676       $236,362

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

                              J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended October 31, 2002 Compared to the Three Months Ended October 31, 2001:

In the three months ended October 31, 2002, the Company reported net income of $317,076, or $.16 per share. In the comparable three months ended October 31, 2001, the Company reported net income of $387,572, or $.19 per share.

Revenues in the current three months increased to $3,245,378 from $3,166,187 in the comparable 2001 three months.

Real estate operating expenses in the current three months increased to $1,640,297 from $1,475,091 in the comparable 2001 three months primarily due to a increase in payroll, insurance, maintenance and utility costs, partially offset by a decrease in real estate taxes.

Administrative and general expenses in the current three months increased to $696,761 from $601,924 in the comparable 2001 three months due to an increase in insurance, and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $291,910 from $280,305 in the comparable 2001 three months, primarily due to depreciation on the additional improvements to the Jamaica, New York property.

Interest expense in the current three months exceeded investment income by $71,334 and by $105,295 in the comparable 2001 three months. The decrease was due to a reduction of the interest rate on a mortgage on the Jamaica, New York property and by scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,730,598 at October 31, 2002.

One of the retail tenants at the Company's Jamaica, New York location, under lease dated March 29, 1990, as amended, filed under Chapter 11 of United States Bankruptcy Code on October 7, 2002. The tenant did not pay the amount due at July 31, 2002 which amount was written off as a bad debt at July 31, 2002. The tenant has not paid the fixed rent and the additional rent and expenses due for the period, August 1, 2002 through October 6, 2002. The Company has reason to believe that the tenant does not intend to pay such amounts and accordingly, has not recorded as income during the three months ended October 31, 2002, the amount due of fixed rent of $149,933 and the additional rent and other operating expenses of $36,833, for a total of $186,766. The tenant has paid the fixed rent and additional rent and other operating expenses for the period October, 7, 2002 through November 30, 2002. There was no comparable item in the 2001 corresponding quarter.

One tenant occupies the entire Circleville, Ohio property comprising a warehouse distribution building of approximately 193,000 square feet on approximately 11.66 acreage of land. The term of the lease terminated September 30, 2002. An extension and modification of lease (term and rental) for the entire premise has been executed for three years to September 30, 2005. Tenant has the option to surrender up to 73,350 square feet of the 193,000 square feet, on/and after May 31, 2003.

The Company has obtained a judgment at a Trial Court in the New York State Court of Claims in the amount of $4,147,500, plus interest and legal fees, against the State of New York in connection with a condemnation by the State affecting a portion of the Fishkill, New York property. On appeal to the Appellate Division of the State of New York, the judgment was reversed and the award reduced to $24,105. The Company has made a motion to (1) increase the award and (2) obtain leave to appeal to the Court of Appeals.

Cash Flows From Operating Activities:

Receivables: The Company is due the amount of $373,636 as of October 31, 2002 as reimbursement for expenditures for renovations made on behalf of a tenant at the Jamaica, New York building. The amount of $373,636 is to be paid in installments through April, 2004. The original amount of the reimbursement was $1,591,753 of which $1,218,117 has been received.

Prepaid Expenses: Expenditures for the three months ended October 31, 2002 increased by $41,297 compared to the three months ended October 31, 2001, due to an increase in insurance costs.

Cash Flows From Investing Activities:

Capital expenditures: The Company had expenditures of $310,410 for the three months ended October 31, 2002 for the upgrading of electrical service and the renovation of a portion of the exterior of its Brooklyn, New York building. The total cost will be approximately $650,000. The total expenditures as of October 31, 2002 were $378,930. The project is anticipated to be completed in December, 2002. The Company also had expenditures of $148,500 for the three months ended October 31, 2002 for the renovation of a portion of the exterior of its Jamaica, New York building. The total cost will be approximately $280,000. The project is anticipated to be completed in December, 2002.


Controls and Procedures

We currently have in place systems relating to internal controls with respect to our financial information. We also have in place disclosure controls and procedures with respect to ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to management, and especially the Chief Executive Officer and Chief Financial Officer, in a timely fashion. Our management periodically reviews and evaluates these internal controls and disclosure controls and procedures with our internal auditor and our independent auditors and has done so within 90 days of filing of this Quarterly Report on Form 10-Q. We have determined that the internal controls and the disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information (both of a financial and a non-financial nature) relating to the Company, including its consolidated subsidiaries.

We have determined that there have been no significant changes in our internal controls and our disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to our most recent evaluation. While we believe that our internal controls and our disclosure controls and procedures are effective, we understand that the SEC may be promulgating additional rules relating to disclosure controls and procedures. We cannot provide assurance that either our internal controls or our disclosure controls and procedures will not change in the future to reflect new rules of the SEC.

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

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits--Certifications Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002;
          18 U.S.C. sec. 1350:

          (i)  Chief Executive Officer

          (ii) Chief Financial Officer

   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended October 31, 2002.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             J.W. MAYS, Inc.
                                             -----------------------
                                             (Registrant)



Date     December 4, 2002                    Lloyd J. Shulman
                                             -----------------------
                                             Lloyd J. Shulman
                                             President
                                             Chief Executive Officer



Date     December 4, 2002                    Alex Slobodin
                                             -----------------------
                                             Alex Slobodin
                                             Exec. Vice-President
                                             (Principal Financial Officer)

CERTIFICATION PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Report on Form 10-Q of J.W. Mays, Inc. (the "Company") and its subsidiaries for the Quarterly Period ended October 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Lloyd J. Shulman, Chief Executive Officer of the Company, certify under oath that:

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

 5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

 6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 Lloyd J. Shulman
                                                 -----------------------
                                                 Lloyd J. Shulman
                                                 President
                                                 Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


In connection with the Report on Form 10-Q of J.W. Mays, Inc. (the "Company") and its subsidiaries for the Quarterly Period ended October 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Alex Slobodin, Principal Financial Officer of the Company, certify under oath that:

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

 5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

 6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 Alex Slobodin
                                                 ------------------------
                                                 Alex Slobodin
                                                 Executive Vice President
                                                 Chief Financial Officer

                                                             EXHIBIT 99(i)
                           CERTIFICATION
     PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE
     UNITED STATES CODE AS ADOPTED PURSUANT TO SECTION 906
                   OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Report on Form 10-Q of J.W. Mays, Inc. and its subsidiaries for the Quarterly Period ended October 31, 2002, as filed with the Securities and Exchange Commission (the Report), Lloyd J. Shulman, Chairman, President, Chief Executive Officer and Chief Operating Officer of J.W. Mays, Inc., hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. sec. 1350, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of J.W. Mays, Inc.


Dated: December 4, 2002
                                        Lloyd J. Shulman
                                        ----------------------------------
                                        Lloyd J. Shulman
                                        Chairman, President, Chief Executive
                                        Officer and Chief Operating Officer



                                                             EXHIBIT 99(ii)
                           CERTIFICATION
     PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE
     UNITED STATES CODE AS ADOPTED PURSUANT TO SECTION 906
                   OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Report on Form 10-Q of J.W. Mays, Inc. and its subsidiaries for the Quarterly Period ended October 31, 2002, as filed with the Securities and Exchange Commission (the Report), Alex Slobodin, Executive Vice President and Chief Financial Officer of J.W. Mays, Inc., hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. sec. 1350, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of J.W. Mays, Inc.


Dated: December 4, 2002
                                        Alex Slobodin
                                        ----------------------------
                                        Alex Slobodin
                                        Executive Vice President and
                                        Chief Financial Officer