Form 10-Q
period 2003-01-31
MAYS J W INC
filed 2003-03-13
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 2003

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

        Class                                Outstanding at March 10, 2003
Common Stock,  $1 par value                       2,033,280 shares

                                             This report contains 19 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 11

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             12 - 14

          Controls and Procedures                             14


Part II  -  Other Information                                 15

          Signatures                                          16

          Certifications  - Chief Executive Officer           17
                          - Chief Financial Officer           18

          Exhibits        - 99(i)                             19
                          - 99(ii)                            19


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     January 31,       July 31,
                             ASSETS                                     2003             2002
 --------------------------------------------------------------- ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 8)                        $32,981,984      $32,367,513
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           2,330,237        2,951,013
  Marketable securities  (Note 4)                                        44,925           44,653
  Receivables (Note 9)                                                  578,898          551,678
  Deferred income taxes                                                 126,000          107,000
  Prepaid expenses                                                    1,325,821        1,431,240
  Real estate taxes refundable                                              -             82,769
  Security deposits                                                      52,771           14,745
                                                                   -------------    -------------
       Total current assets                                           4,458,652        5,183,098
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,869,962        2,858,009
  Less accumulated amortization                                       1,712,060        1,629,773
                                                                   -------------    -------------
       Net                                                            1,157,902        1,228,236
  Security deposits                                                     714,181          701,455
  Unbilled receivables (Note 9)                                       4,293,152        4,313,327
  Receivables (Note 9)                                                   66,013          193,444
  Marketable securities  (Note 4)                                     3,919,241        4,278,813
                                                                   -------------    -------------
       Total other assets                                            10,150,489       10,715,275
                                                                   -------------    -------------


        TOTAL ASSETS                                                $47,591,125      $48,265,886
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                         $7,448,124       $7,778,871
  Other (Note 7)                                                        411,005          399,328
                                                                   -------------    -------------
       Total long-term debt                                           7,859,129        8,178,199
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,022,000        3,093,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       64,504           55,605
  Payroll and other accrued liabilities                                 730,683          808,807
  Income taxes payable                                                   13,835          747,268
  Other taxes payable                                                     4,435            3,676
  Current portion of long-term debt - mortgages payable (Note 6)        655,630          712,864
  Current portion of long-term debt - other (Note 7)                     52,771           14,745
                                                                   -------------    -------------
       Total current liabilities                                      1,521,858        2,342,965
                                                                   -------------    -------------

       Total liabilities                                             12,402,987       13,614,164
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      749,618          880,810
  Retained earnings                                                  29,974,330       29,306,722
                                                                   -------------    -------------
                                                                     36,248,490       35,712,074
  Less common stock held in treasury, at cost - 145,017
    shares at January 31, 2003 and at July 31, 2002                   1,060,352        1,060,352
                                                                   -------------    -------------
       Total shareholders' equity                                    35,188,138       34,651,722
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $47,591,125      $48,265,886
                                                                   =============    =============

See Notes to Consolidated Financial Statements.


                                     -3-

                                                  J.  W. MAYS, INC.

                                   CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                    Three Months Ended               Six Months Ended
                                                                         January 31,                     January 31,
                                                              --------------- ---------------- --------------- -----------
                                                                     2003            2002             2003          2002
                                                              --------------  --------------   --------------  -----------
                                                                 (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                   $3,476,508      $3,075,088       $6,652,257    6,137,872

  Rental income - affiliated company (Note 9)                            -           103,402           69,629      206,805
                                                               --------------  --------------   --------------  -----------
      Total revenues                                               3,476,508       3,178,490        6,721,886    6,344,677
                                                               --------------  --------------   --------------  -----------


Expenses
  Real estate operating expenses                                   1,738,281       1,524,116        3,378,578    2,999,207
  Administrative and general expenses                                864,355         732,281        1,561,116    1,334,205
  Bad debt (recovery)                                               (163,009)            -           (163,009)         -
  Depreciation and amortization                                      298,032         281,305          589,942      561,610
                                                               --------------  --------------   --------------  -----------
       Total expenses                                              2,737,659       2,537,702        5,366,627    4,895,022
                                                               --------------  --------------   --------------  -----------
Income  from operations before investment income,
  interest expense and income taxes                                  738,849         640,788        1,355,259    1,449,655
                                                               --------------  --------------   --------------  -----------
Investment income and interest expense:
  Investment income (Note 4)                                          65,203          59,572          135,434      136,910
  Interest expense (Notes 6 and 11)                                 (138,520)       (178,931)        (280,085)    (361,564)
                                                               --------------  --------------   --------------  -----------
                                                                     (73,317)       (119,359)        (144,651)    (224,654)
                                                               --------------  --------------   --------------  -----------

Income before income taxes                                           665,532         521,429        1,210,608    1,225,001
Income taxes provided                                                315,000         176,000          543,000      492,000
                                                               --------------  --------------   --------------  -----------
Net income                                                           350,532         345,429          667,608      733,001

Retained earnings, beginning of period                            29,623,798      28,440,104       29,306,722   28,052,532
                                                               --------------  --------------   --------------  -----------
Retained earnings, end of period                                 $29,974,330     $28,785,533      $29,974,330   28,785,533
                                                               ==============  ==============   ==============  ===========

Income per common share  (Note 2)                                       $.17            $.17             $.33         $.36
                                                               ==============  ==============   ==============  ===========

Dividends per share                                                     $-              $-               $-           $-
                                                               ==============  ==============   ==============  ===========

Average common shares outstanding                                  2,033,280       2,033,280        2,033,280    2,033,280
                                                               ==============  ==============   ==============  ===========


See Notes to Consolidated Financial Statements.

                                    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                    Three Months Ended               Six Months Ended
                                                                        January 31,                      January 31,
                                                              --------------- ---------------- --------------- -------------
                                                                     2003            2002             2003          2002
                                                              --------------  --------------   --------------  -----------
                                                                 (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)

Net Income                                                          $350,532        $345,429         $667,608     $733,001
                                                               --------------  --------------   --------------  -----------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain (loss) on available-for-sale securities:
       Net of taxes (benefit) of $31,000 and $35,000 for the
       three months ended January 31, 2003 and 2002,
       respectively, and ($68,000) and $90,000 for the six
       months ended
       January 31, 2003 and 2002, respectively.                       61,460          68,466         (131,192)     173,989

      Less reclassification adjustment                                  (155)        (16,205)          (3,993)     (16,205)
                                                               --------------  --------------   --------------  -----------
  Other comprehensive income (loss)                                   61,305          52,261         (135,185)     157,784
                                                               --------------  --------------   --------------  -----------

                                                               --------------  --------------   --------------  -----------
Comprehensive Income                                                $411,837        $397,690         $532,423     $890,785
                                                               ==============  ==============   ==============  ===========
See Notes to Consolidated Financial Statements.

                                     -4-

                                J.  W.  MAYS,  INC.

                        CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Six Months Ended
                                                                            January 31,
                                                                  --------------  ---------------
                                                                        2003             2002
                                                                  --------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $667,608         $733,001

Adjustments to reconcile income to
 net cash provided by operating activities:
  Realized loss on marketable securities                                  3,993           16,205
  Depreciation and amortization                                         589,942          561,610
  Amortization of deferred expenses                                     123,874          122,498
  Other assets - deferred expenses                                      (53,540)         (74,296)
                      - unbilled receivables                             20,175           63,621
                      - unbilled receivables - affiliated company           -             90,968
                      - receivables                                     127,431          115,926
  Deferred income taxes                                                 (22,000)         158,000
Changes in:
  Receivables                                                           (27,220)         293,868
  Prepaid expenses                                                      105,419          133,903
  Real estate taxes refundable                                           82,769              -
  Accounts payable                                                        8,899           14,998
  Payroll and other accrued liabilities                                 (78,124)         (61,496)
  Income taxes payable                                                 (733,433)         (63,049)
  Other taxes payable                                                       759            2,238
                                                                   -------------    -------------
     Cash provided by operating activities                              816,552        2,107,995
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (1,204,413)        (424,999)
  Security deposits                                                     (50,752)         (23,890)
  Marketable securities:
    Receipts from sales or maturities                                   168,887          148,794
    Payments for purchases                                              (12,772)        (385,609)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,099,050)        (685,704)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowing - mortgage                                                      -          1,200,000
  Increase - security deposits                                           49,703           23,503
  Payments - mortgages and other debt                                  (387,981)        (530,162)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                     (338,278)         693,341
                                                                   -------------    -------------

Increase (decrease) in cash                                            (620,776)       2,115,632

Cash and cash equivalents at beginning of period                      2,951,013        1,003,130
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $2,330,237       $3,118,762
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

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,033,280 for the three and six months ended January 31, 2003, and the three and six months ended January 31, 2002.

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


As of January 31, 2003, the Company's marketable securities were classified as follows:

                                                                                   Gross            Gross
                                                                                Unrealized       Unrealized        Fair
                                                                    Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:

            Certificate of deposit                                   $44,925           $-               $-          $44,925
                                                                =============  =============    =============  =============

  Noncurrent:
            Available-for-sale:
              Equity securities                                   $2,783,623     $1,135,618             $-       $3,919,241
                                                                =============  =============    =============  =============


  Investment income consists of the following:

                                                                    Three Months Ended              Six Months Ended
                                                                        January 31,                     January 31,
                                                               --------------  -------------    -------------  -------------
                                                                   2003           2002             2003           2002
                                                               --------------  -------------    -------------  -------------
            Interest income                                          $14,921        $25,900          $35,464        $59,563
            Dividend income                                           50,437         49,877          103,963         93,552
            (Loss) on sale of marketable securities                     (155)       (16,205)          (3,993)       (16,205)
                                                                -------------  -------------    -------------  -------------
                 Total                                               $65,203        $59,572         $135,434       $136,910
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

   The Company derives rental income from thirty-nine tenants, of which one tenant accounted for 17.61% and another tenant accounted for 14.81% of rental income during the six months ended January 31, 2003. No other tenant accounted for more than 10% of rental income during the same period.

6. Long-Term Debt:



Long Term Debt:
                                                                   January 31, 2003                   July 31, 2002
                                                            -------------------------------------------------------------------
                                         Current
                                         Annual    Final           Due             Due               Due              Due
                                        Interest  Payment         Within          After             Within           After
                                          Rate      Date         One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------

Mortgages:
  Jamaica, New York property       (a)        5%  4/01/07          $266,667      $2,200,000          $266,667       $2,333,333
  Jamaica, New York property       (b)     6.98%  8/01/06           150,444       3,164,811           145,257        3,240,406
  Jowein building, Brooklyn, N.Y.  (c)      9 %   3/31/05           128,827         178,026           123,220          243,872
  Fishkill, New York property      (d)     8.25%  7/01/04           109,692       1,905,287           105,275        1,961,260
  Circleville, Ohio property       (e)      7 %   9/30/02                 -               -            72,445                -
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $655,630      $7,448,124          $712,864       $7,778,871
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

7. Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:

                                                                   January 31, 2003                  July 31, 2002
                                                            ------------------------------    -----------------------------

                                                                    Due             Due              Due             Due
                                                                  Within           After           Within           After
                                                                 One Year        One Year         One Year        One Year
                                                             -------------   -------------    -------------   -------------

Lease security deposits                                            $52,771        $411,005          $14,745        $399,328
                                                              =============   =============    =============   =============

Does not include three irrevocable letters of credit totaling $319,000 at January 31, 2003 and July 31, 2002, provided by three tenants.

8. Property and Equipment - at cost:


                                                                    January 31,       July 31,
                                                                       2003             2002
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $45,187,472      $43,962,492
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               4,008,835        4,008,835
  Construction in progress                                                 -             68,520
                                                                  -------------    -------------
                                                                    58,354,316       57,197,856
  Less accumulated depreciation                                     25,666,582       25,104,318
                                                                  -------------    -------------
     Property - net                                                 32,687,734       32,093,538
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               683,256          657,013
  Other fixed assets                                                   215,099          216,702
                                                                  -------------    -------------
                                                                       898,355          873,715
  Less accumulated depreciation                                        604,105          599,740
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               294,250          273,975
                                                                  -------------    -------------

        Property and equipment - net                               $32,981,984      $32,367,513


9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     The Company had leased from an affiliate one of the stores which was closed in connection with its reorganization proceedings in 1982. The Company, by agreement with the affiliate, modified and assigned its lease to a third party. The agreement with the affiliate provided for certain monthly payments to be made to the Company through August 30, 2002, the termination date of the agreement. Rental income includes $69,629 for the six months ended January 31, 2003, and $206,805 for the six months ended January 31, 2002, representing rentals from the affiliated company.

     Rental income from the affiliate includes $103,402 for the quarter ended January 31, 2002. There was no rental income from the affiliate for the quarter ended January 31, 2003 since the agreement with the affiliate terminated on August 30, 2002.

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $73,158 and $138,146 as contributions to the Plan for the three and six months ended January 31, 2003, respectively, and $67,651 and $131,238 as contributions to the plan for the three and six months ended January 31, 2002, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


Supplemental disclosure:                                 Six Months Ended
                                                            January 31,
                                                  ------------------------------
                                                          2003           2002
                                                  ------------------------------

Interest paid                                           $282,210       $357,098
Income taxes paid                                     $1,298,433       $397,049

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended January 31, 2003 Compared to the Three Months Ended January 31, 2002:

In the three months ended January 31, 2003, the Company reported net income of $350,532, or $.17 per share. In the comparable three months ended January 31, 2002, the Company reported net income of $345,429, or $.17 per share.

Revenues in the current three months increased to $3,476,508 from $3,178,490 in the comparable 2002 three months.

Real estate operating expenses in the current three months increased to $1,738,281 from $1,524,116 in the comparable 2002 three months primarily due to an increase in payroll, real estate taxes, insurance, maintenance and utility costs.

Administrative and general expenses in the current three months increased to $864,355 from $732,281 in the comparable 2002 three months due to an increase in insurance, and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $298,032 from $281,305 in the comparable 2002 three months, primarily due to depreciation on the additional improvements to the Jamaica, New York property.

Interest expense in the current three months exceeded investment income by $73,317 and by $119,359 in the comparable 2002 three months. The decrease was due to a reduction of the interest rate on a mortgage on the Jamaica, New York property and by scheduled repayments of debt.

The bad debt recovery in the amount of $163,009 in the three months ended January 31, 2003 relates to a prior year's bad debt write-off of one of the retail tenants at the Jamaica, New York property.

Six Months Ended January 31, 2003 Compared to the Six Months Ended January 31, 2002:

In the six months ended January 31, 2003, the Company reported net income of $667,608, or $.33 per share. In the comparable six months ended January 31, 2002, the Company reported net income of $733,001, or $.36 per share.

Revenues in the current six months increased to $6,721,886 from $6,344,677 in the comparable 2002 six months.

Real estate operating expenses in the current six months increased to $3,378,578 from $2,999,207 in the comparable 2002 six months primarily due to an increase in payroll, real estate taxes, insurance, maintenance and utility costs.

Administrative and general expenses in the current six months increased to $1,561,116 from $1,334,205 in the comparable 2002 six months due to an increase in insurance, and legal and professional costs.

Depreciation and amortization expense in the current six months increased to $589,942 from $561,610 in the comparable 2002 six months, primarily due to depreciation on the additional improvements to the Jamaica, New York property.

Interest expense in the current six months exceeded investment income by $144,651 and by $224,654 in the comparable 2002 six months. The decrease was due to a reduction of the interest rate on a mortgage on the Jamaica, New York property and by scheduled repayments of debt.

The bad debt recovery in the amount of $163,009 in the six months ended January 31, 2003 relates to a prior year's bad debt write-off of one of the retail tenants at the Jamaica, New York property.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,330,237 at January 31, 2003.

One tenant occupies the entire Circleville, Ohio property comprising a warehouse distribution building of approximately 193,000 square feet on approximately 11.66 acreage of land. The lease which commenced September 24, 1992, terminated September 30, 2002. An extension and modification of lease (term and rental) for the entire premises has been executed for a three year period to September 30, 2005. The tenant has the option to surrender up to 73,350 square feet of the 193,000 square feet, on or after May 31, 2003.

The Company has obtained a judgment at a Trial Court in the New York State Court of Claims in the amount of $4,147,500, plus interest and legal fees, against the State of New York in connection with a condemnation by the State affecting a portion of the Fishkill, New York property. On appeal by the State of New York to the Appellate Division of the State of New York, the judgment was reversed and the award reduced to $24,105. The Company had made a motion to the Appellate Division to: (1) increase the award; and (2) for leave to appeal to the Court of Appeals, both of which were denied, except that the Appellate Division increased the award from $24,105 to $81,677. The Company is now seeking leave to appeal directly to the New York State Court of Appeals.

As of July 31, 2002, one of the retail tenants at the Company's Jamaica, New York location, under lease dated March 29, 1990, as amended, was in arrears in the payment of fixed rent, additional rent and other operating expenses of $163,009. The tenant filed under Chapter 11 of United States Bankruptcy Code on October 7, 2002. The Company at the time had reason to believe that the tenant did not intend to pay the $163,009 and, accordingly, elected at July 31, 2002, to write off the amount due of $163,009 as a bad debt. The bad debt recovery in the amount of $163,009 in the three and six months ended January 31, 2003 represents payment by the tenant of the above amount.

At December 4, 2002, the date of the Quarterly Report on Form 10-Q for the Quarter ended October 31, 2002, the retail tenant at the Company's Jamaica, New York location that filed under Chapter 11 of the United States Bankruptcy Code on October 7, 2002, had not paid the fixed rent and the additional rent and other operating expenses due for the period August 1, 2002 through October 6, 2002, totaling $186,766. At the time, the Company had reason believe that the tenant did not intend to pay such amount and, accordingly, did not record as income, during the three months ended October 31, 2002, the amount of $186,766. The tenant paid the amount of $186,766 less $100,000 credit to vacate the premises by February 10, 2003, during the three months ended January 31, 2003, and accordingly and the Company has recorded the amount as income during the three and six month periods January 31, 2003. The tenant has paid the fixed rent and additional rent and other operating expenses for the period October 7, 2002 through January 31, 2003. The tenant vacated the premises in March, 2003. The annual fixed rent, additional rent and other operating costs paid by the tenant were approximately $1,000,000. The Company is actively seeking a tenant(s) for the vacated space.

The City of New York, a tenant in the Company's Jowein building in Brooklyn, New York, whose lease expires April 29, 2010, has elected to exercise its
option to terminate the Lease Agreement effective May 31, 2004.   The
approximate loss in annual revenue to the Company commencing June 1, 2004, relating to the termination of the lease will approximate $2,350,000. The Company is actively seeking, through brokers, tenants to occupy the space to be vacated as well as the additional 95,000 square feet of available rentable space in the building.

Cash Flows From Operating Activities:

Receivables: The Company is due the amount of $314,988 as of January 31, 2003 as reimbursement for expenditures for renovations made on behalf of a tenant at the Jamaica, New York building. The amount of $314,988 is to be paid in installments through April, 2004. The original amount of the reimbursement was $1,591,753 of which $1,276,765 has been received.

Prepaid Expenses: Expenditures for the six months ended January 31, 2003 increased by $242,592 compared to the three months ended January 31, 2002, due to an increase in real estate taxes and insurance premiums.

Cash Flows From Investing Activities:

Capital expenditures: The Company had expenditures of $596,739 for the six months ended January 31, 2003 for the upgrading of electrical service and the renovation of a portion of the exterior of its Brooklyn, New York building. The total cost was $680,134. The total expenditures as of January 31, 2003 were $665,259. The project was completed in January, 2003. The Company also had expenditures of $287,617 for the six months ended January 31, 2003 for the renovation of a portion of the exterior of its Jamaica, New York building.
The total cost was $287,617.  The project was completed in December, 2002.

Controls and Procedures

We currently have in place systems relating to internal controls with respect to our financial information. We also have in place disclosure controls and procedures with respect to ensuring that all material information required to be filed in this Report on Form 10-Q for the quarterly period ended January 31, 2003, has been made known to management, and especially the Chief Executive Officer and Chief Financial Officer, in a timely fashion. Our management periodically reviews and evaluates these internal controls and disclosure controls and procedures with our internal auditor and our independent auditors and has done so within 90 days of filing of this Quarterly Report on Form 10-Q. We have determined that the internal controls and the disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information (both of a financial and a non-financial nature) relating to the Company, including its consolidated subsidiaries.

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

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits--Certifications Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002;
          18 U.S.C. sec. 1350:

          (i)  Chief Executive Officer

          (ii) Chief Financial Officer

   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended January 31, 2003.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                ---------------------------
                                                (Registrant)



Date     March 10, 2003                        Lloyd J. Shulman
                                               ----------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     March 10, 2003                        Alex Slobodin
                                               ----------------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)

CERTIFICATION PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


In connection with the Report on Form 10-Q of J.W. Mays, Inc. (the "Company") and its subsidiaries for the Quarterly Period ended January 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Lloyd J. Shulman, Chief Executive Officer of the Company, certify under oath that:

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

 5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     ii.Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

 6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Lloyd J. Shulman
                                          ------------------------
                                          Lloyd J. Shulman
                                          President
                                          Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


In connection with the Report on Form 10-Q of J.W. Mays, Inc. (the "Company") and its subsidiaries for the Quarterly Period ended January 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Alex Slobodin, Principal Financial Officer of the Company, certify under oath that:

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

 5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     ii.Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

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

In connection with the filing of the Report on Form 10-Q of J.W. Mays, Inc. and its subsidiaries for the Quarterly Period ended January 31, 2003, as filed with the Securities and Exchange Commission (the Report), Lloyd J. Shulman, Chairman, President, Chief Executive Officer and Chief Operating Officer of J.W. Mays, Inc., hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. sec. 1350, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of J.W. Mays, Inc.


Dated: March 10, 2003
                                        Lloyd J. Shulman
                                        -----------------------------------
                                        Lloyd J. Shulman
                                        Chairman, President, Chief Executive
                                        Officer and Chief Operating Officer



                                                             EXHIBIT 99(ii)
                                 CERTIFICATION
           PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE
             UNITED STATES CODE AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Report on Form 10-Q of J.W. Mays, Inc. and its subsidiaries for the Quarterly Period ended January 31, 2003, as filed with the Securities and Exchange Commission (the Report), Alex Slobodin, Executive Vice President and Chief Financial Officer of J.W. Mays, Inc., hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. sec. 1350, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of J.W. Mays, Inc.


Dated: March 10, 2003
                                        Alex Slobodin
                                        ----------------------------
                                        Alex Slobodin
                                        Executive Vice President and
                                        Chief Financial Officer