Form 10-Q
period 2003-04-30
MAYS J W INC
filed 2003-06-09
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2003
                                  --------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to  ________________

                         Commission file number 1-3647
                                                ------

                                J.W. Mays, Inc.
                                ---------------
            (Exact name of registrant as specified in its charter)

           New York                          11-1059070
           --------                          ----------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

9 Bond Street,  Brooklyn,  New York            11201-5805
-----------------------------------            ----------
(Address of principal executive offices)       (Zip Code)

(Registrant's telephone number, including area code) 718-624-7400
                                                     ------------

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
Yes   X  .       No      .

Number of shares outstanding of the issuer's common stock as of the latest practicable date.

        Class                                Outstanding at June 5, 2003
        -----                                ---------------------------
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 19 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

          Consolidated Balance Sheet                          3

          Consolidated Statement of Income
            and Retained Earnings                             4

          Consolidated Statement of Comprehensive Income      4

          Consolidated Statement of Cash Flows                5

          Notes to Consolidated Financial Statements          6 - 11

          Management's Discussion and Analysis of Results
            of Operations and Financial Condition             12 - 14

          Controls and Procedures                             14


Part II  -  Other Information                                 15

          Signatures                                          16

          Certifications - Chief Executive Officer            17
                         - Chief Financial Officer            18

          Exhibits       - 99(i)                              19
                         - 99(ii)                             19


                               J.  W.  MAYS,  INC.
                           CONSOLIDATED BALANCE SHEET
                                                                      April 30,        July 31,
                             ASSETS                                     2003             2002
                             ------                                -------------    -------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 8)                        $32,933,292      $32,367,513
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           2,919,815        2,951,013
  Marketable securities  (Note 4)                                        45,035           44,653
  Receivables (Note 9)                                                  400,532          551,678
  Deferred income taxes                                                  82,000          107,000
  Income taxes refundable                                               202,813              -
  Prepaid expenses                                                      735,565        1,431,240
  Real estate taxes refundable                                              -             82,769
  Security deposits                                                      52,841           14,745
                                                                   -------------    -------------
       Total current assets                                           4,438,601        5,183,098
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,918,455        2,858,009
  Less accumulated amortization                                       1,959,629        1,629,773
                                                                   -------------    -------------
       Net                                                              958,826        1,228,236
  Security deposits                                                     722,690          701,455
  Unbilled receivables (Note 9)                                       4,284,785        4,313,327
  Receivables (Note 9)                                                      -            193,444
  Marketable securities  (Note 4)                                     3,903,193        4,278,813
                                                                   -------------    -------------
       Total other assets                                             9,869,494       10,715,275
                                                                   -------------    -------------


        TOTAL ASSETS                                                $47,241,387      $48,265,886
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                         $7,279,144       $7,778,871
  Other (Note 7)                                                        419,148          399,328
                                                                   -------------    -------------
       Total long-term debt                                           7,698,292        8,178,199
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,004,000        3,093,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       44,837           55,605
  Payroll and other accrued liabilities                                 649,239          808,807
  Income taxes payable                                                      -            747,268
  Other taxes payable                                                     6,762            3,676
  Current portion of long-term debt - mortgages payable (Note 6)        662,805          712,864
  Current portion of long-term debt - other (Note 7)                     52,841           14,745
                                                                   -------------    -------------
       Total current liabilities                                      1,416,484        2,342,965
                                                                   -------------    -------------

       Total liabilities                                             12,118,776       13,614,164
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                      765,570          880,810
  Retained earnings                                                  30,120,351       29,306,722
                                                                   -------------    -------------
                                                                     36,410,463       35,712,074
  Less common stock held in treasury, at cost - 162,517
    shares at April 30, 2003 and 145,017 at July 31, 2002             1,287,852        1,060,352
                                                                   -------------    -------------
       Total shareholders' equity                                    35,122,611       34,651,722
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $47,241,387      $48,265,886
                                                                   =============    =============

See Notes to Consolidated Financial Statements.


                                       - 3-


                                                      J.  W. MAYS, INC.

                                      CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                    Three Months Ended               Nine Months Ended
                                                                         April 30,                        April 30,
                                                              --------------- ---------------- --------------- -------------
                                                                    2003            2002             2003          2002
                                                              --------------  --------------   --------------  -----------
                                                                (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                   $3,209,984      $3,163,369       $9,862,241   $9,301,241

  Rental income - affiliated company (Note 9)                            -           122,871           69,629      329,676
                                                               --------------  --------------   --------------  -----------
      Total revenues                                               3,209,984       3,286,240        9,931,870    9,630,917
                                                               --------------  --------------   --------------  -----------


Expenses
  Real estate operating expenses                                   1,830,098       1,494,739        5,208,676    4,493,946
  Administrative and general expenses                                713,102         633,114        2,274,218    1,967,319
  Bad debt (recovery)                                                    -               -           (163,009)         -
  Depreciation and amortization                                      296,788         288,405          886,730      850,015
                                                               --------------  --------------   --------------  -----------
       Total expenses                                              2,839,988       2,416,258        8,206,615    7,311,280
                                                               --------------  --------------   --------------  -----------
Income  from operations before investment income,
  interest expense and income taxes                                  369,996         869,982        1,725,255    2,319,637
                                                               --------------  --------------   --------------  -----------
Investment income, interest expense and other expenses:
  Loss on disposition of asset                                      (100,172)            -           (100,172)         -
  Investment income (Note 4)                                          86,635          24,807          222,069      161,717
  Interest expense (Notes 6 and 11)                                 (134,438)       (174,150)        (414,523)    (535,714)
                                                               --------------  --------------   --------------  -----------
                                                                    (147,975)       (149,343)        (292,626)    (373,997)
                                                               --------------  --------------   --------------  -----------

Income before income taxes                                           222,021         720,639        1,432,629    1,945,640
Income taxes provided                                                 76,000         384,000          619,000      876,000
                                                               --------------  --------------   --------------  -----------
Net income                                                           146,021         336,639          813,629    1,069,640

Retained earnings, beginning of period                            29,974,330      28,785,533       29,306,722   28,052,532
                                                               --------------  --------------   --------------  -----------
Retained earnings, end of period                                 $30,120,351     $29,122,172      $30,120,351   29,122,172
                                                               ==============  ==============   ==============  ===========

Income per common share  (Note 2)                                       $.07            $.17             $.40         $.53
                                                               ==============  ==============   ==============  ===========

Dividends per share                                                     $-              $-               $-           $-
                                                               ==============  ==============   ==============  ===========

Average common shares outstanding                                  2,025,022       2,033,280        2,030,588    2,033,280
                                                               ==============  ==============   ==============  ===========


See Notes to Consolidated Financial Statements.

                                         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                     Three Months Ended               Nine Months Ended
                                                                         April 30,                        April 30,
                                                              --------------- ---------------- --------------- -------------
                                                                     2003            2002             2003          2002
                                                              --------------  --------------   --------------  -----------
                                                                (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)

Net Income                                                          $146,021        $336,639         $813,629   $1,069,640
                                                              --------------  --------------   --------------  -----------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain (loss) on available-for-sale securities:

       Net of taxes (benefit) of $8,000 and $134,000 for the three months ended April 30, 2003 and 2002, respectively,
       and ($60,000) and $224,000 for the nine months ended
       April 30, 2003 and 2002, respectively.                         15,952         310,386         (115,240)     484,375

      Less reclassification adjustment                                     -          (2,270)          (3,993)     (18,475)
                                                               --------------  --------------   --------------  -----------
  Other comprehensive income (loss)                                   15,952         308,116         (119,233)     465,900
                                                               --------------  --------------   --------------  -----------

Comprehensive Income                                                $161,973        $644,755         $694,396   $1,535,540
                                                               ==============  ==============   ==============  ===========
See Notes to Consolidated Financial Statements.

                                       - 4-

                                                 J.  W.  MAYS,  INC.

                                        CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Nine Months Ended
                                                                             April 30,
                                                                  --------------  ---------------
                                                                        2003             2002
                                                                  --------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $813,629       $1,069,640

Adjustments to reconcile income to
 net cash provided by operating activities:
  Realized loss on marketable securities                                  3,993           17,705
  Impairment of marketable securities                                       -             49,770
  Depreciation and amortization                                         886,730          850,015
  Amortization of deferred expenses                                     371,443          194,701
  Other assets - deferred expenses                                     (102,033)         (74,296)
                      - unbilled receivables                             28,542           87,228
                      - unbilled receivables - affiliated company           -            136,453
                      - receivables                                     193,444          175,979
  Deferred income taxes                                                  (4,000)         108,000
Changes in:
  Receivables                                                           151,146          314,927
  Prepaid expenses                                                      695,675          402,227
  Income taxes refundable                                              (202,813)             -
  Real estate taxes refundable                                           82,769              -
  Accounts payable                                                      (10,768)          (1,410)
  Payroll and other accrued liabilities                                (159,568)         (50,767)
  Income taxes payable                                                 (747,268)         270,531
  Other taxes payable                                                     3,086            3,562
                                                                   -------------    -------------
     Cash provided by operating activities                            2,004,007        3,554,265
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (1,452,509)      (1,200,602)
  Security deposits                                                     (59,331)         (50,531)
  Marketable securities:
    Receipts from sales or maturities                                   268,887          298,794
    Payments for purchases                                              (72,882)        (473,281)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,315,835)      (1,425,620)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowing - mortgage                                                      -          1,200,000
  Increase - security deposits                                           57,916           48,126
  Payments - mortgages and other debt                                  (549,786)        (788,617)
  Purchase of treasury stock                                           (227,500)             -
                                                                   -------------    -------------
      Cash provided (used) by financing activities                     (719,370)         459,509
                                                                   -------------    -------------

Increase (decrease) in cash                                             (31,198)       2,588,154

Cash and cash equivalents at beginning of period                      2,951,013        1,003,130
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $2,919,815       $3,591,284
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                       - 5-

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

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,025,022 and 2,033,280 for the three and nine months ended April 30, 2003, respectively, and 2,030,588 and 2,035,280 for the nine months ended April 30, 2002, respectively.

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


As of April 30, 2003, the Company's marketable securities were classified as follows:

                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
  Current:

            Certificate of deposit                                   $45,035           $-               $-          $45,035
                                                                =============  =============    =============  =============

  Noncurrent:
            Available-for-sale:
              Equity securities                                   $2,743,623     $1,159,570             $-       $3,903,193
                                                                =============  =============    =============  =============


  Investment income consists of the following:

                                                                    Three Months Ended              Nine Months Ended
                                                                         April 30,                       April 30,
                                                                -------------  -------------    -------------  -------------
                                                                     2003           2002             2003           2002
                                                                -------------  -------------    -------------  -------------
            Interest income                                          $34,353        $24,156          $69,817        $83,719
            Dividend income                                           52,282         51,921          156,245        145,473
            (Loss) on sale of marketable securities                      -          (51,270)          (3,993)       (67,475)
                                                                -------------  -------------    -------------  -------------
                 Total                                               $86,635        $24,807         $222,069       $161,717
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

   The Company derives rental income from thirty-nine tenants, of which one tenant accounted for 17.93% and another tenant accounted for 15.04% of rental income during the nine months ended April 30, 2003. No other tenant accounted for more than 10% of rental income during the same period.

6. Long-Term Debt:


                                                                      April 30, 2003                    July 31, 2002
                                                             -------------------------------   --------------------------------
                                         Current
                                         Annual    Final           Due             Due               Due               Due
                                        Interest  Payment         Within          After             Within            After
                                          Rate      Date         One Year        One Year          One Year         One Year
                                        -------  --------    --------------  --------------    --------------  ---------------

Mortgages:
  Jamaica, New York property       (a)       5 %  4/01/07          $266,666      $2,133,334          $266,667       $2,333,333
  Jamaica, New York property       (b)     6.98%  8/01/06           152,442       3,125,398           145,257        3,240,406
  Jowein building, Brooklyn, N.Y.  (c)       9 %  3/31/05           131,726         143,987           123,220          243,872
  Fishkill, New York property      (d)     8.25%  7/01/04           111,971       1,876,425           105,275        1,961,260
  Circleville, Ohio property       (e)       7 %  9/30/02                 -               -            72,445                -
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $662,805      $7,279,144          $712,864       $7,778,871
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

7. Long-Term Debt - Other:

     Long-Term debt - Other consists of the following:

                                                                     April 30, 2003                 July 31, 2002
                                                            ------------------------------   -------------------------------

                                                                  Due              Due              Due             Due
                                                                Within            After           Within           After
                                                               One Year         One Year         One Year        One Year
                                                             -------------   -------------    -------------   -------------

Lease security deposits                                            $52,841        $419,148          $14,745        $399,328
                                                              =============   =============    =============   =============

Does not include three irrevocable letters of credit totaling $319,000 at April 30, 2003 and July 31, 2002, provided by three tenants.


8. Property and Equipment - at cost:

                                                                     April 30,        July 31,
                                                                       2003             2002
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $45,330,586      $43,962,492
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               4,008,835        4,008,835
  Construction in progress                                              79,137           68,520
                                                                  -------------    -------------
                                                                    58,576,567       57,197,856
  Less accumulated depreciation                                     25,949,531       25,104,318
                                                                  -------------    -------------
     Property - net                                                 32,627,036       32,093,538
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               688,071          657,013
  Other fixed assets                                                   220,084          216,702
                                                                  -------------    -------------
                                                                       908,155          873,715
  Less accumulated depreciation                                        601,899          599,740
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               306,256          273,975
                                                                  -------------    -------------

        Property and equipment - net                               $32,933,292      $32,367,513
                                                                  =============    =============

                                       -10-

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     The Company had leased from an affiliate one of the stores which was closed in connection with its reorganization proceedings in 1982. The Company, by agreement with the affiliate, modified and assigned its lease to a third party. The agreement with the affiliate provided for certain monthly payments to be made to the Company through August 30, 2002, the termination date of the agreement. Rental income includes $69,629 for the nine months ended April 30, 2003, and $329,676 for the nine months ended January 31, 2002, representing rentals from the affiliated company.

     Rental income from the affiliate includes $122,871 for the quarter ended April 30, 2002. There was no rental income from the affiliate for the quarter ended April 30, 2003 since the agreement with the affiliate terminated on August 30, 2002.

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $64,367 and $202,513 as contributions to the Plan for the three and nine months ended April 30, 2003, respectively, and $65,653 and $196,890 as contributions to the plan for the three and nine months ended April 30, 2002, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


     Supplemental disclosure:                            Nine Months Ended
                                                              April 30,
                                                  --------------   -------------
                                                         2003           2002
                                                  --------------   -------------

     Interest paid                                      $417,904       $533,583
     Income taxes paid                                $1,573,081       $497,470


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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended April 30, 2003 Compared to the Three Months
 Ended April 30, 2002:

In the three months ended April 30, 2003, the Company reported net income of $146,021, or $.07 per share. In the comparable three months ended April 30, 2002, the Company reported net income of $336,639, or $.17 per share.

Revenues in the current three months decreased to $3,209,984 from $3,286,240 in the comparable 2002 three months.

Real estate operating expenses in the current three months increased to $1,830,098 from $1,494,739 in the comparable 2002 three months primarily due to an increase in payroll, real estate taxes, insurance, maintenance and utility costs. The real estate taxes increased due to the rate increase by the City of New York, and the insurance increased due to the terrorist attacks of September 11, 2001.

Administrative and general expenses in the current three months increased to $713,102 from $633,114 in the comparable 2002 three months due to an increase in payroll, insurance, and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $296,788 from $288,405 in the comparable 2002 three months.

Interest expense and other expenses in the current three months exceeded investment income by $147,975 and by $149,343 in the comparable 2002 three months. The increase was due to a loss on disposition of asset on a portion of the Company's Fishkill, New York property offset by a reduction of the interest rate on a mortgage on the Jamaica, New York property and by scheduled repayments of debt.

Nine Months Ended April 30, 2003 Compared to the Nine Months
 Ended April 30, 2002:

In the nine months ended April 30, 2003, the Company reported net income of $813,629, or $.40 per share. In the comparable nine months ended April 30, 2002, the Company reported net income of $1,069,640, or $.53 per share.

Revenues in the current nine months increased to $9,931,870 from $9,630,917 in the comparable 2002 nine months.

Real estate operating expenses in the current nine months increased to $5,208,676 from $4,493,946 in the comparable 2002 nine months primarily due to an increase in payroll, real estate taxes, insurance, maintenance and utility costs. The real estate taxes increased due to the rate increase by the City of New York, and the insurance increased due to the terrorist attacks of September 11, 2001.


Administrative and general expenses in the current nine months increased to $2,274,218 from $1,967,319 in the comparable 2002 nine months due to an increase in insurance, and legal and professional costs.

Depreciation and amortization expense in the current nine months increased to $886,730 from $850,015 in the comparable 2002 nine months.

Interest expense and other expenses in the current nine months exceeded investment income by $292,626 and by $373,997 in the comparable 2002 nine months. The increase was due to a loss on disposition of asset on a portion of the Company's Fishkill, New York property offset by a reduction of the interest rate on a mortgage on the Jamaica, New York property and by scheduled repayments of debt.

The bad debt recovery in the amount of $163,009 in the nine months ended April 30, 2003 relates to a prior year's bad debt write-off of one of the retail tenants at the Jamaica, New York property.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,919,815 at April 30, 2003.

One tenant occupies the entire Circleville, Ohio property comprising a warehouse distribution building of approximately 193,000 square feet on approximately 11.66 acreage of land. The lease which commenced September 24, 1992, terminated September 30, 2002. An extension and modification of lease (term and rental) for the entire premises has been executed for a three year period to September 30, 2005. The tenant has the option to surrender up to 73,350 square feet of the 193,000 square feet, on or after May 31, 2003, upon sixty days prior written notice.

The Company has obtained a judgment at a Trial Court in the New York State Court of Claims in the amount of $4,147,500, plus interest and legal fees, against the State of New York in connection with a condemnation by the State affecting a portion of the Fishkill, New York property. On appeal by the State of New York to the Appellate Division of the State of New York, the judgment was reversed and the award reduced to $24,105. The Company had made a motion to the Appellate Division to: (1) increase the award; and (2) for leave to appeal to the Court of Appeals, both of which were denied, except that the Appellate Division increased the award from $24,105 to $81,677. The Company motion seeking leave to appeal directly to the New York State Court of Appeals was denied. The Company does not intend to appeal this matter any further. The final award with interest amounts to $101,925 which amount is recorded in the financial statements, before legal and professional expense.

As of July 31, 2002, one of the retail tenants at the Company's Jamaica, New York location, under lease dated March 29, 1990, as amended, was in arrears in the payment of fixed rent, additional rent and other operating expenses of $163,009. The tenant filed under Chapter 11 of United States Bankruptcy Code on October 7, 2002. The Company at the time had reason to believe that the tenant did not intend to pay the $163,009 and, accordingly, elected at July 31, 2002, to write off the amount due of $163,009 as a bad debt. The bad debt recovery in the amount of $163,009 in the nine months ended April 30, 2003 represents payment by the tenant of the above amount.

At December 4, 2002, the date of the Quarterly Report on Form 10-Q for the Quarter ended October 31, 2002, the retail tenant at the Company's Jamaica, New York location that filed under Chapter 11 of the United States Bankruptcy Code on October 7, 2002, had not paid the fixed rent and the additional rent and other operating expenses due for the period August 1, 2002 through October 6, 2002, totaling $186,766. At the time, the Company had reason to believe that the tenant did not intend to pay such amount and, accordingly, did not record as income, during the three months ended October 31, 2002, the amount of $186,766. The tenant paid the amount of $186,766 less $100,000 credit to vacate the premises by February 10, 2003, during the nine months ended April 30, 2003, and accordingly the Company has recorded the amount as income during the nine month period ended April 30, 2003. The tenant has paid the fixed rent and additional rent and other operating expenses for the period October 7, 2002 through February 28, 2003. The tenant vacated the premises in March, 2003. The annual fixed rent, additional rent and other operating costs paid by the tenant were approximately $1,000,000. The Company is actively seeking a tenant(s) for the vacated space.

The City of New York, a tenant in the Company's Jowein building in Brooklyn, New York, whose lease expires April 29, 2010, has elected to exercise its
option to terminate the Lease Agreement effective May 31, 2004.   The
approximate loss in annual revenue to the Company commencing June 1, 2004, relating to the termination of the lease will approximate $2,350,000. Upon the termination of the lease agreement, the Company will be due $295,695 from the City of New York representing the unamortized portion of the Company's work cost to prepare the leased premises for occupancy. The Company is actively seeking, through brokers, tenants to occupy the space to be vacated as well as the additional 95,000 square feet of available rentable space in the building.

Cash Flows From Operating Activities:

Receivables: The Company is due the amount of $254,935 as of April 30, 2003 as reimbursement for expenditures for renovations made on behalf of a tenant at the Jamaica, New York building. The amount of $254,935 is to be paid in installments through April, 2004. The original amount of the reimbursement was $1,591,753 of which $1,336,818 has been received. The Company recorded a receivable in the amount of $101,925 which is due from the State of New York due to the disposition of asset on a portion of the Fishkill, New York property.

Deferred Expenses: The Company wrote-off legal and professional expenses in the amount of $181,849 due to the disposition of asset on a portion of the Fishkill, New York property.

Prepaid Expenses: Expenditures for the nine months ended April 30, 2003 increased by $119,815 compared to the nine months ended April 30, 2002, due to an increase in real estate taxes offset by a decrease in insurance premiums paid.

Cash Flows From Investing Activities:

Capital expenditures: The Company had expenditures of $611,614 for the nine months ended April 30, 2003 for the upgrading of electrical service and the renovation of a portion of the exterior of its Brooklyn, New York building. The total cost was $680,134. The project was completed in January, 2003. The Company had expenditures of $287,617 for the nine months ended April 30, 2003 for the renovation of a portion of the exterior of its Jamaica, New York building. The total cost was $287,617. The project was completed in December, 2002. The Company also had expenditures of $73,378 for the dividing of space into three separate stores which was formerly occupied by one department store that vacated the premises in March, 2003, at its Jamaica, New York building. The total cost of the project is approximately $650,000. The project is anticipated to be completed in June, 2003.

Cash Flows From Financing Activities:

The Company purchased 17,500 shares of its outstanding common stock in a private transaction for a total purchase price of $227,500 in the three months ended April 30, 2003. The effect on earnings per share for the three and nine months ended April 30, 2003 was to increase the earnings by $0.0003 and $0.0005, respectively.

                            Controls and Procedures

We currently have in place systems relating to internal controls with respect to our financial information. We also have in place disclosure controls and procedures with respect to ensuring that all material information required to be filed in this Report on Form 10-Q for the quarterly period ended April 30, 2003, has been made known to management, and especially the Chief Executive Officer and Chief Financial Officer, in a timely fashion. Our management periodically reviews and evaluates these internal controls and disclosure controls and procedures with our internal auditor and our independent auditors and has done so within 90 days of filing of this Quarterly Report on Form 10-
Q. We have determined that the internal controls and the disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information (both of a financial and a non-financial nature) relating to the Company, including its consolidated subsidiaries.

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

Part II - Other Information

  Item 3 - Quantitative and Qualitative Disclosures About Market Risks

   It is the opinion of the Company that there are no quantitative and qualitative disclosures required about market risks in this Report on Form 10-Q.

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

     (15) Letter re unaudited interim financial information.       N/A

     (18) Letter re change in accounting principles.               N/A

     (19) Report furnished to security holders.                    N/A

     (22) Published report regarding matters submitted to vote
          of security holders.                                     N/A

     (24) Power of attorney.                                       N/A

     (27) Financial data schedule.                                 N/A

     (99) Additional exhibits

          Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. sec. 1350
            (i)   Chief Executive Officer
            (ii)  Chief Financial Officer

   (b) Reports on Form 8-K - No report on Form 8-K was required to be filed by the Company during the three months ended April 30, 2003.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    J.W. MAYS, Inc.
                                               -----------------------------
                                                     (Registrant)



Date     June 5, 2003                          Lloyd J. Shulman
                                               -----------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     June 5, 2003                          Alex Slobodin
                                               -----------------------------
                                               Alex Slobodin
                                               Exec. Vice-President
                                               (Principal Financial Officer)

CERTIFICATION PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


In connection with the Report on Form 10-Q of J.W. Mays, Inc. (the "Company") and its subsidiaries for the Quarterly Period ended April 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Lloyd J. Shulman, Chief Executive Officer of the Company, certify under oath that:

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

     ii.Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

     iii. Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

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

                                              Lloyd J. Shulman
                                              -----------------------
                                              Lloyd J. Shulman
                                              President
                                              Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


In connection with the Report on Form 10-Q of J.W. Mays, Inc. (the "Company") and its subsidiaries for the Quarterly Period ended April 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Alex Slobodin, Principal Financial Officer of the Company, certify under oath that:

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

     ii.Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

     iii. Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

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

In connection with the filing of the Report on Form 10-Q of J.W. Mays, Inc. and its subsidiaries for the Quarterly Period ended April 30, 2003, as filed with the Securities and Exchange Commission (the Report), Lloyd J. Shulman, Chairman, President, Chief Executive Officer and Chief Operating Officer of J.W. Mays, Inc., hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. sec. 1350, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of J.W. Mays, Inc.


Dated: June 5, 2003
                                        Lloyd J. Shulman
                                        ------------------------------------
                                        Lloyd J. Shulman
                                        Chairman, President, Chief Executive
                                        Officer and Chief Operating Officer



                                                             EXHIBIT 99(ii)
                                 CERTIFICATION
           PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE
             UNITED STATES CODE AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Report on Form 10-Q of J.W. Mays, Inc. and its subsidiaries for the Quarterly Period ended April 30, 2003, as filed with the Securities and Exchange Commission (the Report), Alex Slobodin, Executive Vice President and Chief Financial Officer of J.W. Mays, Inc., hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. sec. 1350, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of J.W. Mays, Inc.


Dated: June 5, 2003
                                        Alex Slobodin
                                        ----------------------------
                                        Alex Slobodin
                                        Executive Vice President and
                                        Chief Financial Officer