Form 10-K
period 2003-07-31
MAYS J W INC
filed 2003-10-16
CIK 54187

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED: JULY 31, 2003

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                  TO
                         COMMISSION FILE NUMBER: 1-3647

                                J.W. MAYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  New York                                      11-1059070
(STATE OR OTHER JURISDICTION OF INCORPORATION
              OR ORGANIZATION)                     (I.R.S. EMPLOYER IDENTIFICATION NO.)
      9 Bond Street, Brooklyn, New York                         11201-5805
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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES _X_    NO.__
    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATIONS S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [x] NO DELINQUENT FILERS.

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $5,710,291 AS OF JANUARY 31, 2003 BASED ON THE AVERAGE OF THE BID AND ASKED PRICE OF THE STOCK REPORTED FOR SUCH DATE. FOR THE PURPOSE OF THE FOREGOING CALCULATION, THE SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

    The number of shares outstanding of the registrant's common stock as of September 18, 2003 was 2,015,780.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                PART OF FORM 10-K
                                                              IN WHICH THE DOCUMENT
                          DOCUMENT                               IS INCORPORATED
                          --------                            ---------------------
Annual Report to Shareholders for Fiscal Year Ended July 31,
2003                                                             Parts I and II
Definitive Proxy Statement for the 2003 Annual Meeting of
Shareholders                                                        Part III

________________________________________________________________________________

                                J.W. MAYS, INC.
               FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2003
                               TABLE OF CONTENTS

PART I                                                        PAGE

    Item 1. Business........................................    1

    Item 2. Properties......................................    1

    Item 3. Legal Proceedings...............................    5

    Item 4. Submission of Matters to a Vote of Security
     Holders................................................    5

    Executive Officers of the Registrant....................    6

PART II

    Item 5. Market for Registrant's Common Stock and Related
     Shareholder Matters....................................    6

    Item 6. Selected Financial Data.........................    6

    Item 7. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...    6

    Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk.....................................    6

    Item 8. Financial Statements and Supplementary Data.....    7

    Item 9. Changes in Disagreements with Accountants on
     Accounting and Financial Disclosure....................    7

    Item 9A. Controls and Procedures........................    7

PART III

    Item 10. Directors and Executive Officers of the
     Registrant.............................................    7

    Item 11. Executive Compensation.........................    7

    Item 12. Security Ownership of Certain Beneficial Owners
     and Management.........................................    7

    Item 13. Certain Relationships and Related
     Transactions...........................................    8

    Item 14. Principal Accounting Fees and Services.........    8

PART IV

    Item 15. Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K....................................    8

                                     PART I

ITEM 1. BUSINESS.

    J.W. Mays, Inc. (the 'Company' or 'Registrant') with executive offices at 9 Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 'Properties'. The Company's business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

    The Company discontinued its department store business which operated under the name of 'MAYS', in the year ended July 31, 1989, and has continued the leasing of real estate. The Company has no foreign operations.

    The Company employs approximately 31 employees and has a contract with a union covering rates of pay, hours of employment and other conditions of employment for approximately 16% of its employees. The Company considers that its labor relations with its employees and union are good.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or to advise of changes in the assumptions on which they were based.

    Factors that could cause or contribute to such differences include, but are not limited to, changes in the competitive environment of the Company, general economic and business conditions, industry trends, changes in government rules and regulations and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company's future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates are subject to significant volatility.

ITEM 2. PROPERTIES.

    The table below sets forth certain information as to each of the properties currently operated by the Company:

                                                                     APPROXIMATE
LOCATION                                                             SQUARE FEET
--------                                                             -----------
1.   Brooklyn, New York
     Fulton Street at Bond Street...............................       380,000

2.   Brooklyn, New York
     Jowein building
     Fulton Street and Elm Place.................................      430,000

3.   Jamaica, New York
     Jamaica Avenue at 169th Street..............................      297,000

4.   Fishkill, New York
     Route 9 at Interstate Highway 84............................      203,000
                                                                   (located on
                                                                   14.6 acres)

                                                  (table continued on next page)

(table continued from previous page)

                                                                   APPROXIMATE
                               LOCATION                            SQUARE FEET
                               --------                            -----------
5.   Levittown, New York
       Hempstead Turnpike........................................       85,800

6.   Massapequa, New York
       Sunrise Highway...........................................      133,400

7.   Circleville, Ohio
       Tarlton Road..............................................      193,350
                                                                   (located on
                                                                   11.6 acres)
8.   Brooklyn, New York
       Truck bays, passage facilities and tunnel-Schermerhorn
       Street....................................................       17,000
       Building-Livingston Street................................       10,500

    Properties leased are under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2003 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Jowein building, the Jamaica building and the Fishkill property.

1.       Brooklyn, New York -- Fulton Street at Bond Street

         15% of the property is leased by the Company under eight separate leases. Expiration dates are as follows: 4/30/2011 (5 leases); 6/30/2011 (1 lease); and 12/8/2013 (1 lease)
         which has two thirty-year renewal options through 12/8/2073. A lease of which the Company owns 2/3 of the premises, expired 1/31/2001. The rental on this property is continuing on a month to month basis with negotiations with the party having the 1/3 interest in progress. The Company is presently renovating a portion of the exterior of the building. The Company is also renovating approximately 22,000 square feet to a tenant for office space. These improvements are anticipated to be completed in December 2003.

         The property is currently leased to ten tenants of which eight are retail tenants and two occupy office space. One tenant occupies in excess of 10% of the rentable square footage (26.11%). This tenant subleases to a flea market, department store, shoe store, fast food restaurant and various other retail shops. The lease expires April 30, 2011 with no renewal options.

            OCCUPANCY              LEASE EXPIRATION
         ----------------   -------------------------------
          YEAR                YEAR      NUMBER OF    AREA
          ENDED     RATE      ENDED      LEASES     SQ. FT.
          -----     ----      -----      ------     -------
         7/31/99   31.57%   7/31/2004       1         1,140
         7/31/00   31.57%   7/31/2005       1         2,140
         7/31/01   31.57%   7/31/2006       2         3,718
         7/31/02   35.65%   7/31/2008       1            63
         7/31/03   38.52%   7/31/2009       1         3,080
                            7/31/2011       4       136,250
                                           --       -------
                                           10       146,391
                                           --       -------

         As of July 31, 2003 the federal tax basis is $10,805,928 with accumulated depreciation of $5,489,335 for a net carrying value of $5,316,593. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $875,043 and the rate used is averaged at $11.580 per $100 of assessed valuation.

2.       Brooklyn, New York -- Jowein building, Fulton St. & Elm Place

         Approximately 50% of the property is owned and 50% is leased. The lease is with one landlord and expires April 30, 2010. There are no renewal options. There are present plans to renovate 8,300 square feet for office space for two tenants. The work commenced in August 2003, and is anticipated to be completed in November 2003. Approximately 295,000 square feet of the property is currently leased to thirteen tenants of which seven are retail stores, two are fast food restaurants and four leases are for office space. One tenant is a New York City agency which occupies in excess of 10% of the rentable square footage (33.33%). The tenant has elected to exercise its option to terminate the lease agreement effective May 31, 2004. Approximately 87,000 square feet of the building are available for lease.

            OCCUPANCY              LEASE EXPIRATION
         ----------------   -------------------------------
          YEAR                YEAR      NUMBER OF    AREA
          ENDED     RATE      ENDED      LEASES     SQ. FT.
          -----     ----      -----      ------     -------
         7/31/99   65.19%   7/31/2004       1       145,331
         7/31/00   65.21%   7/31/2006       2        13,460
         7/31/01   67.38%   7/31/2007       1         5,500
         7/31/02   68.65%   7/31/2010       7       106,807
         7/31/03   68.65%   7/31/2011       2        24,103
                                           --       -------
                                           13       295,201
                                           --       -------

         As of July 31, 2003 the federal tax basis is $11,749,740 with accumulated depreciation of $4,839,550 for a net carrying value of $6,910,190. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $1,165,104 and the rate used is averaged at $11.580 per $100 of assessed valuation.

3.       Jamaica, New York -- Jamaica Avenue at 169th Street

         The building is owned and the fee leased from an affiliated company. The lease expires July 31, 2027. The property is currently leased to ten tenants: five are retail tenants and five for office space. Three tenants each occupy in excess of 10% of the rentable square footage: a major retail store occupies 15.86%; and two tenants occupy office space -- one occupies 14.23% and the other 11.07% of the rentable space. Approximately 57,000 square feet of the building are available for lease. The Company is presently dividing approximately 80,000 square feet of space into three separate retail stores. The project was completed in September 2003. The space was previously occupied by a department store which vacated the premises in March 2003.


            OCCUPANCY              LEASE EXPIRATION
         ----------------   -------------------------------
          YEAR                YEAR      NUMBER OF    AREA
          ENDED     RATE      ENDED      LEASES     SQ. FT.
          -----     ----      -----      ------     -------
         7/31/99   62.34%   7/31/2004       1         2,000
         7/31/00   62.34%   7/31/2006       1        47,100
         7/31/01   80.34%   7/31/2007       4        57,307
         7/31/02   80.34%   7/31/2008       1         2,000
         7/31/03   60.37%   7/31/2011       1        42,250
                            7/31/2012       1         2,680
                            7/31/2013       1        25,954
                                           --       -------
                                           10       179,291
                                           --       -------

         As of July 31, 2003 the federal tax basis is $16,747,527 with accumulated depreciation of $6,622,085 for a net carrying value of $10,125,442. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $293,878 and the rate used is averaged at $11.580 per $100 of assessed valuation.

4.       Fishkill, New York -- Route 9 at Interstate Highway 84

         The Company owns the entire property. There are no present plans for the additional improvements of this property. Approximately 26,000 square feet are leased to one tenant for office space and approximately 177,000 square feet of the building are available for lease.

            OCCUPANCY              LEASE EXPIRATION
         ----------------   -------------------------------
          YEAR                YEAR      NUMBER OF    AREA
          ENDED     RATE      ENDED      LEASES     SQ. FT.
          -----     ----      -----      ------     -------
         7/31/99   12.28%   7/31/2006       1        25,915
         7/31/00   12.28%
         7/31/01   12.28%
         7/31/02   12.28%
         7/31/03   12.28%

         As of July 31, 2003 the federal tax basis is $9,534,270 with accumulated depreciation of $6,292,500 for a net carrying value of $3,241,770. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $130,943 and the rate used is averaged at $3.57 per $100 of assessed valuation.

5.       Levittown, New York -- Hempstead Turnpike
         The Company owns the entire property. There are no present plans for additional improvements of this property. The property is currently leased to one tenant that operates the premises as a game room and sub-leases a portion for a fast food restaurant. The lease expires September 30, 2004.

            OCCUPANCY              LEASE EXPIRATION
         ----------------   -------------------------------
          YEAR                YEAR      NUMBER OF    AREA
          ENDED     RATE      ENDED      LEASES     SQ. FT.
          -----     ----      -----      ------     -------
         7/31/99     100%   7/31/2005   Building     15,243
         7/31/00     100%                 Land       70,557
                                                     ------
         7/31/01     100%                            85,800
                                                     ------
         7/31/02     100%
         7/31/03     100%

         As of July 31, 2003 the federal tax basis is $273,550 with accumulated depreciation of $273,424 for a net carrying value of $126. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $152,648 and the rate used is averaged at $145.92 per $100 of assessed valuation.

6.       Massapequa, New York -- Sunrise Highway
         The Company is the prime tenant of this leasehold. The lease expires May 14, 2009 and there is one renewal option. There are no present plans for additional improvements of this property. The entire leasehold is currently sub-leased; one, to a gasoline service station and the other for use as a bank. Each of these tenants occupies in excess of 10% of the rentable square footage. The gasoline service station sub-lease expires April 29, 2009 with no renewal options. The sub-sub-lease to the bank expires May 14, 2009 with one renewal option.

            OCCUPANCY              LEASE EXPIRATION
         ----------------   -------------------------------
          YEAR                YEAR      NUMBER OF    AREA
          ENDED     RATE      ENDED      LEASES     SQ. FT.
          -----     ----      -----      ------     -------
         7/31/99     100%   7/31/2009       2       133,400
         7/31/00     100%
         7/31/01     100%
         7/31/02     100%
         7/31/03     100%

         The real estate taxes for this property are $149,652 and the rate used is averaged at $127.32 per $100 of assessed valuation.

         The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.       Circleville, Ohio -- Tarlton Road
         The Company owns the entire property. There are no present plans for additional improvements of this property. The entire property is currently leased to one tenant. The tenant is a manufacturer and uses these premises as a warehouse and distribution facility. The lease expired September 30, 2002. An extension and modification of lease for the entire premises has been executed for a three-year period to September 30, 2005.

            OCCUPANCY              LEASE EXPIRATION
         ----------------   -------------------------------
          YEAR                YEAR      NUMBER OF    AREA
          ENDED     RATE      ENDED      LEASES     SQ. FT.
          -----     ----      -----      ------     -------
         7/31/99     100%   7/31/2006       1       193,350
         7/31/00     100%
         7/31/01     100%
         7/31/02     100%
         7/31/03     100%

         As of July 31, 2003 the federal tax basis is $4,388,456 with accumulated depreciation of $1,480,233 for a net carrying value of $2,908,223. The life taken for depreciation varies between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $46,293 and the rate used is averaged at $34.97 per $1,000 of assessed valuation.

8.       Brooklyn, New York -- Livingston Street

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

See Note 10 to the Consolidated Financial Statements contained in the 2003 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company's rental income.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information is furnished with respect to each Executive Officer of the Registrant (each of whom is elected annually) whose present term of office will expire upon the election and qualifications of his successor:

                                                                            FIRST BECAME
                                            BUSINESS EXPERIENCE DURING      SUCH OFFICER
               NAME                  AGE       THE PAST FIVE YEARS          OR DIRECTOR
               ----                  ---       -------------------          -----------
Lloyd J. Shulman...................  61    President                      November, 1978
                                           Co-Chairman of the Board and
                                             President                    June, 1995
                                           Chairman of the Board and
                                             President                    November, 1996
                                           Director                       November, 1977

Alex Slobodin......................  88    Executive Vice President
                                           (deceased -- June 28, 2003)    November, 1965
                                           Treasurer                      September, 1955
                                           Director                       November, 1963

Mark Greenblatt....................  49    Vice President                 August, 2000
                                           Treasurer                      August, 2003
                                           Director                       August, 2003
                                           Assistant Treasurer            November, 1987

Ward N. Lyke, Jr. .................  52    Vice President                 February, 1984

George Silva.......................  53    Vice President                 March, 1995

    All of the above mentioned officers have been appointed as such by the directors and, except for Mr. Greenblatt, have been employed as Executive Officers of the Company during the past five years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

    The information appearing under the heading 'Common Stock and Dividend Information' on page 22 of the Registrant's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The information appearing under the heading 'Summary of Selected Financial Data' on page 2 of the Registrant's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information appearing under the heading 'Management's Discussion and Analysis of Financial Condition and Results of Operations' on pages 18 through 21 of the Registrant's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2003, the Company had fixed-rate debt of $7,778,871. Since all debt is fixed-rate debt, if interest rates were to increase 100 basis points, there would be no effect on net income, funds from operations and future cash flows.

ITEM. 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Registrant's Consolidated Financial Statements, together with the report of D'Arcangelo & Co., LLP, Independent Auditors, dated October 10, 2003, appearing on pages 4 through 16 of the Registrant's 2003 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, 7 and 8 hereof, the 2003 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Response to that part of this item relating to Disagreements with Accountants and Financial Disclosures -- None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

    The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of July 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

(b) CHANGE TO INTERNAL CONTROLS.

    There was no change in the Company's internal controls over financial reporting or in other factors during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and such information is incorporated herein by reference.

    The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item appears under the heading 'Executive Compensation' in the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item appears under the headings 'Security Ownership of Certain Beneficial Owners and Management' and 'Information Concerning Nominees for Election as Directors' in the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item appears under the headings 'Executive Compensation', 'Certain Transactions' and 'Certain Relationships and Related Transactions' in the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The following table sets forth the fees paid by the Company to its independent auditors D'Arcangelo & Co., LLP for the fiscal years 2003 and 2002.

                                                         FISCAL YEAR   FISCAL YEAR
                                                            2003          2002
                                                         -----------   -----------
Audit Fees.............................................    $57,498       $57,102
Tax Fees and Other Fees................................     20,025        18,992
                                                           -------       -------
    Total..............................................    $77,523       $76,094
                                                           -------       -------
                                                           -------       -------

    Audit Fees for fiscal year 2003 and fiscal year 2002 were for professional services rendered for the audits of the consolidated financial statements of the Company and assistance with the review of documents filed with the Securities and Exchange Commission.

    Tax Fees and Other Fees for fiscal year 2003 and fiscal year 2002 were for services related to tax compliance and preparation of federal, state and local corporate tax returns, audit of real estate tax matters, and the audit of a tenant's lease for operating expense escalations.

    The officers of the Company consult with the Audit Committee before engaging accountants for any services.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

        1. The Consolidated Financial Statements and report of D'Arcangelo & Co., LLP, Independent Auditors, dated October 10, 2003, set forth on pages 4 through 16 of the Registrant's 2003 Annual Report to Shareholders.

        2. See accompanying Index to Registrant's Financial Statements and Schedules.

        3. Exhibits:

            (2) Plan of acquisition, reorganization, arrangement, liquidation or succession -- not applicable.

            (3) Articles of incorporation and by-laws:

                (i) Certificate of Incorporation, as amended, incorporated by reference to Registrant's Form 8-K dated December 3, 1973.

                (ii) By-laws, as amended June 1, 1995, incorporated by reference to Registrant's Form 10-K dated October 23, 1995.

                (iii) Amendment to By-laws, effective November 1, 1999,
                      incorporated by reference to Registrant's Proxy Statement dated October 19, 2000.

          (4) Instruments defining the rights of security holders, including indentures -- see Exhibit (3) above.

          (9) Voting trust agreement -- not applicable.

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

         (11) Statement re computation of per share earnings -- not applicable.

         (12) Statement re computation of ratios -- not applicable.

         (13) Annual report to security holders.

         (16) Letter re change in certifying auditors -- not applicable.

         (18) Letter re change in accounting principles -- not applicable.

         (21) Subsidiaries of the registrant.

         (22) Published report regarding matters submitted to vote of security holders -- not applicable.

         (24) Power of attorney -- none.

         (28) Information from reports furnished to state insurance regulatory authorities -- not applicable.

         (31) Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.1 -- Chief Executive Officer

              31.2 -- Chief Financial Officer

         (32) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sect 1350.

    (b) Reports on Form 8-K -- A report on Form 8-K was filed by Registrant during the three months ended July 31, 2003.

        Item reported -- The Company reported its financial results for the three and nine months ended April 30, 2003.

          Date of report filed -- June 11, 2003.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                                    J.W. MAYS, INC.
                                                             ---------------------------
                                                                     (REGISTRANT)

            October 16, 2003                                     By: LLOYD J. SHULMAN
                                                             ---------------------------
                                                                   Lloyd J. Shulman
                                                                 Chairman of the Board
                                                              Principal Executive Officer
                                                                       President
                                                              Principal Operating Officer

            October 16, 2003                                      By: MARK GREENBLATT
                                                             ---------------------------
                                                                    Mark Greenblatt
                                                             Vice President and Treasurer
                                                              Principal Financial Officer

            October 16, 2003                                     By: WARD N. LYKE, JR.
                                                             ---------------------------
                                                                   Ward N. Lyke, Jr.
                                                                    Vice President

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
             LLOYD J. SHULMAN               Chairman of the Board, Chief           October 16, 2003
    ---------------------------------         Executive Officer, President,
             Lloyd J. Shulman                 Chief Operating Officer and
                                              Director

             MARK GREENBLATT                Vice President, Treasurer and          October 16, 2003
    ---------------------------------         Director
             Mark Greenblatt

              LANCE D. MYERS                Director                               October 16, 2003
    ---------------------------------
              Lance D. Myers

              DEAN L. RYDER                 Director                               October 16, 2003
    ---------------------------------
              Dean L. Ryder

              JACK SCHWARTZ                 Director                               October 16, 2003
    ---------------------------------
              Jack Schwartz

            SYLVIA W. SHULMAN               Director                               October 16, 2003
    ---------------------------------
            Sylvia W. Shulman

             LEWIS D. SIEGEL                Director                               October 16, 2003
    ---------------------------------
             Lewis D. Siegel

            INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES

    Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 2003, which are incorporated herein by reference:

    Report of Independent Auditors (page 16)

    Consolidated Balance Sheets (pages 4 and 5)

    Consolidated Statements of Income and Retained Earnings (page 6)

    Consolidated Statements of Comprehensive Income (page 6)

    Consolidated Statements of Cash Flows (page 7)

    Notes to Consolidated Financial Statements (pages 8-15)

                                                                           PAGE
                                                                           ----
    Financial Statement Schedules:
             Report of Independent Auditors on Financial Statement
             Schedules...................................................   11
         II  Valuation and Qualifying Accounts...........................   12
        III  Real Estate and Accumulated Depreciation....................   13

    All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

    The separate financial statements and schedules of J.W. Mays, Inc. (not consolidated) are omitted because the Company is primarily an operating company and its subsidiaries are wholly-owned.

                              -------------------

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of J.W. Mays, Inc. and Subsidiaries

    We have audited the consolidated financial statements of J.W. Mays, Inc. and subsidiaries as of July 31, 2003 and 2002, and for the three years ended July 31, 2003 and have issued our report thereon dated October 10, 2003; such consolidated financial statements and reports are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J.W. Mays, Inc. and subsidiaries listed in Item 15(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D'ARCANGELO & CO., LLP
Purchase, N.Y.
October 10, 2003

                                                                     SCHEDULE II

                                J.W. MAYS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                      YEAR ENDED JULY 31,
                                                           ------------------------------------------
                                                              2003             2002            2001
                                                           ----------       ----------       --------
Allowance for net unrealized gains on
  marketable securities:

    Balance, beginning of period....................       $1,334,810       $  780,878       $ 95,117

    Additions.......................................          228,091          553,932        685,761
                                                           ----------       ----------       --------
    Balance, end of period..........................       $1,562,901       $1,334,810       $780,878
                                                           ----------       ----------       --------
                                                           ----------       ----------       --------

                                                                    SCHEDULE III

                                J.W. MAYS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 JULY 31, 2003

      COL. A           COL. B             COL. C                     COL. D                            COL. E

                                                                COST CAPITALIZED            GROSS AMOUNT AT WHICH CARRIED
                                  INITIAL COST TO COMPANY   SUBSEQUENT TO ACQUISITION            AT CLOSE OF PERIOD
                                  -----------------------   -------------------------     ---------------------------------
                       ENCUM-                  BUILDING &                   CARRIED                  BUILDING &
    DESCRIPTION       BRANCES       LAND      IMPROVEMENTS  IMPROVEMENTS      COST        LAND      IMPROVEMENTS      TOTAL
OFFICE AND RENTAL
 BUILDINGS
Brooklyn, New York
 Fulton Street at
 Bond Street         $   --      $1,703,157   $ 3,862,454   $ 8,803,993    $   --      $1,703,157   $12,666,447    $14,369,604
Jamaica, New York
 Jamaica Avenue at
 169th Street         5,573,739      --         3,215,699    13,531,828        --          --        16,747,527     16,747,527
Fishkill, New York
 Route 9 at
 Interstate
 Highway 84           1,961,260     467,341     7,212,116     2,364,474        --         467,341     9,576,590     10,043,931
Brooklyn, New York
 Jowein Building
 Fulton Street and
 Elm Place              243,872   1,622,232       770,561    10,979,179        --       1,622,232    11,749,740     13,371,972
Levittown, New York
 Hempstead Turnpike      --          95,256       200,560        72,990        --          95,256       273,550        368,806
Circleville, Ohio
 Tarlton Road            --         120,849     4,388,456       --             --         120,849     4,388,456      4,509,305
                     ----------  ----------   -----------   -----------    ----------  ----------   -----------    -----------
 Total(A)            $7,778,871  $4,008,835   $19,649,846   $35,752,464    $   --      $4,008,835   $55,402,310    $59,411,145
                     ----------  ----------   -----------   -----------    ----------  ----------   -----------    -----------
                     ----------  ----------   -----------   -----------    ----------  ----------   -----------    -----------

      COL. A            COL. F         COL. G      COL. H       COL. I
                                                             LIFE ON WHICH
                                                            DEPRECIATION IN
                                                             LATEST INCOME
                     ACCUMULATED      DATE OF       DATE     STATEMENT IS
    DESCRIPTION      DEPRECIATION   CONSTRUCTION  ACQUIRED     COMPUTED
OFFICE AND RENTAL
 BUILDINGS
Brooklyn, New York
 Fulton Street at
 Bond Street         $ 5,779,255      Various     Various       (1) (2)
Jamaica, New York
 Jamaica Avenue at
 169th Street          6,557,763        1959        1959        (1) (2)
Fishkill, New York
 Route 9 at
 Interstate
 Highway 84            5,817,552       10/74       11/72        (1)
Brooklyn, New York
 Jowein Building
 Fulton Street and
 Elm Place             6,681,585        1915        1950        (1) (2)
Levittown, New York
 Hempstead Turnpike      252,274        4/69        6/62        (1)
Circleville, Ohio
 Tarlton Road          1,151,970        9/92       12/92        (1)
                     -----------
 Total(A)            $26,240,399
                     -----------
                     -----------

---------
(1)  Building and improvements                18 - 40 years
(2)  Improvements to leased property           3 - 40 years
(A) Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $937,058 and Accumulated Depreciation thereon of $625,420 at July 31, 2003.


                                                                 YEAR ENDED JULY 31,
                                                       ---------------------------------------
                                                          2003          2002          2001
                                                          ----          ----          ----
INVESTMENT IN REAL ESTATE
   Balance at Beginning of Year......................  $57,197,856   $55,542,713   $52,330,458
   Improvements......................................    2,213,289     1,655,143     3,212,255
                                                       -----------   -----------   -----------
   Balance at End of Year............................  $59,411,145   $57,197,856   $55,542,713
                                                       -----------   -----------   -----------
                                                       -----------   -----------   -----------

ACCUMULATED DEPRECIATION
   Balance at Beginning of Year......................  $25,104,318   $24,017,932   $22,991,895
   Additions Charged to Costs and Expenses...........    1,136,081     1,086,386     1,026,037
                                                       -----------   -----------   -----------
   Balance at End of Year............................  $26,240,399   $25,104,318   $24,017,932
                                                       -----------   -----------   -----------
                                                       -----------   -----------   -----------

                           EXHIBIT INDEX TO FORM 10-K

 (2) Plan of acquisition, reorganization, arrangement, liquidation or succession -- not applicable

 (3)  (i)  Articles of incorporation -- incorporated by reference

      (ii) By-laws -- incorporated by reference

      (iii) Amendment to By-laws, effective November 1, 1999 -- incorporated by reference

 (4) Instruments defining the rights of security holders, including indentures -- see Exhibit (3) above.

 (9)  Voting trust agreement -- not applicable

(10) Material contracts -- (i) through (iii) incorporated by reference

(11) Statement re computation of per share earnings -- not applicable

(12)  Statement re computation of ratios -- not applicable

(13)  Annual report to security holders

(16)  Letter re change in certifying auditors -- not applicable

(18)  Letter re change in accounting principles -- not applicable

(21)  Subsidiaries of the registrant

(22) Published report regarding matters submitted to vote of security holders -- not applicable

(24)  Power of attorney -- none

(28) Information from reports furnished to state insurance regulatory authorities -- not applicable

(31)  Certifications Pursuant to Section 302 of the Sarbanes-Oxley
      Act -- 1 and 2

(32)  Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act.

                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as...................................'SS'