Form 10-Q
period 2003-10-31
MAYS J W INC
filed 2003-12-11
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 2003

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

        Class                                Outstanding at December 10, 2003
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 18 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 10

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                11 - 12

       Controls and Procedures                                13


Part II  -  Other Information                                 14

       Signatures                                             15

       (31) Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  16
            (31.2) - Chief Financial Officer                  17

       (32) Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002;
            18 U.S.C. Section 1350                            18



                        J. W. MAYS, INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     October 31,       July 31,
                             ASSETS                                     2003             2003
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $34,609,795      $33,482,384
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,883,588        1,862,444
  Marketable securities  (Note 4)                                        45,193           45,111
  Receivables (Note 8)                                                  270,849          433,495
  Deferred income taxes                                                  84,000          116,000
  Income taxes refundable                                                11,482          210,382
  Prepaid expenses                                                      833,432        1,562,998
  Security deposits                                                     115,953           20,836
                                                                   -------------    -------------
       Total current assets                                           3,244,497        4,251,266
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,024,367        3,018,471
  Less accumulated amortization                                       1,747,586        1,682,714
                                                                   -------------    -------------
       Net                                                            1,276,781        1,335,757
  Security deposits                                                     841,922          872,436
  Unbilled receivables (Note 8)                                       4,240,649        4,247,812
  Marketable securities  (Note 4)                                     4,345,451        4,155,891
                                                                   -------------    -------------
       Total other assets                                            10,704,803       10,611,896
                                                                   -------------    -------------


        TOTAL ASSETS                                                $48,559,095      $48,345,546
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                         $5,118,683       $5,261,146
  Security deposits payable                                             537,689          568,421
                                                                   -------------    -------------
       Total long-term debt                                           5,656,372        5,829,567
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,184,000        3,135,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      112,355           46,829
  Payroll and other accrued liabilities                                 804,529        1,085,981
  Other taxes payable                                                     2,141            4,264
  Current portion of mortgages payable (Note 6)                       2,495,803        2,517,725
  Current portion of security deposits payable                          115,953           20,836
                                                                   -------------    -------------
       Total current liabilities                                      3,530,781        3,675,635
                                                                   -------------    -------------

       Total liabilities                                             12,371,153       12,640,202
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                    1,216,711        1,014,901
  Retained earnings                                                  30,734,541       30,453,753
                                                                   -------------    -------------
                                                                     37,475,794       36,993,196
  Less common stock held in treasury, at cost - 162,517
    shares at October 31, 2003 and at July 31, 2003 (Note 11)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    36,187,942       35,705,344
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $48,559,095      $48,345,546
                                                                   =============    =============

See Notes to Consolidated Financial Statements.


                                    -3-

                                J.  W. MAYS, INC.
                  CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                    Three Months Ended
                                                                       October 31,
                                                              --------------  --------------
                                                                     2003            2002
                                                              --------------  --------------
                                                                 (Unaudited)     (Unaudited)

Revenues
  Rental income (Notes 5 and 8)                                   $3,324,294      $3,175,749

  Rental income - affiliated company (Note 8)                            -            69,629

  (Loss) on sale of fixed assets                                      (4,353)            -
                                                               --------------  --------------
      Total revenues                                               3,319,941       3,245,378
                                                               --------------  --------------


Expenses
  Real estate operating expenses                                   1,867,807       1,640,297
  Administrative and general expenses                                594,869         696,761
  Depreciation and amortization                                      311,161         291,910
                                                               --------------  --------------
       Total expenses                                              2,773,837       2,628,968
                                                               --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                  546,104         616,410
                                                               --------------  --------------
Investment income and interest expense:
  Investment income (Note 4)                                          66,222          70,231
  Interest expense (Notes 6 and 10)                                 (130,538)       (141,565)
                                                               --------------  --------------
                                                                     (64,316)        (71,334)
                                                               --------------  --------------

Income before income taxes                                           481,788         545,076
Income taxes provided                                                201,000         228,000
                                                               --------------  --------------
Net income                                                           280,788         317,076

Retained earnings, beginning of period                            30,453,753      29,306,722
                                                               --------------  --------------
Retained earnings, end of period                                 $30,734,541     $29,623,798
                                                               ==============  ==============

Income per common share  (Note 2)                                       $.14            $.16
                                                               ==============  ==============

Dividends per share                                                     $-              $-
                                                               ==============  ==============

Average common shares outstanding                                  2,015,780       2,033,280
                                                               ==============  ==============


See Notes to Consolidated Financial Statements.

                             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                    Three Months Ended
                                                                        October 31,
                                                              ------------------------------
                                                                      2003            2002
                                                              --------------  --------------
                                                                 (Unaudited)     (Unaudited)

Net Income                                                          $280,788        $317,076
                                                              --------------  --------------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain (loss) on available-for-sale securities:

       Net of taxes (benefit) of $79,000 and $(99,000) for the three

       months ended October 31, 2003 and 2002, respectively.         201,810        (192,652)

      Less reclassification adjustment                                 8,750          (3,838)
                                                               --------------  --------------
  Other comprehensive income (loss)                                  210,560        (196,490)
                                                               --------------  --------------

Comprehensive Income                                                $491,348        $120,586
                                                               ==============  ==============
                                    -4-

                              J.  W.  MAYS,  INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three Months Ended
                                                                           October 31,
                                                                 --------------------------------
                                                                          2003             2002
                                                                 ---------------  ---------------
                                                                     (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $280,788         $317,076

Adjustments to reconcile income to
 net cash provided by operating activities:
  Realized loss (gain) on marketable securities                          (8,750)           3,838
  (Loss) on sale of fixed assets                                         (4,353)             -
  Depreciation and amortization                                         311,161          291,910
  Amortization of deferred expenses                                      64,872           62,729
  Other assets - deferred expenses                                       (5,896)          (3,307)
                      - unbilled receivables                              7,163           11,808
                      - receivables                                         -             62,962
  Deferred income taxes                                                   2,000           20,000
Changes in:
  Receivables                                                           162,646           94,120
  Prepaid expenses                                                      729,566          569,595
  Real estate taxes refundable                                              -             82,769
  Income taxes refundable                                               198,900              -
  Accounts payable                                                       65,526           18,492
  Payroll and other accrued liabilities                                (281,452)        (234,536)
  Income taxes payable                                                      -           (626,676)
  Other taxes payable                                                    (2,123)          (1,311)
                                                                   -------------    -------------
     Cash provided by operating activities                            1,520,048          669,469
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (1,434,219)        (656,012)
  Security deposits                                                     (64,603)         (23,977)
  Marketable securities:
    Receipts from sales or maturities                                   100,000            8,662
    Payments for purchases                                                  (82)         (12,641)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,398,904)        (683,968)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase - security deposits                                           64,385           23,385
  Decrease - mortgage and other debt payments                          (164,385)        (229,301)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (100,000)        (205,916)
                                                                   -------------    -------------

Increase (decrease) in cash                                              21,144         (220,415)

Cash and cash equivalents at beginning of period                      1,862,444        2,951,013
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,883,588       $2,730,598
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

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2003 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2004.

2.   Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2003, and 2,033,280 for the three months ended October 31, 2002.

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


            As of October 31, 2003, the Company's marketable securities were classified as follows:

                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
            Current:

              Held-to-Maturity

                Certificate of deposit                               $45,193           $-               $-          $45,193
                                                                =============  =============    =============  =============

            Noncurrent:
              Available-for-sale:
                Equity securities                                 $2,501,740     $1,843,711             $-       $4,345,451
                                                                =============  =============    =============  =============

            Investment income consists of the following:


                                                                     Three Months Ended
                                                                        October 31,
                                                                ----------------------------
                                                                   2003           2002
                                                                -------------  -------------
            Interest income                                           $6,190        $20,543
            Dividend income                                           51,282         53,526
            (Loss) on sale of marketable securities                    8,750         (3,838)
                                                                -------------  -------------
                 Total                                               $66,222        $70,231
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

   The Company derives rental income from thirty-nine tenants, of which one tenant accounted for 18.06% and another tenant accounted for 15.18% of rental income during the three months ended October 31, 2003. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has three irrevocable Letters of Credit totaling $319,000 at October 31, 2003 and July 31, 2003, provided by three tenants.

6. Long-Term Debt:


                                                                    October 31, 2003                   July 31, 2003
                                                             -------------------------------  --------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------

Mortgages:
  Jamaica, New York property       (a)        5%  4/01/07          $266,667      $2,000,000          $266,666       $2,066,667
  Jamaica, New York property       (b)     6.98%  8/01/06           157,855       3,045,088           155,110        3,085,296
  Jowein building, Brooklyn, N.Y.  (c)        9%  3/31/05           137,720          73,595           134,689          109,183
  Fishkill, New York property      (d)     8.25%  7/01/04         1,933,561               -         1,961,260                -
                                                              --------------  --------------    --------------  ---------------
       Total                                                     $2,495,803      $5,118,683        $2,517,725       $5,261,146
                                                              ==============  ==============    ==============  ===============

(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. The interest rate on the loan was 8.50% for a period of five (5) years. As of April 1, 2002, the effective rate was reduced to 5.00% per annum. The outstanding balance of the loan, totaling $1,355,555 will become due and payable on April 1, 2007.

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


7. Property and Equipment - at cost:

                                                                    October 31,        July 31,
                                                                        2003             2003
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $47,370,895      $46,181,865
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               4,008,835        4,008,835
  Construction in progress                                             328,219           62,436
                                                                  -------------    -------------
                                                                    60,865,958       59,411,145
  Less accumulated depreciation                                     26,535,231       26,240,399
                                                                  -------------    -------------
     Property - net                                                 34,330,727       33,170,746
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               699,132          694,520
  Other fixed assets                                                   212,747          242,538
                                                                  -------------    -------------
                                                                       911,879          937,058
  Less accumulated depreciation                                        632,811          625,420
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               279,068          311,638
                                                                  -------------    -------------

        Property and equipment - net                               $34,609,795      $33,482,384
                                                                  =============    =============

                                    -9-

8.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     The Company had leased from an affiliate one of the stores which was closed in connection with its reorganization proceedings in 1982. The Company, by agreement with the affiliate, modified and assigned its lease to a third party. The agreement with the affiliate provided for certain monthly payments to be made to the Company through August 30, 2002, the termination date of the agreement. Rental income includes $69,629 for the three months ended October 31, 2002, representing rental from the affiliated company. There was no rental income from the affiliated company for the three months ended October 31, 2003.

9.   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $68,704 and $64,988 as contributions to the Plan for the three months ended October 31, 2003 and October 31, 2002, respectively.

10.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


Supplemental disclosure:                                 Three Months Ended
                                                            October 31,
                                                  ------------------------------
                                                          2003           2002
                                                  ---------------  -------------

Interest paid                                           $131,472       $142,567
Income taxes paid                                           $100       $834,676


11.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2003 and at July 31, 2003.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended October 31, 2003 Compared to the Three Months Ended October 31, 2002:

In the three months ended October 31, 2003, the Company reported net income of $280,788, or $.14 per share. In the comparable three months ended October 31, 2002, the Company reported net income of $317,076, or $.16 per share.

Revenues in the current three months increased to $3,319,941 from $3,245,378 in the comparable 2002 three months. The increase in revenue was due primarily to the leasing to the two retail tenants at the Company's Jamaica, New York Property.

Real estate operating expenses in the current three months increased to $1,867,807 from $1,640,297 in the comparable 2002 three months primarily due to increases in rental expense, real estate taxes, payroll and maintenance costs, partially offset by decreases in insurance and utility costs.

Administrative and general expenses in the current three months decreased to $594,869 from $696,761 in the comparable 2002 three months due to decreases in payroll, insurance, and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $311,161 from $291,910 in the comparable 2002 three months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties.

Interest expense and other expenses in the current three months exceeded investment income by $64,316 and by $71,334 in the comparable 2002 three months. The decrease was due primarily to scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,883,588 at October 31, 2003.

The City of New York, a tenant in the Company's Jowein building in Brooklyn, New York, whose lease expires April 29, 2010, has elected to exercise its
option to terminate the Lease Agreement effective May 31, 2004.   The
approximate loss in annual revenue to the Company commencing June 1, 2004, relating to the termination of the lease will approximate $2,440,000. Upon the termination of the lease agreement, the Company will be due $295,695 from the City of New York representing the unamortized portion of the Company's work cost to prepare the leased premises for occupancy. The Company is actively seeking, through brokers, tenants to occupy the space to be vacated as well as the additional 87,000 square feet of available space in the building.

The Company leased 22,192 square feet for office use to a tenant in the Company's Brooklyn, New York property. Rent is anticipated to commence in February 2004. The Company also leased 8,300 square feet for office use to two tenants in the Company's Jowein building in Brooklyn, New York. Rent will commence in December 2003 for one tenant and is anticipated to commence in February 2004 for the other tenant. To replace the retail store which vacated the Jamaica, New York location in March 2003, the Company divided the space into three retail stores. As of October 31, 2003, the Company has leased 54,289 square feet to two tenants. Rent commenced in September 2003.

The first mortgage loan balance on the Fishkill, New York property matures on July 1, 2004, with a balloon payment due of $1,856,852. The Company is presently having discussions with the bank to extend this mortgage (See Note 6(d)).


Cash Flows From Operating Activities:

Receivables: The Company is due the amount of $130,482 as of October 31, 2003 as reimbursement for expenditures for renovations made on behalf of a tenant at the Jamaica, New York building. The amount of $130,482 is to be paid in installments through April 2004. The original amount of the reimbursement was $1,591,753 of which $1,461,271 has been received.

Prepaid Expenses: Expenditures for the three months ended October 31, 2003 decreased by $30,767 compared to the period ended October 31, 2002, due to decreases in real estate taxes and insurance premiums paid.

Payroll and other accrued liabilities: The Company paid $84,820 for commissions incurred in order to lease space at the Company's properties in the three months ended October 31, 2003. The original amount of the brokerage leasing commissions was $409,629. As of October 31, 2003, $137,353 has been paid.

Cash Flows From Investing Activities:

Capital expenditures: The Company had expenditures of $60,854 for the three months ended October 31, 2003 for the renovation of a portion of the exterior of its Brooklyn, New York building. The total cost is anticipated to be $205,000. The project is anticipated to be completed in December 2003.

The Company had expenditures of $362,269 for the three months ended October 31, 2003 for the dividing of space into three separate stores, which was formerly occupied by one department store that vacated the premises in March 2003, at its Jamaica, New York building. The total cost of the project was $883,518. The project was completed in October 2003.

The Company had expenditures of $756,743 for the three months ended October 31, 2003 for the renovation of 8,300 square feet to office space for two tenants at its Jowein building in Brooklyn, New York. The total cost of the project was $961,655. The project was completed in October 2003.

The Company also had expenditures of $195,958 for the three months ended October 31, 2003 for the renovation of 22,192 square feet to office space for a tenant at its Brooklyn, New York building. The total cost of the project is approximately $2,500,000. The project is anticipated to be completed in January 2004.

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments.
At October 31, 2003, the Company had fixed-rate debt of $7,614,486. Since all debt is fixed-rate debt, if interest rates were to increase 100 basis points, there would be no effect on net income, funds from operations and future cash flows.

Cautionary Statement Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or to advise of changes in the assumptions on which they were based.

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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of October 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

 Part II - Other Information


  Item 6 - Exhibits and Reports on Form 8-K

   (a)  List of Exhibits:
                                                                 Sequentially
   Exhibit                                                         Numbered
    Number                     Exhibit                                Page

      (2) Plan of acquisition, reorganization, arrangement, liquidation or
          succession.                                                  N/A
      (4) Instruments defining the rights of security holders,
            including indentures.                                      N/A
     (10) Material contracts.                                          N/A
     (11) Statement re computation of per share earnings               N/A
     (15) Letter re unaudited interim financial information.           N/A
     (18) Letter re change in accounting principles.                   N/A
     (19) Report furnished to security holders.                        N/A
     (22) Published report regarding matters submitted to vote of
            security holders.                                          N/A
     (24) Power of attorney.                                           N/A
     (27) Financial data schedule.                                     N/A
     (31) Additional exhibits--Certifications Pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
          (31.1) Chief Executive Officer                               15
          (31.2) Chief Financial Officer                               16

     (32) Certification Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002, 18 U.S.C. Section. 1350.                  17

   (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the three months ended October 31, 2003. Item reported - The Company reported its financial results for the twelve and three months ended July 31, 2003.
        Date of report filed - October 17, 2003.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                              ------------------------
                                                 (Registrant)



Date     December 10, 2003                    Lloyd J. Shulman
     ----------------------                   ------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     December 10, 2003                     Mark S. Greenblatt
     ----------------------                   ------------------------
                                               Mark S. Greenblatt
                                               Vice President
                                               (Chief Financial Officer)

                                                                  EXHIBIT 31.1
                                 CERTIFICATION

I, Lloyd J. Shulman, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of J.W. Mays, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 10, 2003

                                             /s/ Lloyd J. Shulman
                                             ---------------------------
                                             Lloyd J. Shulman
                                             President
                                             Chief Executive Officer

                                                                  EXHIBIT 31.2
                                 CERTIFICATION

I, Mark S. Greenblatt, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of J.W. Mays, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 10, 2003

                                             /s/ Mark S. Greenblatt
                                             ---------------------------
                                             Mark S. Greenblatt
                                             Vice President
                                             Chief Financial Officer

                                                                  EXHIBIT 32
                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The following certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350 and in accordance with SEC Release No. 33-8238. This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


December 10, 2003

                                             /s/ Lloyd J. Shulman
                                             ---------------------------
                                             Lloyd J. Shulman
                                             Chief Executive Officer


                                             /s/ Mark S. Greenblatt
                                             ---------------------------
                                             Mark S. Greenblatt
                                             Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to J.W. Mays, Inc. and will be retained by J. W. Mays, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.
                                    -18-