Form 10-Q
period 2004-01-31
MAYS J W INC
filed 2004-03-11
CIK 54187

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004
                               ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------    ----------------

                          Commission file number 1-3647
                                                 ------
                                 J.W. Mays, Inc.
                                 ---------------
             (Exact name of registrant as specified in its charter)

               New York                               11-1059070
               --------                               ----------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

   9 Bond Street, Brooklyn, New York                 11201-5805
   ---------------------------------                 ----------
(Address of principal executive offices)             (Zip Code)

       (Registrant's telephone number, including area code) 718-624-7400
                                                            ------------
                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]. No [ ].

Number of shares outstanding of the issuer's common stock as of the latest practicable date.

                  Class                  Outstanding at March 10, 2004
                  -----                  -----------------------------
       Common Stock, $1 par value              2,015,780 shares

                                                  This report contains 19 pages.

                                J. W. MAYS, INC.

                                      INDEX

                                                                                                Page No.
                                                                                                --------
Part I - Financial Information:

            Consolidated Balance Sheet.......................................................     3

            Consolidated Statement of Income
               and Retained Earnings.........................................................     4

            Consolidated Statement of Comprehensive Income...................................     4

            Consolidated Statement of Cash Flows.............................................     5

            Notes to Consolidated Financial Statements.......................................     6 - 10

            Management's Discussion and Analysis of Results
               of Operations and Financial Condition.........................................    11 - 13

            Controls and Procedures..........................................................    14

Part II - Other Information..................................................................    15

            Signatures.......................................................................    16

            (31) Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  (31.1) - Chief Executive Officer...........................................    17
                  (31.2) - Chief Financial Officer...........................................    18

            (32) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;
                  18 U.S.C. Section 1350.....................................................    19

                                 J.W. MAYS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                  January 31,     July 31,
                                                                     2004           2003
                                                                  -----------   -----------
                                                                  (Unaudited)    (Audited)
                                     ASSETS

Property and Equipment - Net (Notes 6 and 7)                      $36,857,228   $33,482,384
                                                                  -----------   -----------

Current Assets:
   Cash and cash equivalents                                          447,480     1,862,444
   Marketable securities (Note 4)                                   1,626,046        45,111
   Receivables (Note 9)                                               184,384       433,495
   Deferred income taxes                                              145,000       116,000
   Income taxes refundable                                                 --       210,382
   Prepaid expenses                                                 1,300,693     1,562,998
   Security deposits                                                  116,046        20,836
                                                                  -----------   -----------
      Total current assets                                          3,819,649     4,251,266
                                                                  -----------   -----------

Other Assets:
   Deferred charges                                                 3,041,222     3,018,471
   Less accumulated amortization                                    1,760,097     1,682,714
                                                                  -----------   -----------
      Net                                                           1,281,125     1,335,757
   Security deposits                                                  841,798       872,436
   Unbilled receivables (Note 9)                                    4,233,486     4,247,812
   Marketable securities (Note 4)                                   2,678,657     4,155,891
                                                                  -----------   -----------
      Total other assets                                            9,035,066    10,611,896
                                                                  -----------   -----------

      TOTAL ASSETS                                                $49,711,943   $48,345,546
                                                                  ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
   Mortgages payable (Note 6)                                     $ 4,974,706   $ 5,261,146
   Security deposits payable                                          537,888       568,421
                                                                  -----------   -----------
      Total long-term debt                                          5,512,594     5,829,567
                                                                  -----------   -----------

Deferred Income Taxes                                               3,172,000     3,135,000
                                                                  -----------   -----------

Current Liabilities:
   Payable to securities broker (Note 8)                              334,565            --
   Accounts payable                                                    77,646        46,829
   Payroll and other accrued liabilities                            1,619,799     1,085,981
   Income taxes payable                                                 1,985            --
   Other taxes payable                                                  6,323         4,264
   Current portion of mortgages payable (Note 6)                    2,473,420     2,517,725
   Current portion of security deposits payable                       116,046        20,836
                                                                  -----------   -----------
      Total current liabilities                                     4,629,784     3,675,635
                                                                  -----------   -----------

      Total liabilities                                            13,314,378    12,640,202
                                                                  -----------   -----------

Shareholders' Equity:
   Common stock, par value $1 each share (shares - 5,000,000
      authorized; 2,178,297 issued)                                 2,178,297     2,178,297
   Additional paid in capital                                       3,346,245     3,346,245
   Unrealized gain on available for sale securities                 1,277,963     1,014,901
   Retained earnings                                               30,882,912    30,453,753
                                                                  -----------   -----------
                                                                   37,685,417    36,993,196
   Less common stock held in treasury, at cost - 162,517
      shares at January 31, 2004 and at July 31, 2003 (Note 12)     1,287,852     1,287,852
                                                                  -----------   -----------
      Total shareholders' equity                                   36,397,565    35,705,344
                                                                  -----------   -----------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $49,711,943   $48,345,546
                                                                  ===========   ===========

See Notes to Consolidated Financial Statements.

                                J. W. MAYS, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                       Three Months Ended           Six Months Ended
                                                          January 31,                   January 31,
                                                   -------------------------   -------------------------
                                                     2004             2003         2004          2003
                                                   -----------   -----------   -----------   -----------
                                                   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Revenues
   Rental income (Notes 5 and 9)                   $ 3,441,183   $ 3,476,508   $ 6,765,477   $ 6,652,257
   Rental income - affiliated company (Note 9)              --            --            --        69,629
   Loss on sale of fixed assets                             --            --        (4,353)           --
                                                   -----------   -----------   -----------   -----------
      Total revenues                                 3,441,183     3,476,508     6,761,124     6,721,886
                                                   -----------   -----------   -----------   -----------

Expenses
   Real estate operating expenses                    2,014,490     1,738,281     3,882,297     3,378,578
   Administrative and general expenses                 755,417       864,355     1,350,286     1,561,116
   Bad debt (recovery)                                      --      (163,009)           --      (163,009)
   Depreciation and amortization                       328,161       298,032       639,322       589,942
                                                   -----------   -----------   -----------   -----------
      Total expenses                                 3,098,068     2,737,659     5,871,905     5,366,627
                                                   -----------   -----------   -----------   -----------
Income from operations before investment income,
   interest expense and income taxes                   343,115       738,849       889,219     1,355,259
                                                   -----------   -----------   -----------   -----------
Investment income and interest expense:
   Investment income (Note 4)                           64,586        65,203       130,808       135,434
   Interest expense (Notes 6 and 11)                  (129,330)     (138,520)     (259,868)     (280,085)
                                                   -----------   -----------   -----------   -----------
                                                       (64,744)      (73,317)     (129,060)     (144,651)
                                                   -----------   -----------   -----------   -----------

Income before income taxes                             278,371       665,532       760,159     1,210,608
Income taxes provided                                  130,000       315,000       331,000       543,000
                                                   -----------   -----------   -----------   -----------
Net income                                             148,371       350,532       429,159       667,608

Retained earnings, beginning of period              30,734,541    29,623,798    30,453,753    29,306,722
                                                   -----------   -----------   -----------   -----------
Retained earnings, end of period                   $30,882,912   $29,974,330   $30,882,912   $29,974,330
                                                   ===========   ===========   ===========   ===========

Income per common share (Note 2)                   $       .07   $       .17   $       .21   $       .33
                                                   ===========   ===========   ===========   ===========

Dividends per share                                $        --   $        --   $        --   $        --
                                                   ===========   ===========   ===========   ===========

Average common shares outstanding                    2,015,780     2,033,280     2,015,780     2,033,280
                                                   -----------   -----------   -----------   -----------

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                 Three Months Ended           Six Months Ended
                                                                    January 31,                  January 31,
                                                              -------------------------   -------------------------
                                                                  2004          2003          2004          2003
                                                              -----------   -----------   -----------   -----------
                                                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net Income                                                      $148,371      $350,532      $429,159      $667,608
                                                                --------      --------      --------      --------
Other comprehensive income, net of taxes (Note 3)
   Unrealized gain (loss) on available-for-sale securities:
      Net of taxes (benefit) of $56,000 and $31,000 for
      the three months ended January 31, 2004 and 2003,
      respectively, and $135,000 and $(68,000) for the six
      months ended January 31, 2004 and 2003, respectively        61,252        61,460       263,062      (131,192)
      Less reclassification adjustment                             9,240          (155)       17,990        (3,993)
                                                                --------      --------      --------      --------
   Other comprehensive income (loss)                              70,492        61,305       281,052      (135,185)
                                                                --------      --------      --------      --------
Comprehensive Income                                            $218,863      $411,837      $710,211      $532,423
                                                                ========      ========      ========      ========

See Notes to Consolidated Financial Statements

                                J. W. MAYS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               Six Months Ended
                                                                 January 31,
                                                          -------------------------
                                                              2004          2003
                                                          -----------   -----------
                                                          (Unaudited)   (Unaudited)
Cash Flows From Operating Activities:
Net income                                                $   429,159   $   667,608

Adjustments to reconcile income to net cash provided by
   operating activities:
   Realized loss (gain) on marketable securities              (17,990)        3,993
   (Loss) on sale of fixed assets                              (4,353)           --
   Depreciation and amortization                              639,322       589,942
   Amortization of deferred expenses                          127,615       123,874
   Other assets - deferred expenses                           (72,983)      (53,540)
      - unbilled receivables                                   14,326        20,175
      - receivables                                                --       127,431
   Deferred income taxes                                     (127,000)      (22,000)
Changes in:
   Receivables                                                249,111       (27,220)
   Prepaid expenses                                           262,305       105,419
   Real estate taxes refundable                                    --        82,769
   Income taxes refundable                                    210,382            --
   Accounts payable                                            30,817         8,899
   Payroll and other accrued liabilities                      533,818       (78,124)
   Income taxes payable                                         1,985      (733,433)
   Other taxes payable                                          2,059           759
                                                          -----------   -----------
      Cash provided by operating activities                 2,278,573       816,552
                                                          -----------   -----------
Cash Flows From Investing Activities:
   Capital expenditures                                    (4,009,813)   (1,204,413)
   Security deposits                                          (64,572)      (50,752)
   Marketable securities:
      Receipts from sales or maturities                       312,500       168,887
      Payments for purchases                                     (149)      (12,772)
                                                          -----------   -----------
      Cash (used) by investing activities                  (3,762,034)   (1,099,050)
                                                          -----------   -----------
Cash Flows From Financing Activities:
   Borrowings - security broker                               451,517            --
   Payments - security broker                                (116,952)           --
   Increase - security deposits                                64,677        49,703
   Decrease - mortgage and other debt payments               (330,745)     (387,981)
                                                          -----------   -----------
      Cash provided (used) by financing activities             68,497      (338,278)
                                                          -----------   -----------
(Decrease) in cash                                         (1,414,964)     (620,776)

Cash and cash equivalents at beginning of period            1,862,444     2,951,013
                                                          -----------   -----------
Cash and cash equivalents at end of period                $   447,480   $ 2,330,237
                                                          ===========   ===========

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

2.   Income Per Share of Common Stock:

     Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and six months ended January 31, 2004, and 2,033,280 for the three and six months ended January 31, 2003.

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

     As of January 31, 2004, the Company's marketable securities were classified as follows:

                                               Gross        Gross
                                            Unrealized   Unrealized      Fair
                                  Cost         Gains       Losses        Value
                               ----------   ----------   ----------   ----------
Current:
   Held-to-Maturity:
      Certificate of deposit   $   45,260   $       --       $--      $   45,260
   Available-for-sale:
      Equity Securities         1,463,120      117,666        --       1,580,786
                               ----------   ----------       ---      ----------
      Total Current            $1,508,380   $  117,666       $--      $1,626,046
                               ==========   ==========       ===      ==========
Noncurrent:
   Available-for-sale:
      Equity securities        $  835,360   $1,843,297       $--      $2,678,657
                               ==========   ==========       ===      ==========

Investment income consists of the following:

                                               Three Months Ended     Six Months Ended
                                                   January 31,          January 31,
                                               ------------------   -------------------
                                                  2004      2003      2004        2003
                                                -------   -------   --------   --------
Interest income                                 $ 4,612   $14,921   $ 10,802   $ 35,464
Dividend income                                  50,734    50,437    102,016    103,963
Gain (loss) on sale of marketable securities      9,240      (155)    17,990     (3,993)
                                                -------   -------   --------   --------
      Total                                     $64,586   $65,203   $130,808   $135,434
                                                =======   =======   ========   ========

5.   Financial Instruments and Credit Risk Concentrations:

     Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

     The Company derives rental income from thirty-nine tenants, of which one tenant accounted for 17.93% and another tenant accounted for 14.92% of rental income during the six months ended January 31, 2004. No other tenant accounted for more than 10% of rental income during the same period.

     The Company has three irrevocable Letters of Credit totaling $319,000 at January 31, 2004 and July 31, 2003, provided by three tenants.

6.   Long-Term Debt:

                                                                    January 31, 2004           July 31, 2003
                                                                -----------------------   -----------------------
                                            Current
                                            Annual     Final        Due          Due          Due          Due
                                           Interest   Payment     Within        After       Within        After
                                             Rate       Date     One Year     One Year     One Year     One Year
                                           --------   -------   ----------   ----------   ----------   ----------

Mortgages:
   Jamaica, New York property        (a)        5%    4/01/07   $  266,666   $1,933,334   $  266,666   $2,066,667
   Jamaica, New York property        (b)     6.98%    8/01/06      160,648    3,004,165      155,110    3,085,296
   Jowein building, Brooklyn, N.Y.   (c)        9%    3/31/05      140,819       37,207      134,689      109,183
   Fishkill, New York property       (d)     8.25%    7/01/04    1,905,287           --    1,961,260           --
                                                                ----------   ----------   ----------   ----------
      Total                                                     $2,473,420   $4,974,706   $2,517,725   $5,261,146
                                                                ==========   ==========   ==========   ==========

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

(c) Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. Effective April 1, 2000, the maturity date of the mortgage was extended to March 31, 2005. The interest rate remained at 9% per annum. During the extended period the constant quarterly payments of interest and principal increased from $37,263 to $38,044. The mortgage loan is self-amortizing.

(d) On June 2, 1999, the existing first mortgage loan balance on the Fishkill, New York property was extended for a period of five years. Under the terms of the extension agreement the annual interest rate was reduced from 9% to 8.25% and the interest and principal payments are to be made in constant monthly amounts based upon a fifteen (15) year payout period.

7.   Property and Equipment - at cost:

                                                       January 31,     July 31,
                                                          2004           2003
                                                       -----------   -----------
Property:
   Buildings and improvements                          $50,100,088   $46,181,865
   Improvements  to  leased  property                    9,158,009     9,158,009
   Land                                                  4,008,835     4,008,835
   Construction in progress                                168,925        62,436
                                                       -----------   -----------
                                                        63,435,857    59,411,145
   Less accumulated depreciation                        26,847,063    26,240,399
                                                       -----------   -----------
      Property - net                                    36,588,794    33,170,746
                                                       -----------   -----------

Fixtures and equipment and other:
   Fixtures and equipment                                  704,827       694,520
   Other fixed assets                                      212,747       242,538
                                                       -----------   -----------
                                                           917,574       937,058
   Less accumulated depreciation                           649,140       625,420
                                                       -----------   -----------
   Fixtures and equipment and other - net                  268,434       311,638
                                                       -----------   -----------

      Property and equipment - net                     $36,857,228   $33,482,384
                                                       ===========   ===========

8.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at January 31, 2004 in the amount of $334,565, secured by the Company's marketable securities, accrues interest at a floating rate, which at January 31, 2004, was at the annual rate of 3.375%.

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     The Company had leased from an affiliate one of the stores which was closed in connection with its reorganization proceedings in 1982. The Company, by agreement with the affiliate, modified and assigned its lease to a third party. The agreement with the affiliate provided for certain monthly payments to be made to the Company through August 30, 2002, the termination date of the agreement. Rental income includes $69,629 for the six months ended January 31, 2003, representing rental from the affiliated company. There was no rental income from the affiliated company for the six months ended January 31, 2004.

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $68,806 and $137,510 as contributions to the Plan for the three and six months ended January 31, 2004, respectively, and $73,158 and $138,146 as contributions to the Plan for the three and six months ended January 31, 2003, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.

     Supplemental disclosure:                                 Six Months Ended
                                                                 January 31,
                                                           ---------------------
                                                             2004        2003
                                                           --------   ----------
     Interest paid                                         $261,738   $  282,210
     Income taxes paid                                     $245,633   $1,298,433

12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2004 and at July 31, 2003.

13.  Contingencies:

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

                                J. W. MAYS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended January 31, 2004 Compared to the Three Months Ended January 31, 2003:

In the three months ended January 31, 2004, the Company reported net income of $148,371, or $.07 per share. In the comparable three months ended January 31, 2003, the Company reported net income of $350,532, or $.17 per share.

Revenues in the current three months decreased to $3,441,183 from $3,476,508 in the comparable 2003 three months. The decrease in revenue was due primarily to the loss of the retail tenant at the Company's Jamaica, New York property, partially offset by the leasing to two retail tenants at the same property.

Real estate operating expenses in the current three months increased to $2,014,490 from $1,738,281 in the comparable 2003 three months primarily due to increases in rental expense, real estate taxes, payroll, maintenance and utility costs, partially offset by a decrease in insurance costs.

Administrative and general expenses in the current three months decreased to $755,417 from $864,355 in the comparable 2003 three months due to decreases in payroll, insurance, and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $328,161 from $298,032 in the comparable 2003 three months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties.

Interest expense and other expenses in the current three months exceeded investment income by $64,744 and by $73,317 in the comparable 2003 three months. The decrease was due primarily to scheduled repayments of debt.

The bad debt recovery in the amount of $163,009 in the three months ended January 31, 2003 relates to a prior years bad debt write-off of one of the retail tenants at the Jamaica, New York Property.

Six Months Ended January 31, 2004 Compared to the Six Months Ended January 31, 2003:

In the six months ended January 31, 2004, the Company reported net income of $429,159, or $.21 per share. In the comparable six months ended January 31, 2003, the Company reported net income of $667,608, or $.33 per share.

Revenues in the current six months increased to $6,761,124 from $6,721,886 in the comparable 2003 six months.

Real estate operating expenses in the current six months increased to $3,882,297 from $3,378,578 in the comparable 2003 six months primarily due to increases in rental expense, real estate taxes, payroll, maintenance and utility costs, partially offset by a decrease in insurance costs.

Administrative and general expenses in the current six months decreased to $1,350,286 from $1,561,116 in the comparable 2003 six months due to decreases in payroll, insurance, and legal and professional costs.

Depreciation and amortization expense in the current six months increased to $639,322 from $589,942 in the comparable 2003 six months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties.

Interest expense and other expenses in the current six months exceeded investment income by $129,060 and by $144,651 in the comparable 2003 six months. The decrease was due primarily to scheduled repayments of debt.

The bad debt recovery in the amount of $163,009 in the six months ended January 31, 2003 relates to a prior years bad debt write-off of one of the retail tenants at the Jamaica, New York Property.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $447,480 at January 31, 2004.

The City of New York, a tenant in the Company's Jowein building in Brooklyn, New York, whose lease expires April 29, 2010, has elected to exercise its option to terminate the Lease Agreement effective May 31, 2004. The loss in annual revenue to the Company commencing June 1, 2004, relating to the termination of the lease, will approximate $2,440,000. Upon the termination of the lease agreement, the Company will be due $295,695 from the City of New York representing the unamortized portion of the Company's work cost to prepare the leased premises for occupancy. The Company is actively seeking, through brokers, tenants to occupy the space to be vacated as well as the additional 87,000 square feet of available space in the building.

The Company leased 22,192 square feet for office use to a tenant in the Company's Brooklyn, New York property. Rent is anticipated to commence in May 2004. The Company anticipates leasing 25,423 square feet in the same building for office use to a tenant. Rent is anticipated to commence in April 2004. The Company also leased 8,300 square feet for office use to two tenants in the Company's Jowein building in Brooklyn, New York. Rent commenced in December 2003 for one tenant and is anticipated to commence in April 2004 for the other tenant. To replace the retail store which vacated the Jamaica, New York location in March 2003, the Company divided the space into three retail stores. As of January 31, 2004, the Company has leased 54,289 square feet to two tenants. Rent commenced in September 2003.

The first mortgage loan balance on the Fishkill, New York property matures on July 1, 2004, with a balloon payment due of $1,856,852. The Company is presently having discussions with the bank to extend this mortgage (See Note 6(d) to the Consolidated Financial Statements).

The Company entered into a contract to purchase a one half interest in a parcel which is part of its Brooklyn, New York property. The parcel is currently leased to the Company. The purchase price is $1,500,000 and will be financed by an affiliated company. The terms of the financing will be comparable to terms that the Company would receive from unrelated parties.

The Company has decided to liquidate its portfolio of preferred securities in order to fund tenant improvements.

Cash Flows From Operating Activities:

Receivables: The Company is due the amount of $66,013 as of January 31, 2004 as reimbursement for expenditures for renovations made on behalf of a tenant at the Jamaica, New York building. The amount of $66,013 is to be paid in installments through April 2004. The original amount of the reimbursement was $1,591,753 of which $1,525,740 has been received.

Prepaid Expenses: Expenditures for the six months ended January 31, 2004 increased by $41,420 compared to the period ended January 31, 2003, due to increases in real estate taxes offset by a decrease in insurance premiums paid.

Payroll and other accrued liabilities: The Company paid $146,353 for commissions incurred in order to lease space at the Company's properties in the six months ended January 31, 2004. The original amount of the brokerage leasing commissions was $409,629. As of January 31, 2004, $198,896 has been paid. There are also amounts due outside contractors totaling $527,043 for construction work completed at the Brooklyn, New York and Jamaica, New York properties.

Cash Flows From Investing Activities:

Capital expenditures: The Company had expenditures of $168,719 for the six months ended January 31, 2004 for the renovation of a portion of the exterior of its Brooklyn, New York building. The total cost was $203,000. The project was completed in December 2003.

The Company had expenditures of $370,369 for the six months ended January 31, 2004 for the dividing of space into three separate stores, which was formerly occupied by one department store that vacated the premises in March 2003, at its Jamaica, New York building. The total cost of the project was $883,518. The project was completed in October 2003.

The Company had expenditures of $935,800 for the six months ended January 31, 2004 for the renovation of 8,300 square feet to office space for two tenants at its Jowein building in Brooklyn, New York. The total cost of the project was $961,655. The project was completed in October 2003.

The Company also had expenditures of $2,292,293 for the six months ended January 31, 2004 for the renovation of 22,192 square feet to office space for a tenant at its Brooklyn, New York building. The total cost of the project was $2,460,751. The project was completed in January 2004.

Quantitative and Qualitative Disclosures About Market Risks:

The Company primarily uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2004, the Company had fixed-rate debt of $7,448,126. Because of the negotiations on the Fishkill, New York property loan, if interest rates were to increase 100 basis points, the effect to net income from operations and future cash flows would be a decrease of $19,053 and if it were to decrease 100 basis points, the effect would be an increase of $19,053 for this loan. Due to the loan payable to securities broker in the amount of $334,565, if interest rates were to increase 100 basis points, the effect to net income from operations and future cash flows would be a decrease of $3,346 and if it were to decrease 100 basis points, the effect would be an increase of $3,346 for this loan.

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

Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of January 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K

          (a) List of Exhibits:

                                                                                                     Sequentially
          Exhibit                                                                                      Numbered
           Number                                    Exhibit                                             Page
          -------                                    -------                                         ------------
             (2)    Plan of acquisition, reorganization, arrangement, liquidation or succession...........N/A
             (4)    Instruments defining the rights of security holders, including indentures.............N/A
            (10)    Material contracts....................................................................N/A
            (11)    Statement re computation of per share earnings........................................N/A
            (15)    Letter re unaudited interim financial information.....................................N/A
            (18)    Letter re change in accounting principles.............................................N/A
            (19)    Report furnished to security holders..................................................N/A
            (22)    Published report regarding matters submitted to vote of security holders..............N/A
            (24)    Power of attorney.....................................................................N/A
            (27)    Financial data schedule...............................................................N/A
            (31)    Additional exhibits--Certifications Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.
                    (31.1) Chief Executive Officer........................................................17
                    (31.2) Chief Financial Officer........................................................18
            (32)    Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002, 18 U.S.C. Section. 1350..................................................19

          (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the three months ended January 31, 2004.

               Item reported - The Company reported its financial results for the three months ended October 31, 2003.

               Date of report filed - December 12, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           J.W. MAYS, Inc.
                                                    ----------------------------
                                                           (Registrant)



Date      March 10, 2004                              Lloyd J. Shulman
    ---------------------------                     ----------------------------
                                                      Lloyd J. Shulman
                                                      President
                                                      Chief Executive Officer



Date     March 10, 2004                               Mark S. Greenblatt
    ---------------------------                     ----------------------------
                                                      Mark S. Greenblatt
                                                      Vice President
                                                      (Chief Financial Officer)