Form 10-Q
period 2004-04-30
MAYS J W INC
filed 2004-06-10
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2004

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

        Class                                Outstanding at June 9, 2004
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 20 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 10

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                11 - 14

       Controls and Procedures                                15


Part II  -  Other Information                                 16

       Signatures                                             17

       (31) Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  18
            (31.2) - Chief Financial Officer                  19

       (32) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;
            18 U.S.C. Section 1350                            20




                       J.  W.  MAYS,  INC.

                   CONSOLIDATED BALANCE SHEET
                                                                      April 30,        July 31,
                             ASSETS                                     2004             2003
 --------------------------------------------------------------- ---------------  ---------------
                                                                    (Unaudited)        (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $38,896,920      $33,482,384
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             464,310        1,862,444
  Marketable securities  (Note 4)                                        45,326           45,111
  Receivables (Note 9)                                                   74,318          433,495
  Deferred income taxes                                                  89,000          116,000
  Income taxes refundable                                                   -            210,382
  Prepaid expenses                                                      682,087        1,562,998
  Security deposits                                                     259,269           20,836
                                                                   -------------    -------------
       Total current assets                                           1,614,310        4,251,266
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,112,887        3,018,471
  Less accumulated amortization                                       1,826,278        1,682,714
                                                                   -------------    -------------
       Net                                                            1,286,609        1,335,757
  Security deposits                                                     951,954          872,436
  Unbilled receivables (Note 9)                                       4,249,224        4,247,812
  Marketable securities  (Note 4)                                     2,512,162        4,155,891
                                                                   -------------    -------------
       Total other assets                                             8,999,949       10,611,896
                                                                   -------------    -------------


        TOTAL ASSETS                                                $49,511,179      $48,345,546
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                         $6,694,702       $5,261,146
  Security deposits payable                                             647,155          568,421
                                                                   -------------    -------------
       Total long-term debt                                           7,341,857        5,829,567
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,027,000        3,135,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 8)                                 743,281                -
  Accounts payable                                                       41,760           46,829
  Payroll and other accrued liabilities                               1,089,789        1,085,981
  Income taxes payable                                                   54,279              -
  Other taxes payable                                                     2,668            4,264
  Current portion of mortgages payable (Note 6)                         584,442        2,517,725
  Current portion of security deposits payable                          109,269           20,836
                                                                   -------------    -------------
       Total current liabilities                                      2,625,488        3,675,635
                                                                   -------------    -------------

       Total liabilities                                             12,994,345       12,640,202
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                    1,122,912        1,014,901
  Retained earnings                                                  31,157,232       30,453,753
                                                                   -------------    -------------
                                                                     37,804,686       36,993,196
  Less common stock held in treasury, at cost - 162,517
    shares at April 30, 2004 and at July 31, 2003 (Note 12)           1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    36,516,834       35,705,344
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $49,511,179      $48,345,546
                                                                   =============    =============

See Notes to Consolidated Financial Statements.



                                      J.  W. MAYS, INC.

                      CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                     Three Months Ended                Nine Months Ended
                                                                           April 30,                        April 30,
                                                               --------------- ----------------  --------------- --------------
                                                                     2004            2003              2004           2003
                                                               --------------  --------------    --------------  ------------
                                                                 (Unaudited)     (Unaudited)       (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                    $3,490,161      $3,209,984       $10,255,638    $9,862,241

  Rental income - affiliated company (Note 9)                             -               -                 -          69,629

  Loss on sale of fixed assets                                            -               -              (4,353)          -
                                                                --------------  --------------    --------------  ------------
      Total revenues                                                3,490,161       3,209,984        10,251,285     9,931,870
                                                                --------------  --------------    --------------  ------------


Expenses
  Real estate operating expenses                                    1,902,440       1,830,098         5,784,737     5,208,676
  Administrative and general expenses                                 661,976         713,102         2,012,262     2,274,218
  Bad debt (recovery)                                                     -               -                 -        (163,009)
  Depreciation and amortization                                       343,161         296,788           982,483       886,730
                                                                --------------  --------------    --------------  ------------
       Total expenses                                               2,907,577       2,839,988         8,779,482     8,206,615
                                                                --------------  --------------    --------------  ------------
Income  from operations before investment income,
  interest expense, other expenses and income taxes                   582,584         369,996         1,471,803     1,725,255
                                                                --------------  --------------    --------------  ------------
Investment income, interest expense and other expenses:
  Loss on disposal of asset                                               -          (100,172)              -        (100,172)
  Investment income (Note 4)                                          103,742          86,635           234,550       222,069
  Interest expense (Notes 6 and 11)                                  (127,006)       (134,438)         (386,874)     (414,523)
                                                                --------------  --------------    --------------  ------------
                                                                      (23,264)       (147,975)         (152,324)     (292,626)
                                                                --------------  --------------    --------------  ------------

Income before income taxes                                            559,320         222,021         1,319,479     1,432,629
Income taxes provided                                                 285,000          76,000           616,000       619,000
                                                                --------------  --------------    --------------  ------------
Net income                                                            274,320         146,021           703,479       813,629

Retained earnings, beginning of period                             30,882,912      29,974,330        30,453,753    29,306,722
                                                                --------------  --------------    --------------  ------------
Retained earnings, end of period                                  $31,157,232     $30,120,351       $31,157,232   $30,120,351
                                                                ==============  ==============    ==============  ============

Income per common share  (Note 2)                                        $.14            $.07              $.35          $.40
                                                                ==============  ==============    ==============  ============

Dividends per share                                                      $-              $-                $-            $-
                                                                ==============  ==============    ==============  ============

Average common shares outstanding                                   2,015,780       2,025,022         2,015,780     2,030,588
                                                                --------------  --------------    --------------  ------------


See Notes to Consolidated Financial Statements.

                                                                    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                    Three Months Ended                 Nine Months Ended
                                                                          April 30,                         April 30,
                                                               --------------- ----------------  --------------- --------------
                                                                      2004            2003              2004           2003
                                                                --------------  --------------    --------------  ------------
                                                                  (Unaudited)     (Unaudited)       (Unaudited)    (Unaudited)

Net Income                                                           $274,320        $146,021          $703,479      $813,629
                                                                --------------  --------------    --------------  ------------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain (loss) on available-for-sale securities:

       Net of taxes (benefit) of $(104,000) and $8,000 for the three months ended April 30, 2004 and 2003, respectively,
       and $31,000 and $(60,000) for the nine months ended
       April 30, 2004 and 2003, respectively.                        (155,051)         15,952           108,011      (115,240)
      Less reclassification adjustment                                 76,624               -            94,614        (3,993)
                                                                --------------  --------------    --------------  ------------
  Other comprehensive income (loss)                                   (78,427)         15,952           202,625      (119,233)
                                                                --------------  --------------    --------------  ------------

Comprehensive Income                                                 $195,893        $161,973          $906,104      $694,396
                                                                ==============  ==============    ==============  ============

See Notes to Consolidated Financial Statements.

                                     -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Nine Months Ended
                                                                             April 30,
                                                                  --------------  ---------------
                                                                      2004             2003
                                                                  --------------  ---------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $703,479         $813,629

Adjustments to reconcile income to
 net cash provided by operating activities:
  Realized loss (gain) on marketable securities                         (94,614)           3,993
  (Loss) on sale of fixed assets                                         (4,353)             -
  Depreciation and amortization                                         982,483          886,730
  Amortization of deferred expenses                                     193,796          371,443
  Other assets - deferred expenses                                     (144,648)        (102,033)
                      - unbilled receivables                             (1,412)          28,542
                      - receivables                                         -            193,444
  Deferred income taxes                                                (112,000)          (4,000)
Changes in:
  Receivables                                                           359,177          151,146
  Prepaid expenses                                                      880,911          695,675
  Real estate taxes refundable                                              -             82,769
  Income taxes refundable                                               210,382         (202,813)
  Accounts payable                                                       (5,069)         (10,768)
  Payroll and other accrued liabilities                                   3,808         (159,568)
  Income taxes payable                                                   54,279         (747,268)
  Other taxes payable                                                    (1,596)           3,086
                                                                   -------------    -------------
     Cash provided by operating activities                            3,024,623        2,004,007
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (6,392,666)      (1,452,509)
  Security deposits                                                    (317,951)         (59,331)
  Marketable securities:
    Receipts from sales or maturities                                 1,877,354          268,887
    Payments for purchases                                                 (215)         (72,882)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (4,833,478)      (1,315,835)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - security broker                                        2,451,517              -
  Payments - security broker                                         (1,708,236)             -
  Increase - security deposits                                          167,167           57,916
  Decrease - mortgage and other debt payments                          (499,727)        (549,786)
  Purchase of treasury stock                                                -           (227,500)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                      410,721         (719,370)
                                                                   -------------    -------------

(Decrease) in cash                                                   (1,398,134)         (31,198)

Cash and cash equivalents at beginning of period                      1,862,444        2,951,013
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $464,310       $2,919,815
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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and nine months ended April 30, 2004, and 2,025,022 for the three months and 2,030,588 for the nine months ended April 30, 2003.

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


As of April 30, 2004, the Company's marketable securities were classified as follows:


                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
            Current:

              Held-to-maturity:

                Certificate of deposit                               $45,326           $-               $-          $45,326
                                                                =============  =============    =============  =============
            Noncurrent:
              Available-for-sale:
                Equity securities                                   $810,250     $1,701,912             $-       $2,512,162
                                                                =============  =============    =============  =============

            Investment income consists of the following:


                                                                    Three Months Ended              Nine Months Ended
                                                                          April 30,                       April 30,
                                                                -------------  -------------    -------------  -------------
                                                                      2004           2003             2004           2003
                                                                -------------  -------------    -------------  -------------
            Interest income                                           $1,811        $34,353          $12,613        $69,817
            Dividend income                                           25,307         52,282          127,323        156,245
            Gain (loss) on sale of marketable securities              76,624            -             94,614         (3,993)
                                                                -------------  -------------    -------------  -------------
                 Total                                              $103,742        $86,635         $234,550       $222,069
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

   The Company derives rental income from forty tenants, of which one tenant accounted for 17.77% and another tenant accounted for 15.01% of rental income during the nine months ended April 30, 2004. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has three irrevocable Letters of Credit totaling $319,000 at April 30, 2004 and July 31, 2003, provided by three tenants.

6. Long-Term Debt:



Long Term Debt:
                                                                     April 30, 2004                    July 31, 2003
                                                            --------------------------------  ---------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------     --------------  --------------    --------------  ---------------

Mortgages:
  Jamaica, New York property       (a)        5%  4/01/07          $266,667      $1,866,667          $266,666       $2,066,667
  Jamaica, New York property       (b)     6.98%  8/01/06           164,035       2,961,363           155,110        3,085,296
  Jowein building, Brooklyn, N.Y.  (c)       9 %  3/31/05           143,987               -           134,689          109,183
  Fishkill, New York property      (d)  Variable  1/01/08             9,753       1,866,672         1,961,260                -
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $584,442      $6,694,702        $2,517,725       $5,261,146
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

(d)On June 2, 1999, the existing first mortgage loan balance on the Fishkill, New York property was extended for a period of five years. Under the terms of the extension agreement the annual interest rate was reduced from 9% to 8.25% and the interest and principal payments are to be made in constant monthly amounts based upon a fifteen (15) year payout period. On June 4, 2004 the Company signed a commitment letter with a bank that will extend the loan for an additiona1 forty-one (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. The payments for the extended period of forty-one (41) months will be interest only on the amount owing at a floating rate per annum equal to the one-month LIBOR rate plus 2.25%. The payments for the seven-year permanent mortgage loan would be on a seventeen (17) year level amortization, plus interest. The interest rate on the permanent loan would be a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum.


7.   Property and Equipment - at cost:

                                                                     April 30,        July 31,
                                                                       2004             2003
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $52,650,353      $46,181,865
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               4,008,835        4,008,835
  Construction in progress                                                 -             62,436
                                                                  -------------    -------------
                                                                    65,817,197       59,411,145
  Less accumulated depreciation                                     27,173,895       26,240,399
                                                                  -------------    -------------
     Property - net                                                 38,643,302       33,170,746
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               706,340          694,520
  Other fixed assets                                                   212,747          242,538
                                                                  -------------    -------------
                                                                       919,087          937,058
  Less accumulated depreciation                                        665,469          625,420
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               253,618          311,638
                                                                  -------------    -------------

        Property and equipment - net                               $38,896,920      $33,482,384
                                                                  =============    =============

8.  Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at April 30, 2004 in the amount of $743,281, secured by the Company's marketable securities, accrues interest at a floating rate, which at April 30, 2004, was at the annual rate of 3.375%.

9.  Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

     The Company had leased from an affiliate one of the stores which was closed in connection with its reorganization proceedings in 1982. The Company, by agreement with the affiliate, modified and assigned its lease to a third party. The agreement with the affiliate provided for certain monthly payments to be made to the Company through August 30, 2002, the termination date of the agreement. Rental income includes $69,629 for the nine months ended April 30, 2003, representing rental from the affiliated company. There was no rental income from the affiliated company for the nine months ended April 30, 2004.

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $69,139 and $206,649 as contributions to the Plan for the three and nine months ended April 30, 2004, respectively, and $64,367 and $202,513 as contributions to the Plan for the three and nine months ended April 30, 2003, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


       Supplemental disclosure:                   Nine Months Ended
                                                       April 30,
                                             -------------  -------------
                                                   2004           2003
                                             -------------  -------------

       Interest paid                             $388,874       $417,904
       Income taxes paid                         $463,339     $1,573,081


12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2004 and at July 31, 2003.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended April 30, 2004 Compared to the
   Three Months Ended April 30, 2003:

In the three months ended April 30, 2004, the Company reported net income of $274,320, or $.14 per share. In the comparable three months ended April 30, 2003, the Company reported net income of $146,021, or $.07 per share.

Revenues in the current three months increased to $3,490,161 from $3,209,984 in the comparable 2003 three months. The increase in revenue was due primarily to the leasing to two retail tenants at the Company's Jamaica, New York property, and one new tenant at the Brooklyn, New York property.

Real estate operating expenses in the current three months increased to $1,902,440 from $1,830,098 in the comparable 2003 three months primarily due to increases in rental expense, real estate taxes, payroll and maintenance costs, partially offset by decreases in insurance and utility costs.

Administrative and general expenses in the current three months decreased to $661,976 from $713,102 in the comparable 2003 three months primarily due to decreases in payroll and insurance costs, offset by an increase in legal and professional costs.

Depreciation and amortization expense in the current three months increased to $343,161 from $296,788 in the comparable 2003 three months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties.

Interest expense and other expenses in the current three months exceeded investment income by $23,264 and by $147,975 in the comparable 2003 three months. The decrease was due primarily to scheduled repayments of debt, the gain on sales of the Company's marketable securities and the loss on disposition of asset on a portion of the Company's Fishkill, New York property which was recorded in the comparable 2003 three months.

Nine Months Ended April 30, 2004 Compared to the
   Nine Months Ended April 30, 2003:

In the nine months ended April 30, 2004, the Company reported net income of $703,479, or $.35 per share. In the comparable nine months ended April 30, 2003, the Company reported net income of $813,629, or $.40 per share.

Revenues in the current nine months increased to $10,251,285 from $9,931,870 in the comparable 2003 nine months. The increase in revenue was due primarily to the leasing to two retail tenants at the Company's Jamaica, New York property, and one new tenant at the Brooklyn, New York property.

Real estate operating expenses in the current nine months increased to $5,784,737 from $5,208,676 in the comparable 2003 nine months primarily due to increases in rental expense, real estate taxes, payroll, maintenance and utility costs, partially offset by a decrease in insurance costs.

Administrative and general expenses in the current nine months decreased to $2,012,262 from $2,274,218 in the comparable 2003 nine months due to decreases in payroll, insurance, and legal and professional costs.

Depreciation and amortization expense in the current nine months increased to $982,483 from $886,730 in the comparable 2003 nine months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties.

Interest expense and other expenses in the current nine months exceeded investment income by $152,324 and by $292,626 in the comparable 2003 nine months. The decrease was due primarily to scheduled repayments of debt, the gain on sales of the Company's marketable securities and the loss on disposition of asset on a portion of the Company's Fishkill, New York property which was recorded in the comparable 2003 nine months.

The bad debt recovery in the amount of $163,009 in the nine months ended April 30, 2003 relates to a prior year's bad debt write-off of one of the retail tenants at the Jamaica, New York property.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $464,310 at April 30, 2004.

The current working capital deficit of approximately $1,000,000 was caused by the Company's outlay of cash for renovations made on behalf of tenants in the Company's premises. The loan commitment discussed below, along with the increased rentals from the additional tenants should resolve the deficit in current working capital.

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

The Company leased 47,615 square feet for office use to two tenants in the Company's Brooklyn, New York property. One tenant leased 25,423 square feet and its rent commenced April, 2004. The second tenant leased 22,192 square feet and its rent commenced June, 2004. The Company also leased 8,300 square feet for office use to two tenants in the Company's Jowein building in
Brooklyn, New York.   Rent commenced in December, 2003 for one tenant, and in
May, 2004 for the other tenant. To replace the retail store which vacated the Jamaica, New York property in March, 2003, the Company divided the premises into three retail stores. As of April 30, 2004, the Company has leased 54,289 square feet to two tenants. Rent commenced in September, 2003.

The first mortgage loan balance on the Fishkill, New York property matures on July 1, 2004, with a balloon payment due of $1,856,852. The Company has signed a commitment letter with the bank to extend this mortgage (See Note 6(d) to the Consolidated Financial Statements).

The Company, on June 4, 2004, signed a commitment letter with a bank for a $12,000,000 multiple draw term loan. This loan will finance seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements to future tenant leases at the Company's Brooklyn, New York (9 Bond Street) and Fishkill, New York properties. The loan will also refinance the existing mortgage on the Company's Fishkill, New York property which will mature on July 1, 2004 (see Note 6(d) to the Consolidated Financial Statements). The Company will have three and one half years to draw down amounts under this loan. The loan will consist of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(d) to the Consolidated Financial Statements), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate building loans in the amount of $8,253,575 ("Subordinate Building Loan"). The loan is structured in two phases: 1) a forty-two month loan with payments of interest only at the floating one month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) mortgage permanent loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year
(7) fixed interest rate plus 2.25% per annum.

The Company on May 7, 2004, purchased a one half interest in a parcel which is part of one of its Brooklyn, New York properties. The parcel was leased to the Company. The purchase price was $1,500,000. The Company financed $1,350,000 of the purchase price from an affiliated company. The term of the loan is for a period of five (5) years at an interest rate of 9%. Interest and amortization will be based on a fifteen (15) year level amortization period.

The Company has decided to liquidate its portfolio of preferred securities in order to fund tenant improvements.


Cash Flows From Operating Activities:

Receivables: The Company received $193,444 in the nine months ended April 30, 2004 as reimbursement for expenditures for renovations made on behalf of a tenant at the Jamaica, New York property. The original amount of the reimbursement was $1,591,753. As of April 30, 2004, the total amount has been received.

Prepaid Expenses: Expenditures for the nine months ended April 30, 2004 increased by $27,673 compared to the period ended April 30, 2003, due to increases in real estate taxes offset by a decrease in insurance premiums paid.

Security Deposits: The Company made an expenditure of $150,000 for a deposit on the purchase of a one-half interest in a parcel which is part of one of its Brooklyn, New York properties as of April 30, 2004. The one-half interest on the parcel was aquired on May 7, 2004 at a total purchase price of $1,500,000.

Other Assets: Security Deposits - The Company increased tenant security deposits by $179,364, due to the leasing of office space to two tenants at one of the Company's Brooklyn, New York properties.

Deferred Expenses: The Company had an expenditure for a brokerage commission in the amount of $71,665 relating to a tenant at one of the Brooklyn, New York properties.

Payroll and other accrued liabilities: The Company paid $170,250 for commissions incurred in order to lease space at the Company's properties in the nine months ended April 30, 2004. The original amount of the brokerage commissions was $481,294. As of April 30, 2004, $222,784 has been paid. There are also amounts due outside contractors totaling $144,572 for construction work completed at one of the Brooklyn, New York properties.



Cash Flows From Investing Activities:

Capital expenditures: The Company had expenditures of $218,904 for the nine months ended April 30, 2004 for the renovation of a portion of the exterior of one of its Brooklyn, New York properties. The total cost was $253,185. The project was completed in April, 2004.

The Company had expenditures of $370,369 for the nine months ended April 30, 2004 for the dividing of space into three separate stores, which was formerly occupied by one department store that vacated the premises in March, 2003, at its Jamaica, New York property. The total cost of the project was $883,518. The project was completed in October, 2003.

The Company had expenditures of $935,800 for the nine months ended April 30, 2004 for the renovation of 8,300 square feet for office space for two tenants at its Jowein building in Brooklyn, New York. The total cost of the project was $961,655. The project was completed in October, 2003.

The Company had expenditures of $2,485,288 for the nine months ended April 30, 2004 for the renovation of 22,192 square feet for office space for a tenant at one of its Brooklyn, New York properties. The total cost of the project was $2,485,288. The project was completed in January, 2004.

The Company also had expenditures of $2,006,197 for the nine months ended April 30, 2004 for the renovation of 25,423 square feet for office space for a tenant at one of its Brooklyn, New York properties. The total cost of the project was $2,006,197. The project was completed in March, 2004.


Cash Flows From Financing Activities:

Borrowing: Payable to securities broker - The Company borrowed $743,281 payable on demand from a securities broker. (See Note 8 to the Consolidated Financial Statements).

Lease security: The Company increased tenant security deposits by $179,364 due to the leasing of office space to two tenants at one of the Company's Brooklyn, New York properties.

Quantitative and Qualitative Disclosures About Market Risks:

The Company primarily uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2004, the Company had fixed-rate debt of $7,279,144. Because of the extension of the Fishkill, New York property loan, (presently with a balance of $1,876,425), if interest rates were to increase 100 basis points, the effect to net income from operations and future cash flows would be a decrease of $18,764 and if it were to decrease 100 basis points, the effect would be an increase of $18,764 for this loan. In connection with the loan payable to securities broker in the amount of $743,281, if interest rates were to increase 100 basis points, the effect to net income from operations and future cash flows would be a decrease of $7,433 and if it were to decrease 100 basis points, the effect would be an increase of $7,433 for this loan.

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

Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of April 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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
     (27) Financial data schedule.                                N/A
     (31) Additional exhibits--Certifications Pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
          (31.1) Chief Executive Officer                          17
          (31.2) Chief Financial Officer                          18

     (32) Certification Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002, 18 U.S.C. Section. 1350.             19

   (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the three months ended April 30, 2004.
        Item reported - The Company reported its financial results for the three months ended January 31, 2004.
        Date of report filed - March 12, 2004.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                             --------------------------
                                                 (Registrant)



Date     June 9, 2004                          Lloyd J. Shulman
      ------------------                     --------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     June 9, 2004                          Mark S. Greenblatt
      ------------------                     --------------------------
                                               Mark S. Greenblatt
                                               Vice President
                                               Chief Financial Officer

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

Date: June 9, 2004

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

Date: June 9, 2004

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


June 9, 2004

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