Form 10-K
period 2004-07-31
MAYS J W INC
filed 2004-10-14
CIK 54187

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED: JULY 31, 2004

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER: 1-3647

                                J.W. MAYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  New York                                      11-1059070
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

      9 Bond Street, Brooklyn, New York                         11201-5805
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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES _X_    NO __

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATIONS S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [x] NO DELINQUENT FILERS.

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $5,861,976 AS OF JANUARY 31, 2004 BASED ON THE AVERAGE OF THE BID AND ASKED PRICE OF THE STOCK REPORTED FOR SUCH DATE. FOR THE PURPOSE OF THE FOREGOING CALCULATION, THE SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

    The number of shares outstanding of the registrant's common stock as of September 17, 2004 was 2,015,780.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                PART OF FORM 10-K
                                                              IN WHICH THE DOCUMENT
                          DOCUMENT                               IS INCORPORATED
                          --------                            ---------------------
Annual Report to Shareholders for Fiscal Year Ended July 31,
2004                                                             Parts I and II

Definitive Proxy Statement for the 2004 Annual Meeting of
Shareholders                                                        Part III

________________________________________________________________________________

                                J.W. MAYS, INC.
               FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2004

                               TABLE OF CONTENTS

PART I                                                        PAGE

    Item 1. Business........................................    1

    Item 2. Properties......................................    1

    Item 3. Legal Proceedings...............................    6

    Item 4. Submission of Matters to a Vote of Security
     Holders................................................    6

    Executive Officers of the Registrant....................    7

PART II

    Item 5. Market for Registrant's Common Stock and Related
     Shareholder Matters....................................    7

    Item 6. Selected Financial Data.........................    7

    Item 7. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...    7

    Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk.....................................    7

    Item 8. Financial Statements and Supplementary Data.....    8

    Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............    8

    Item 9A. Controls and Procedures........................    8

PART III

    Item 10. Directors and Executive Officers of the
     Registrant.............................................    8

    Item 11. Executive Compensation.........................    8

    Item 12. Security Ownership of Certain Beneficial Owners
     and Management.........................................    8

    Item 13. Certain Relationships and Related
     Transactions...........................................    9

    Item 14. Principal Accounting Fees and Services.........    9

PART IV

    Item 15. Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K....................................    9

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

    The Company employs approximately 30 employees and has a contract, expiring November 30, 2004, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 13% of its employees. The Company considers that its labor relations with its employees and union are good.

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

ITEM 2. PROPERTIES.

    The table below sets forth certain information as to each of the properties currently operated by the Company:

                                                                   APPROXIMATE
                               LOCATION                            SQUARE FEET
                               --------                            -----------
1.   Brooklyn, New York
     Fulton Street at Bond Street.                                     380,000

2.   Brooklyn, New York
     Jowein building
     Fulton Street and Elm Place.................................      430,000

3.   Jamaica, New York
     Jamaica Avenue at 169th Street..............................      297,000

4.   Fishkill, New York
     Route 9 at Interstate Highway 84............................      203,000
                                                                   (located on
                                                                   14.6 acres)

                                                  (table continued on next page)

(table continued from previous page)

                                                                   APPROXIMATE
                               LOCATION                            SQUARE FEET
                               --------                            -----------
5.   Levittown, New York
     Hempstead Turnpike..........................................       85,800

6.   Massapequa, New York
     Sunrise Highway.............................................      133,400

7.   Circleville, Ohio
     Tarlton Road................................................      193,350
                                                                   (located on
                                                                   11.6 acres)

8.   Brooklyn, New York
     Truck bays, passage facilities and tunnel-Schermerhorn
     Street......................................................       17,000
     Building-Livingston Street..................................       10,500

    Properties leased are under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2004 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Brooklyn Bond Street building, the Jowein building, the Jamaica building and the Fishkill property.

1.       Brooklyn, New York -- Fulton Street at Bond Street

         14% of the property is leased by the Company under eight separate leases. Expiration dates are as follows: 4/30/2011 (5 leases); 6/30/2011 (1 lease); and 12/8/2013 (1 lease)
         which latter has two thirty-year renewal options through 12/8/2073. A lease of which the Company owns two-thirds of the premises, expired 1/31/2001. The rental on this property has continued on a month-to-month basis with an agreement being reached with the party having the one-third interest, for the Company to purchase that interest. The Company renovated a portion of the exterior of the building. The Company also renovated approximately 47,615 square feet for two tenants for office space. These improvements were completed in January 2004 for one tenant and March 2004 for the other tenant. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

         The property is currently leased to twelve tenants of which eight are retail tenants and four occupy office space. One tenant occupies in excess of 10% of the rentable square footage (26.11%). This tenant sub-leases to a flea market, department store, shoe store, fast food restaurant and various other retail shops. The lease expires April 30, 2011 with no renewal options.

   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/00   31.57%   7/31/2005       1         2,140
7/31/01   31.57%   7/31/2006       2         3,718
7/31/02   35.65%   7/31/2008       1            63
7/31/03   38.52%   7/31/2009       2         4,220
7/31/04   42.70%   7/31/2011       4       136,250
                   7/31/2013       1        25,423
                   7/31/2014       1        22,192
                                  --       -------
                                  12       194,006
                                  --       -------

         As of July 31, 2004 the federal tax basis is $16,680,339 with accumulated depreciation of $5,787,223 for a net carrying value of $10,893,116. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $961,189 per year and the rate used is averaged at $11.431 per $100 of assessed valuation.

         Brooklyn, New York -- Jowein building, Fulton St. & Elm
2.       Place

         Approximately 50% of the property is owned and 50% is leased. The lease is with one landlord and expires
         April 30, 2010. There are no renewal options. The Company renovated 8,300 square feet for office space for two tenants. The work was completed in November 2003. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The property is currently leased to fourteen tenants of which seven are retail stores, two are fast food restaurants and five leases are for office space. One tenant which was a New York City agency which occupied in excess of 10% of the rentable square footage (33.33%) elected to exercise its option to terminate the lease agreement and vacated the premises in June 2004. Approximately 230,000 square feet of the building are available for lease.

   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/00   65.21%   7/31/2006       2        13,460
7/31/01   67.38%   7/31/2007       1         5,500
7/31/02   68.65%   7/31/2010       7       106,807
7/31/03   68.65%   7/31/2011       3        27,403
7/31/04   64.08%   7/31/2014       1         5,000
                                  --       -------
                                  14       158,170
                                  --       -------

         As of July 31, 2004 the federal tax basis is $12,761,056 with accumulated depreciation of $6,422,515 for a net carrying value of $6,338,541. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $1,276,541 per year and the rate used is averaged at $11.431 per $100 of assessed valuation.

3.       Jamaica, New York -- Jamaica Avenue at 169th Street

         The building is owned and the fee leased from an affiliated company. The lease expires July 31, 2027. The property is currently leased to eleven tenants: six are retail tenants and five for office space. Three tenants each occupy in excess of 10% of the rentable square footage: a major retail store occupies 15.86%; and two tenants occupy office space -- one occupies 14.23% and the other 11.07% of the rentable space. Approximately 51,000 square feet of the building are available for lease. The Company divided approximately 80,000 square feet of space into three separate retail stores. The project was completed in September 2003. Two of the retail stores have been leased. The space was previously occupied by a department store which vacated the premises in March 2003. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/00   62.34%   7/31/2005       1         6,021
7/31/01   80.34%   7/31/2006       1        47,100
7/31/02   80.34%   7/31/2007       4        57,307
7/31/03   60.37%   7/31/2008       1         2,000
7/31/04   70.70%   7/31/2011       1        42,250
                   7/31/2012       1         2,680
                   7/31/2014       2        54,289
                                  --       -------
                                  11       211,647
                                  --       -------

         As of July 31, 2004 the federal tax basis is $17,191,947 with accumulated depreciation of $6,956,566 for a net carrying value of $10,235,381. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $324,339 per year and the rate used is averaged at $11.431 per $100 of assessed valuation.

4.       Fishkill, New York -- Route 9 at Interstate Highway 84

         The Company owns the entire property. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. Approximately 26,000 square feet are leased to one tenant for office space. The tenant vacated the premises in March 2004, but is obligated to continue to pay the rent and additional rent under the lease agreement until the expiration date of November 26, 2005. There are approximately 203,000 square feet of the building available for lease.

   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/00   12.28%   7/31/2006       1        25,915
7/31/01   12.28%
7/31/02   12.28%
7/31/03   12.28%
7/31/04    8.19%

         As of July 31, 2004 the federal tax basis is $9,561,382 with accumulated depreciation of $6,512,320 for a net carrying value of $3,049,062. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $134,940 per year and the rate used is averaged at $3.68 per $100 of assessed valuation.

5.       Levittown, New York -- Hempstead Turnpike

         The Company owns the entire property. There are plans for the renovation of the space upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The property was currently leased to one tenant that operates the premises as a game room and sub-leased a portion for a fast food restaurant. The lease expired September 30, 2004, and was vacated by the tenant.

   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/00     100%   7/31/2005   Building     15,243
7/31/01     100%                 Land       70,557
                                           -------
7/31/02     100%                            85,800
                                           -------
7/31/03     100%
7/31/04     100%

         As of July 31, 2004 the federal tax basis is $273,550 with accumulated depreciation of $273,219 for a net carrying value of $331. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $203,732 per year and the rate used is averaged at $824.93 per $100 of assessed valuation.

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

   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/00     100%   7/31/2009       2       133,400
7/31/01     100%
7/31/02     100%
7/31/03     100%
7/31/04     100%

         The real estate taxes for this property are $210,577 per year and the rate used is averaged at $684.96 per $100 of assessed valuation.

         The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.       Circleville, Ohio -- Tarlton Road

         The Company owns the entire property. There are no present plans for additional improvements of this property. The entire property is currently leased to one tenant. The tenant is a manufacturer and uses these premises as a warehouse and distribution facility. The lease expired September 30, 2002. An extension and modification of lease for the entire premises was executed for a three-year period to September 30, 2005.


   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/00     100%   7/31/2006       1       193,350
7/31/01     100%
7/31/02     100%
7/31/03     100%
7/31/04     100%

         As of July 31, 2004 the federal tax basis is $4,388,456 with accumulated depreciation of $1,619,549 for a net carrying value of $2,768,907. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $46,288 per year and the rate used is averaged at $3.497 per $100 of assessed valuation.

8.       Brooklyn, New York -- Livingston Street

         The City of New York through its Economic Development Administration constructed a municipal garage at Livingston Street opposite the Company's Brooklyn properties. The Company has a long-term lease with the City of New York and another landlord expiring in 2013 with renewal options, the last of which expires 2073, under which:

               (1) Such garage, available to the public, provides truck bays and passage facilities through a tunnel, both for the exclusive use of the Company, to the structure referred to in (2) below. The truck bays, passage facilities and tunnel, totaling approximately 17,000 square feet, are included in the lease from the City of New York and another landlord referred to in the preceding paragraph, and are in full use.

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

See Note 10 to the Consolidated Financial Statements contained in the 2004 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company's rental income.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information is furnished with respect to each Executive Officer of the Registrant (each of whom is elected annually) whose present term of office will expire upon the election and qualifications of his successor:

                                                                            FIRST BECAME
                                            BUSINESS EXPERIENCE DURING      SUCH OFFICER
               NAME                  AGE       THE PAST FIVE YEARS          OR DIRECTOR
               ----                  ---       -------------------          -----------
Lloyd J. Shulman...................  62    President                      November, 1978
                                           Co-Chairman of the Board and
                                             President                    June, 1995
                                           Chairman of the Board and
                                             President                    November, 1996
                                           Director                       November, 1977

Mark S. Greenblatt.................  50    Vice President                 August, 2000
                                           Treasurer                      August, 2003
                                           Director                       August, 2003
                                           Assistant Treasurer            November, 1987

Ward N. Lyke, Jr...................  53    Vice President                 February, 1984
                                           Assistant Treasurer            August, 2003

George Silva.......................  54    Vice President                 March, 1995

    All of the above mentioned officers have been appointed as such by the directors and, except for Mr. Greenblatt, have been employed as Executive Officers of the Company during the past five years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

    The information appearing under the heading 'Common Stock and Dividend Information' on page 23 of the Registrant's 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The information appearing under the heading 'Summary of Selected Financial Data' on page 2 of the Registrant's 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information appearing under the heading 'Management's Discussion and Analysis of Financial Condition and Results of Operations' on pages 19 through 22 of the Registrant's 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2004, the Company had fixed-rate debt of $6,570,830 and variable rate debt of $3,280,989. Because of the extension of the Fishkill, New York property loan (presently with a balance of $1,846,964), if interest rates were to increase 100 basis points, the effect to net income from operations and future cash flows would be a decrease of $18,470, and if it were to decrease 100 basis points, the effect would be an increase of $18,470 for this loan. In connection with the loan payable to securities broker in the amount of $1,434,025, if interest rates were to increase 100 basis points, the effect to net income from operations and future cash flows would be a decrease of $14,340, and if it were to decrease 100 basis points, the effect would be an increase of $14,340 for this loan.

ITEM. 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Registrant's Consolidated Financial Statements, together with the report of D'Arcangelo & Co., LLP, independent registered public accounting firm, dated October 8, 2004, appearing on pages 4 through 17 of the Registrant's 2004 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, 7 and 8 hereof, the 2004 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There are no disagreements between the Company and its accountants relating to financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

    The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of July 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

    Our accounting department is comprised of four persons. Due to such a limited number of persons, a complete segregation of all of the duties as to which the department is responsible is not possible. In order to make sure that the inability to segregate all duties does not affect our timely and accurate financial reporting, we need to remain vigilant in maintaining compensating controls. These compensating controls will continue to be monitored in order to assure us that our internal controls over financial reporting remain at a high level despite the limited number of accounting department personnel.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and such information is incorporated herein by reference.

    The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item appears under the heading 'Executive Compensation' in the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item appears under the headings 'Security Ownership of Certain Beneficial Owners and Management' and 'Information Concerning Nominees for Election as Directors' in the

Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item appears under the headings 'Executive Compensation', 'Certain Transactions,' 'Certain Relationships and Related Transactions' and 'Board Interlocks and Insider Participation' in the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The following table sets forth the fees paid by the Company to its independent registered public accounting firm, D'Arcangelo & Co., LLP, for the fiscal years 2004 and 2003.

                                                         FISCAL YEAR   FISCAL YEAR
                                                            2004          2003
                                                         -----------   -----------
Audit Fees.............................................    $68,221       $57,498
Tax Fees and Other Fees................................     10,382        20,025
                                                           -------       -------
    Total..............................................    $78,603       $77,523
                                                           -------       -------
                                                           -------       -------

    Audit Fees for fiscal year 2004 and fiscal year 2003 were for professional services rendered for the audits of the consolidated financial statements of the Company and assistance with the review of documents filed with the Securities and Exchange Commission.

    Tax Fees and Other Fees for fiscal year 2004 and fiscal year 2003 were for services related to tax compliance and preparation of federal, state and local corporate tax returns, audit of real estate tax matters, and the audit of a tenant's lease for operating expense escalations.

    The officers of the Company consult with the Audit Committee before engaging accountants for any services.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

        1. The Consolidated Financial Statements and report of D'Arcangelo & Co., LLP, independent registered public accounting firm, dated October 8, 2004, set forth on pages 4 through 17 of the Registrant's 2004 Annual Report to Shareholders.

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

           (31) Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.1 -- Chief Executive Officer

                31.2 -- Chief Financial Officer

           (32) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sect 1350.

    (b) Reports on Form 8-K -- A report on Form 8-K was filed by Registrant during the three months ended July 31, 2004.

        Item reported -- The Company reported its financial results for the three and nine months ended April 30, 2004.

        Date of report filed -- June 10, 2004.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                                    J.W. MAYS, INC.
                                                ---------------------------------------------------
                                                                     (REGISTRANT)

            October 14, 2004                    By:              By: LLOYD J. SHULMAN
                                                    -----------------------------------------------
                                                                   Lloyd J. Shulman
                                                                 Chairman of the Board
                                                              Principal Executive Officer
                                                                       President
                                                              Principal Operating Officer

            October 14, 2004                    By:             By: MARK S. GREENBLATT
                                                    -----------------------------------------------
                                                                  Mark S. Greenblatt
                                                             Vice President and Treasurer
                                                              Principal Financial Officer

            October 14, 2004                    By:              By: WARD N. LYKE, JR.
                                                    -----------------------------------------------
                                                                   Ward N. Lyke, Jr.
                                                                    Vice President
                                                                and Assistant Treasurer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
             LLOYD J. SHULMAN               Chairman of the Board, Chief           October 14, 2004
    ---------------------------------         Executive
             Lloyd J. Shulman                 Officer, President, Chief
                                              Operating Officer and Director

            MARK S. GREENBLATT              Vice President, Treasurer and          October 14, 2004
    ---------------------------------         Director
            Mark S. Greenblatt

              LANCE D. MYERS                Director                               October 14, 2004
    ---------------------------------
              Lance D. Myers

              DEAN L. RYDER                 Director                               October 14, 2004
    ---------------------------------
              Dean L. Ryder

              JACK SCHWARTZ                 Director                               October 14, 2004
    ---------------------------------
              Jack Schwartz

            SYLVIA W. SHULMAN               Director                               October 14, 2004
    ---------------------------------
            Sylvia W. Shulman

             LEWIS D. SIEGEL                Director                               October 14, 2004
    ---------------------------------
             Lewis D. Siegel

            INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES

    Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 2004, which are incorporated herein by reference:

    Report of Independent Registered Public Accounting Firm (page 17)

    Consolidated Balance Sheets (pages 4 and 5)

    Consolidated Statements of Income and Retained Earnings (page 6)

    Consolidated Statements of Comprehensive Income (page 6)

    Consolidated Statements of Cash Flows (page 7)

    Notes to Consolidated Financial Statements (pages 8-16)

                                                                           PAGE
                                                                           ----
   Financial Statement Schedules:
             Report of Independent Registered Public Accounting Firm on
             Financial Statement Schedules...............................   12
         II  Valuation and Qualifying Accounts...........................   13
        III  Real Estate and Accumulated Depreciation....................   14

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

                              -------------------

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of J.W. Mays, Inc. and Subsidiaries

    We have audited the consolidated financial statements of J.W. Mays, Inc. and subsidiaries as of July 31, 2004 and 2003, and for the three years in the period ended July 31, 2004 and have issued our report thereon dated October 8, 2004; such consolidated financial statements and reports are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J.W. Mays, Inc. and subsidiaries referred to in
Item 15(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D'ARCANGELO & CO., LLP
Purchase, N.Y.
October 8, 2004

                                                                     SCHEDULE II

                                J.W. MAYS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                     YEAR ENDED JULY 31,
                                                         --------------------------------------------
                                                            2004             2003             2002
                                                         ----------       ----------       ----------
Allowance for net unrealized gains on
  marketable securities:

    Balance, beginning of period..................       $1,562,901       $1,334,810       $  780,878

    Additions.....................................          210,661          228,091          553,932
                                                         ----------       ----------       ----------

    Balance, end of period........................       $1,773,562       $1,562,901       $1,334,810
                                                         ----------       ----------       ----------
                                                         ----------       ----------       ----------

                                                                    SCHEDULE III

                                J.W. MAYS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 JULY 31, 2004

-------------------------------------------------------------------
       COL. A            COL. B              COL. C
-------------------------------------------------------------------
                                     INITIAL COST TO COMPANY
                                     ------------------------
                         ENCUM-                   BUILDING &
     DESCRIPTION        BRANCES        LAND      IMPROVEMENTS
-------------------------------------------------------------------
OFFICE AND RENTAL
 BUILDINGS
Brooklyn, New York
 Fulton Street at
 Bond Street           $   --       $2,407,825   $ 4,675,159
Jamaica, New York
 Jamaica Avenue at
 169th Street           5,151,963       --         3,215,699
Fishkill, New York
 Route 9 at
 Interstate
 Highway 84             1,846,964      467,341     7,212,116
Brooklyn, New York
 Jowein Building
 Fulton Street and
 Elm Place              1,418,867    1,622,232       770,561
Levittown, New York
 Hempstead Turnpike        --           95,256       200,560
Circleville, Ohio
 Tarlton Road              --          120,849     4,388,456
                       ----------   ----------   -----------
 Total(A)              $8,417,794   $4,713,503   $20,462,551
                       ----------   ----------   -----------
                       ----------   ----------   -----------


------------------------------------------------------------------------------------------
       COL. A                    COL. D                             COL. E
------------------------------------------------------------------------------------------
                            COST CAPITALIZED             GROSS AMOUNT AT WHICH CARRIED
                       SUBSEQUENT TO ACQUISITION              AT CLOSE OF PERIOD
                       -------------------------------------------------------------------
                                        CARRIED                   BUILDING &
     DESCRIPTION       IMPROVEMENTS       COST         LAND      IMPROVEMENTS      TOTAL
------------------------------------------------------------------------------------------
OFFICE AND RENTAL
 BUILDINGS
Brooklyn, New York
 Fulton Street at
 Bond Street            $13,797,259     $ --        $2,407,825   $18,472,418    $20,880,243
Jamaica, New York
 Jamaica Avenue at
 169th Street            13,976,249       --            --        17,191,948     17,191,948
Fishkill, New York
 Route 9 at
 Interstate
 Highway 84               2,391,586       --           467,341     9,603,702     10,071,043
Brooklyn, New York
 Jowein Building
 Fulton Street and
 Elm Place               11,990,495       --         1,622,232    12,761,056     14,383,288
Levittown, New York
 Hempstead Turnpike          72,990       --            95,256       273,550        368,806
Circleville, Ohio
 Tarlton Road               --            --           120,849     4,388,456      4,509,305
                        -----------     --------    ----------   -----------    -----------
 Total(A)               $42,228,579     $ --        $4,713,503   $62,691,130    $67,404,633
                        -----------     --------    ----------   -----------    -----------
                        -----------     --------    ----------   -----------    -----------






--------------------------------------------------------------------------------
       COL. A             COL. F         COL. G      COL. H       COL. I
--------------------------------------------------------------------------------
                                                               LIFE ON WHICH
                                                              DEPRECIATION IN
                                                               LATEST INCOME
                       ACCUMULATED      DATE OF       DATE     STATEMENT IS
     DESCRIPTION       DEPRECIATION   CONSTRUCTION  ACQUIRED     COMPUTED
--------------------------------------------------------------------------------
OFFICE AND RENTAL
 BUILDINGS
Brooklyn, New York
 Fulton Street at
 Bond Street           $ 6,093,517      Various     Various       (1) (2)
Jamaica, New York
 Jamaica Avenue at
 169th Street            6,873,901        1959        1959        (1) (2)
Fishkill, New York
 Route 9 at
 Interstate
 Highway 84              6,057,277       10/74       11/72            (1)
Brooklyn, New York
 Jowein Building
 Fulton Street and
 Elm Place               6,956,425        1915        1950        (1) (2)
Levittown, New York
 Hempstead Turnpike        254,754        4/69        6/62            (1)
Circleville, Ohio
 Tarlton Road            1,261,681        9/92       12/92            (1)
                       -----------
 Total(A)              $27,497,555
                       -----------
                       -----------

---------

(1)  Building and improvements                18 - 40 years
(2)  Improvements to leased property           3 - 40 years
(A) Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $923,748 and Accumulated Depreciation thereon of $676,849 at July 31, 2004.

                                                                 YEAR ENDED JULY 31,
                                                       ---------------------------------------
                                                          2004          2003          2002
                                                          ----          ----          ----
INVESTMENT IN REAL ESTATE
   Balance at Beginning of Year......................  $59,411,145   $57,197,856   $55,542,713
   Improvements......................................    7,993,488     2,213,289     1,655,143
                                                       -----------   -----------   -----------
   Balance at End of Year............................  $67,404,633   $59,411,145   $57,197,856
                                                       -----------   -----------   -----------
                                                       -----------   -----------   -----------
ACCUMULATED DEPRECIATION
   Balance at Beginning of Year......................  $26,240,399   $25,104,318   $24,017,932
   Additions Charged to Costs and Expenses...........    1,257,156     1,136,081     1,086,386
                                                       -----------   -----------   -----------
   Balance at End of Year............................  $27,497,555   $26,240,399   $25,104,318
                                                       -----------   -----------   -----------
                                                       -----------   -----------   -----------

                           EXHIBIT INDEX TO FORM 10-K

 (2) Plan of acquisition, reorganization, arrangement, liquidation or succession -- not applicable

 (3)  (i)  Articles of incorporation -- incorporated by reference

      (ii) By-laws -- incorporated by reference

      (iii) Amendment to By-laws, effective November 1,
      1999 -- incorporated by reference

 (4) Instruments defining the rights of security holders, including indentures -- see Exhibit (3) above

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

(22) Published report regarding matters submitted to vote of security holders -- not applicable

(24)  Power of attorney -- none

(28) Information from reports furnished to state insurance regulatory authorities -- not applicable

(31)  Certifications Pursuant to Section 302 of the Sarbanes-Oxley
      Act -- 1 and 2

(32)  Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act

                                   EXHIBIT 13
            (COPY OF ANNUAL REPORT TO SHAREHOLDERS ATTACHED HERETO)
                        FISCAL YEAR ENDED JULY 31, 2004


                                  (NEXT PAGE)




                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'