Form 10-Q
period 2004-10-31
MAYS J W INC
filed 2004-12-09
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Exchange Act)        Yes       .       No   X   .

Number of shares outstanding of the issuer's common stock as of the latest practicable date.

        Class                                Outstanding at December 8, 2004
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 18 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 10

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                11 - 13

       Controls and Procedures                                13


Part II  -  Other Information                                 14

       Signatures                                             15

       (31) Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  16
            (31.2) - Chief Financial Officer                  17

       (32) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;
            18 U.S.C. Section 1350                            18



                        J. W. MAYS, INC.

                   CONSOLIDATED BALANCE SHEET
                                                                     October 31,       July 31,
                             ASSETS                                     2004             2004
 --------------------------------------------------------------- ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $40,765,225      $40,153,977
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,807,310          603,289
  Marketable securities  (Note 4)                                        45,463           45,395
  Receivables (Note 8)                                                  210,036          181,407
  Deferred income taxes                                                  49,000           79,000
  Income taxes refundable                                                32,197          126,911
  Prepaid expenses                                                      804,872        1,532,163
  Security deposits                                                      81,771          191,118
                                                                   -------------    -------------
       Total current assets                                           3,030,649        2,759,283
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,144,573        2,005,894
  Less accumulated amortization                                       1,027,256          956,805
                                                                   -------------    -------------
       Net                                                            1,117,317        1,049,089
  Security deposits                                                   1,047,004          946,183
  Unbilled receivables (Note 8)                                       4,300,058        4,316,666
  Marketable securities  (Note 4)                                     2,614,027        2,583,812
                                                                   -------------    -------------
       Total other assets                                             9,078,406        8,895,750
                                                                   -------------    -------------


        TOTAL ASSETS                                                $52,874,280      $51,809,010
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                        $10,516,238       $7,830,160
  Security deposits payable                                             741,852          641,209
                                                                   -------------    -------------
       Total long-term debt                                          11,258,090        8,471,369
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,156,000        3,175,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker                                              -          1,434,025
  Accounts payable                                                      121,774           87,581
  Payroll and other accrued liabilities                                 640,495          936,048
  Other taxes payable                                                     3,579            4,764
  Current portion of mortgages payable (Note 6)                         556,008          587,634
  Current portion of security deposits payable                            6,771          116,118
                                                                   -------------    -------------
       Total current liabilities                                      1,328,627        3,166,170
                                                                   -------------    -------------

       Total liabilities                                             15,742,717       14,812,539
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities                    1,190,778        1,170,562
  Retained earnings                                                  31,704,095       31,589,219
                                                                   -------------    -------------
                                                                     38,419,415       38,284,323
  Less common stock held in treasury, at cost - 162,517
    shares at October 31, 2004 and at July 31, 2004 (Note 11)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    37,131,563       36,996,471
                                                                   -------------    -------------

Contingencies (Note 12)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $52,874,280      $51,809,010
                                                                   =============    =============

See Notes to Consolidated Financial Statements.


                                 -3-

                                 J. W. MAYS, INC.

                 CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                     Three Months Ended
                                                                         October 31,
                                                               ------------------------------
                                                                     2004            2003
                                                               --------------  --------------
                                                                 (Unaudited)     (Unaudited)


Revenues

  Rental income (Notes 5 and 8)                                    $3,156,943      $3,324,294

  Loss on sale of fixed assets                                            -            (4,353)
                                                                --------------  --------------
      Total revenues                                                3,156,943       3,319,941
                                                                --------------  --------------


Expenses

  Real estate operating expenses                                    1,781,134       1,867,807

  Administrative and general expenses                                 694,628         594,869
  Depreciation and amortization                                       323,810         311,161
                                                                --------------  --------------
       Total expenses                                               2,799,572       2,773,837
                                                                --------------  --------------
Income  from operations before investment income,
  interest expense, other expenses and income taxes                   357,371         546,104
                                                                --------------  --------------
Investment income, interest expense and other expenses:

  Investment income (Note 4)                                           21,372          66,222
  Interest expense (Notes 6 and 10)                                  (156,867)       (130,538)
                                                                --------------  --------------
                                                                     (135,495)        (64,316)
                                                                --------------  --------------

Income before income taxes                                            221,876         481,788

Income taxes provided                                                 107,000         201,000
                                                                --------------  --------------
Net income                                                            114,876         280,788


Retained earnings, beginning of period                             31,589,219      30,453,753
                                                                --------------  --------------
Retained earnings, end of period                                  $31,704,095     $30,734,541
                                                                ==============  ==============

Income per common share  (Note 2)                                        $.06            $.14
                                                                ==============  ==============

Dividends per share                                                      $-              $-
                                                                ==============  ==============

Average common shares outstanding                                   2,015,780       2,015,780
                                                                --------------  --------------


See Notes to Consolidated Financial Statements.


                       CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                     Three Months Ended
                                                                          October 31,
                                                                ------------------------------
                                                                      2004            2003
                                                                --------------  --------------
                                                                 (Unaudited)     (Unaudited)

Net Income                                                           $114,876        $280,788
                                                                --------------  --------------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain (loss) on available-for-sale securities:
       Net of taxes of $10,000 and $79,000 for the three
       months ended October 31, 2004 and 2003, respectively,           20,216         210,560

      Less reclassification adjustment                                      -          (8,750)
                                                                --------------  --------------
  Net change in comprehensive income                                   20,216         201,810
                                                                --------------  --------------

Comprehensive Income                                                 $135,092        $482,598
                                                                ==============  ==============

See Notes to Consolidated Financial Statements.

                                 -4-

                               J. W. MAYS,  INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three Months Ended
                                                                            October 31,
                                                                 --------------------------------
                                                                        2004             2003
                                                                 ---------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $114,876         $280,788

Adjustments to reconcile income to
 net cash provided by operating activities:
  Realized loss (gain) on marketable securities                             -             (8,750)
  (Loss) on sale of fixed assets                                            -             (4,353)
  Depreciation and amortization                                         323,810          311,161
  Amortization of deferred expenses                                      70,451           64,872
  Other assets - deferred expenses                                     (138,679)          (5,896)
                      - unbilled receivables                             16,608            7,163
                      - receivables                                         -                -
  Deferred income taxes                                                   1,000            2,000
Changes in:
  Receivables                                                           (28,629)         162,646
  Prepaid expenses                                                      727,291          729,566
  Income taxes refundable                                                94,714          198,900
  Accounts payable                                                       34,193           65,526
  Payroll and other accrued liabilities                                (295,553)        (281,452)
  Other taxes payable                                                    (1,185)          (2,123)
                                                                   -------------    -------------
     Cash provided by operating activities                              918,897        1,520,048
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (935,058)      (1,434,219)
  Security deposits                                                       8,526          (64,603)
  Marketable securities:
    Receipts from sales or maturities                                       -            100,000
    Payments for purchases                                                  (67)             (82)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (926,599)      (1,398,904)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Payments - security broker                                         (1,434,025)             -
  Increase - security deposits                                          100,732           78,387
  Borrowings - mortgage                                               2,820,000              -
  Decrease - mortgage and other debt payments                          (274,984)        (178,387)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                    1,211,723         (100,000)
                                                                   -------------    -------------

Increase in cash                                                      1,204,021           21,144

Cash and cash equivalents at beginning of period                        603,289        1,862,444
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,807,310       $1,883,588
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

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The October 31, 2004 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2005.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for each of the three months ended October 31, 2004 and October 31, 2003.

3. Comprehensive Income:

   Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. Comprehensive income is defined to include all changes in equity except those resulting from investments by and distributions to shareholders.

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


            As of October 31, 2004, the Company's marketable securities were classified as follows:

                                                                                   Gross            Gross
                                                                                Unrealized       Unrealized        Fair
                                                                    Cost           Gains           Losses          Value
                                                                -------------  -------------    -------------  -------------
            Current:

              Held-to-maturity:

                Certificate of deposit                               $45,463           $-               $-          $45,463
                                                                =============  =============    =============  =============
            Noncurrent:
              Available-for-sale:
                Equity securities                                   $810,250     $1,803,777             $-       $2,614,027
                                                                =============  =============    =============  =============

            Investment income consists of the following:

                                                               Three Months Ended
                                                                October 31,
                                                                -------------  -------------
                                                                   2004           2003
                                                              ___________    ___________
            Interest income                                           $3,633         $6,190
            Dividend income                                           17,739         51,282
            Gain on sale of marketable securities                        -            8,750
                                                                -------------  -------------
                 Total                                               $21,372        $66,222
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

   The Company derives rental income from forty-three tenants, of which one tenant accounted for 17.18% of rental income during the three months ended October 31, 2004. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $137,500 at October 31, 2004, provided by two tenants, and had three irrevocable Letters of Credit totaling $319,000 at July 31, 2004, provided by three tenants.

6. Long-Term Debt:



Long Term Debt:
                                                                    October 31, 2004                    July 31, 2004
                                                            --------------------------------  ---------------------------------
                                       Current
                                        Annual     Final           Due             Due               Due              Due
                                       Interest   Payment         Within          After             Within           After
                                         Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        5%  4/01/07          $266,666      $1,733,334          $266,667       $1,800,000
  Jamaica, New York property       (b)     6.98%  8/01/06           169,860       2,875,228           166,907        2,918,389
  Jowein building, Brooklyn, NY    (c)      9 %   3/31/05            73,595               -           109,183                -
  Jowein building, Brooklyn, NY    (d)      9 %   4/01/09            45,887       1,252,950            44,877        1,264,807
  Fishkill, New York property      (e) Variable   2/18/08                 -       1,834,726                 -        1,846,964
  Bond St. building, Brooklyn, NY  (f) Variable   2/18/08                 -       2,820,000                 -                -
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $556,008     $10,516,238          $587,634       $7,830,160
                                                              ==============  ==============    ==============  ===============

(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. As of April 1, 2002, the effective rate was reduced from 8.50% to 5.00% per annum. The outstanding balance of the loan, totaling $1,355,555 will become due and payable on April 1, 2007.

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

   Payments are to be made, in arrears, on the first day of each and every month calculated during the ten (10) year period of the term loan, at the sum of the interest rate plus amortization sufficient to fully liquidate the loan over a fifteen (15) year period. As additional collateral security, the Company will conditionally assign to the bank all leases and rents on the premises, or portions thereof, whether now existing or hereafter consummated. The Company has an option to prepay principal, in whole or in part, plus interest accrued thereon, at any time during the term, without premium or penalty. Other provisions of the loan agreement provide certain restrictions on the incurrence of indebtedness and the sale or transfer of the Company's ground lease interest in the premises. Both credit facilities are subject to the bank's existing first position mortgage loan on the premises.

(c) Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. Effective April 1, 2000, the maturity date of the mortgage, which was scheduled to be on March 31, 2000, was extended to March 31, 2005. The interest rate remained at 9% per annum. During the extended period the constant quarterly payments of interest and principal increased from $37,263 to $38,044. The mortgage loan is self-amortizing.

(d) The Company, on May 7, 2004, closed a loan with an affiliated corporation (see Note 6(c)) in the amount of $1,350,000. The term of the loan is for a period of five (5) years at an interest rate of 9.00% per annum. Interest and amortization of principal are paid quarterly based on a fifteen (15) year level amortization period. The constant quarterly payments of interest and principal will be $40,316. The funds were used to purchase a one-half interest in a property that is part of the Company's Brooklyn, New York building (Fulton Street at Bond Street). The outstanding balance of the loan, totaling $1,056,007, will become due and payable on April 1, 2009.

(e) On June 2, 1999, the existing first mortgage loan balance on the Fishkill, New York property was extended for a period of five years. Under the terms of the extension agreement the annual interest rate was reduced from 9% to 8.25% and the interest and principal payments were made in constant monthly amounts based upon a fifteen (15) year payout period.
   On August 19, 2004, the Company extended the loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. The payments for the extended period of forty-two (42) months will be interest only on the amount owing at a floating rate per annum equal to the one-month LIBOR rate plus 2.25%, but not less than 3.40%. The payments for the seven-year permanent mortgage loan would be on a seventeen (17) year level amortization, plus interest. The interest rate on the permanent loan would be a fixed rate equal to the Federal Home Loan Bank of New York`s seven-year (7) fixed interest rate plus 2.25% per annum. (See Note 6(f)).

(f) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan will finance seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements to future tenant leases at the Company's Brooklyn, New York (9 Bond Street) and Fishkill, New York properties. The loan will also refinance the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see Note 6 (e)). The Company will have three and one half years to draw down amounts under this loan. The loan will consist of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(e)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and
   c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loan"). The loan is structured in two phases:
   1) a forty-two month loan with payments of interest only at the floating one month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) mortgage permanent loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum.
   As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's 9 Bond Street property in Brooklyn, New York. The outstanding balance as of October 31, 2004 was $4,654,726.


7.   Property and Equipment - at cost:

                                                                    October 31,       July 31,
                                                                       2004             2004
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $54,061,972      $53,533,121
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               5,063,555        4,713,503
  Construction in progress                                              51,940              -
                                                                  -------------    -------------
                                                                    68,335,476       67,404,633
  Less accumulated depreciation                                     27,807,669       27,497,555
                                                                  -------------    -------------
     Property - net                                                 40,527,807       39,907,078
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               715,215          711,001
  Other fixed assets                                                   212,747          212,747
                                                                  -------------    -------------
                                                                       927,962          923,748
  Less accumulated depreciation                                        690,544          676,849
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               237,418          246,899
                                                                  -------------    -------------

        Property and equipment - net                               $40,765,225      $40,153,977
                                                                  =============    =============

                                 -9-

8.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.   Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $70,003 and $68,704 as contributions to the Plan for the three months ended October 31, 2004 and October 31, 2003, respectively.

10.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.

Supplemental disclosure:                               Three Months Ended
                                                           October 31,
                                                  ------------------------------
                                                           2004           2003
                                                  ---------------  -------------

Interest paid                                           $155,348       $131,472
Income taxes paid                                        $11,286           $100

11.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2004 and at July 31, 2004.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended October 31, 2004 Compared to the Three Months Ended October 31, 2003:

In the three months ended October 31, 2004, the Company reported net income of $114,876, or $.06 per share. In the comparable three months ended October 31, 2003, the Company reported net income of $280,788, or $.14 per share.

Revenues in the current three months decreased to $3,156,943 from $3,319,941 in the comparable 2003 three months. The decrease in revenues was due to the New York City Department of Finance vacating the Company's Jowein building in Brooklyn, New York in June 2004, partially offset by the revenues from the Company's leasing to two office tenants at its Nine Bond Street building in Brooklyn, New York, and the leasing to two office tenants at its Jowein building in Brooklyn, New York.

Real estate operating expenses in the current three months decreased to $1,781,134 from $1,867,807 in the comparable 2003 three months primarily due to decreases in rental expense, maintenance costs, and insurance costs partially offset by increases in payroll costs.

Administrative and general expenses in the current three months increased to $694,628 from $594,869 in the comparable 2003 three months primarily due to increases in payroll, insurance costs and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $323,810 from $311,161 in the comparable 2003 three months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties.

Interest expense and other expenses in the current three months exceeded investment income by $135,495 and by $64,316 in the comparable 2003 three months. The increase was due primarily to increased interest expense on the additional loan with a bank, a decrease in dividend income due to the sale of the Company's marketable securities, partially offset by scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,807,310 at October 31, 2004.

The Company leased 24,109 square feet for retail use at its Jamaica, New York property. The space was formerly a retail store which vacated the Jamaica, New York property in March, 2003. The Company divided the premises into three retail stores. As of October 31, 2004, the Company has leased the entire 78,398 square feet to three tenants. Rent commenced in September 2003 for two tenants and rent will commence in March 2005 for the other tenant.

The first mortgage loan balance on the Fishkill, New York property matured on July 1, 2004, with a balloon payment due of $1,856,852. The Company on August 19, 2004, extended this mortgage with the bank. (See Note 6(e) to the Consolidated Financial Statements).

The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan will finance seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements to future tenant leases at the Company's Brooklyn, New York (9 Bond Street) and Fishkill, New York properties. The loan will also refinance the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see Note 6(e) to the Consolidated Financial Statements). The Company will have three and one half years to draw down amounts under this loan. The loan will consist of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(e) to the Consolidated Financial Statements); b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"); and c) multiple, successively subordinate building loans in the amount of $8,295,274 ("Subordinate Building Loan"). The loan is structured in two phases: 1) a forty-two month loan with payments of interest only at the floating one month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) mortgage permanent loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year
(7) fixed interest rate plus 2.25% per annum. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's 9 Bond Street property in Brooklyn, New York. The outstanding balance as of October 31, 2004 was $4,654,726.

The Company on October 1, 2004 purchased a one-quarter interest in a parcel, which is part of its Brooklyn, New York properties. The parcel was leased to the Company. The purchase price was $750,000.

The Company on November 4, 2004 purchased a one-third interest in a parcel, which is part of its Brooklyn, New York properties. The parcel was leased to the Company. The purchase price was $940,000.

The Company in September 2004 entered into a contract to purchase a one-half interest in a parcel which is part of its Brooklyn, New York properties. The parcel was leased to the Company. The purchase price will be $1,500,000.

The Company on August 23, 2004 paid the total amount due on the loan to a securities broker, which was $1,423,458.

The tenant at the Company's Levittown, New York property, whose lease expired September 30, 2004, did not renew the lease and vacated the premises. The annual loss in rental income from this tenant is approximately $350,000. The Company is actively seeking, through brokers, tenants to occupy the vacated space.

Cash Flows From Operating Activities:

Prepaid Expenses: Expenditures for the three months ended October 31, 2004 increased by $20,503 compared to the period ended October 31, 2003, due to increases in real estate taxes paid offset by decreases in insurance premiums paid.

Deferred Expenses:    The Company had expenditures of $138,679 in the three
months ended October 31, 2004, for costs incurred to obtain loan financing for renovations to be performed at the Brooklyn, New York building (9 Bond Street) to accommodate new tenants and the refinancing of the existing mortgage on the Company's Fishkill, New York property.

Payroll and Other Accrued Liabilities:   The Company paid $165,654 for
commissions incurred in order to lease space at the Company's properties in the three months ended October 31, 2004. The original amount of the brokerage commissions was $481,294. As of October 31, 2004, $466,442 has been paid.

Cash Flows From Investing Activities:

Capital expenditures: The Company had an expenditure of $675,000 for the three months ended October 31, 2004 for the purchase of a one-quarter interest in a parcel which is part of its Brooklyn, New York properties. The total purchase price was $750,000.

Security Deposits: The Company made an expenditure in the three months ended October 31, 2004 of $75,000 for a deposit on the purchase of a one-half interest in a parcel which is part of its Brooklyn, New York properties. The total purchase price will be $1,500,000.

Cash Flows From Financing Activities:

Borrowing:   Mortgage - The Company secured financing from a bank in the principal amount of $2,820,000. (See Note 6(f) to the Consolidated Financial Statements).

Borrowing:   Payable to securities broker - The Company in the three months ended October 31, 2004, paid down the balance of $1,434,025, payable to a securities broker.

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2004, the Company had fixed-rate debt of $6,417,520 and variable-rate debt of $4,654,726. Because of the extension of the Fishkill, New York property loan and the 9 Bond Street Brooklyn, New York loan (presently with balances of $1,834,726 and $2,820,000, respectively), if interest rates were to increase 100 basis points, the effect to net income from operations and future cash flows would be a decrease of $46,547 and if it were to decrease 100 basis points, the effect would be an increase of $46,547 for these loans.

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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of October 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

>Part II - Other Information


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
     (27) Financial data schedule.                                        N/A
     (31) Additional exhibits--Certifications Pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
          (31.1) Chief Executive Officer                                  16
          (31.2) Chief Financial Officer                                  17

     (32) Certification Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002,
          18 U.S.C. Section. 1350.                                        18

   (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the three months ended October 31, 2004.
        Item reported - The Company reported its financial results for the three months ended July 31, 2004.
        Date of report filed - October 14, 2004.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                               ------------------------
                                                 (Registrant)



Date     December 8, 2004                      Lloyd J. Shulman
     -----------------------                   ------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     December 8, 2004                      Mark S. Greenblatt
     -----------------------                   ------------------------
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

Date:   December 8, 2004

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

Date:   December 8, 2004

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


December 8, 2004

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