Form 10-Q
period 2005-01-31
MAYS J W INC
filed 2005-03-10
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Exchange Act)   .    Yes       .       No   X   .

Number of shares outstanding of the issuer's common stock as of the latest practicable date.

        Class                                Outstanding at March 9, 2005
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 19 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 10

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                11 - 14

       Controls and Procedures                                14 - 15


Part II  -  Other Information                                 15

       Signatures                                             16

       (31) Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

            (31.1) - Chief Executive Officer                  17
            (31.2) - Chief Financial Officer                  18

       (32) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Sarbanes-Oxley Act of 2002

            18 U.S.C. Section 1350                            19


                                   -2-


                       J.  W.  MAYS,  INC.

                   CONSOLIDATED BALANCE SHEET
                                                                     January 31,       July 31,
                             ASSETS                                     2005             2004
 --------------------------------------------------------------- ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $42,889,870      $40,153,977
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             662,024          603,289
  Marketable securities  (Note 4)                                        45,532           45,395
  Receivables                                                           101,718          181,407
  Deferred income taxes                                                 120,000           79,000
  Income taxes refundable                                               258,616          126,911
  Prepaid expenses                                                    1,315,377        1,532,163
  Security deposits                                                       6,776          191,118
                                                                   -------------    -------------
       Total current assets                                           2,510,043        2,759,283
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,567,773        2,005,894
  Less accumulated amortization                                       1,054,116          956,805
                                                                   -------------    -------------
       Net                                                            1,513,657        1,049,089
  Security deposits                                                   1,224,569          946,183
  Unbilled receivables (Note 10)                                      4,366,912        4,316,666
  Marketable securities  (Note 4)                                     2,727,305        2,583,812
                                                                   -------------    -------------
       Total other assets                                             9,832,443        8,895,750
                                                                   -------------    -------------


        TOTAL ASSETS                                                $55,232,356      $51,809,010
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                        $10,393,515       $7,830,160
  Notes payable - related party (Note 9)                              1,000,000              -
  Security deposits payable                                             916,131          641,209
                                                                   -------------    -------------
       Total long-term debt                                          12,309,646        8,471,369
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,230,000        3,175,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 8)                                 655,894        1,434,025
  Accounts payable                                                      105,732           87,581
  Payroll and other accrued liabilities                               1,152,237          936,048
  Other taxes payable                                                     6,648            4,764
  Current portion of mortgages payable (Note 6)                         523,660          587,634
  Current portion of security deposits payable                            6,776          116,118
                                                                   -------------    -------------
       Total current liabilities                                      2,450,947        3,166,170
                                                                   -------------    -------------

       Total liabilities                                             17,990,593       14,812,539
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities - net of deferred taxes of
     $652,000 at January 31, 2005 and $603,000 at July 31, 2004       1,265,055        1,170,562
  Retained earnings                                                  31,740,018       31,589,219
                                                                   -------------    -------------
                                                                     38,529,615       38,284,323
  Less common stock held in treasury, at cost - 162,517
    shares at January 31, 2005 and at July 31, 2004 (Note 13)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    37,241,763       36,996,471
                                                                   -------------    -------------

Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $55,232,356      $51,809,010
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                   -3-


                                                      J.  W. MAYS, INC.

                                      CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                      Three Months Ended                Six Months Ended
                                                                           January 31,                     January 31,
                                                               --------------- ----------------  --------------- ------------
                                                                    2005            2004              2005          2004
                                                               --------------  --------------    --------------  ----------
                                                                (Unaudited)     (Unaudited)       (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 5 and 10)                                   $3,171,903      $3,441,183        $6,328,846  $6,765,477

  Loss on sale of fixed assets                                            -               -                 -        (4,353)
                                                                --------------  --------------    --------------  ----------
      Total revenues                                                3,171,903       3,441,183         6,328,846   6,761,124
                                                                --------------  --------------    --------------  ----------


Expenses
  Real estate operating expenses                                    1,868,003       2,014,490         3,649,137   3,882,297
  Administrative and general expenses                                 748,881         755,417         1,443,509   1,350,286
  Depreciation and amortization                                       388,899         328,161           712,709     639,322
                                                                --------------  --------------    --------------  ----------
       Total expenses                                               3,005,783       3,098,068         5,805,355   5,871,905
                                                                --------------  --------------    --------------  ----------
Income  from operations before investment income,
  interest expense, other expenses and income taxes                   166,120         343,115           523,491     889,219
                                                                --------------  --------------    --------------  ----------
Investment income, interest expense and other expenses:
  Investment income (Note 4)                                           19,553          64,586            40,925     130,808
  Interest expense (Notes 6, 8, 9 and 12)                            (173,750)       (129,330)         (330,617)   (259,868)
                                                                --------------  --------------    --------------  ----------
                                                                     (154,197)        (64,744)         (289,692)   (129,060)
                                                                --------------  --------------    --------------  ----------

Income before income taxes                                             11,923         278,371           233,799     760,159
Income taxes provided (benefit)                                       (24,000)        130,000            83,000     331,000
                                                                --------------  --------------    --------------  ----------
Net income                                                             35,923         148,371           150,799     429,159

Retained earnings, beginning of period                             31,704,095      30,734,541        31,589,219  30,453,753
                                                                --------------  --------------    --------------  ----------
Retained earnings, end of period                                  $31,740,018     $30,882,912       $31,740,018  30,882,912
                                                                ==============  ==============    ==============  ==========

Income per common share  (Note 2)                                        $.01            $.07              $.07        $.21
                                                                ==============  ==============    ==============  ==========

Dividends per share                                                      $-              $-                $-          $-
                                                                ==============  ==============    ==============  ==========

Average common shares outstanding                                   2,015,780       2,015,780         2,015,780   2,015,780
                                                                --------------  --------------    --------------  ----------


See Notes to Consolidated Financial Statements.

                                                                      CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                     Three Months Ended                Six Months Ended
                                                                          January 31,                      January 31,
                                                                --------------  --------------    --------------  -----------
                                                                      2005            2004              2005          2004
                                                                --------------  --------------    --------------  -----------
                                                                  (Unaudited)     (Unaudited)       (Unaudited)   (Unaudited)

Net Income                                                            $35,923        $148,371          $150,799    $429,159
                                                                --------------  --------------    --------------  -----------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain on available-for-sale securities:

       Net of taxes of $39,000 and $56,000 for the three

       months ended January 31, 2005 and 2004, respectively,
       and $49,000 and $135,000 for the six months ended
       January 31, 2005 and 2004, respectively.                        74,277          61,252            94,493     263,062
      Less reclassification adjustment                                      -          (9,240)                -     (17,990)
                                                                --------------  --------------    --------------  ----------
  Net change in comprehensive income                                   74,277          52,012            94,493     245,072
                                                                --------------  --------------    --------------  ----------

                                                                --------------  --------------    --------------  ----------
Comprehensive Income                                                 $110,200        $200,383          $245,292    $674,231
                                                                ==============  ==============    ==============  ==========

See Notes to Consolidated Financial Statements.

                                J.  W.  MAYS,  INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Six Months Ended
                                                                            January 31,
                                                                  --------------  ---------------
                                                                      2005             2004
                                                                 ---------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $150,799         $429,159

Adjustments to reconcile income to
 net cash provided by operating activities:
  Realized (gain) on marketable securities                                  -            (17,990)
  (Loss) on sale of fixed assets                                            -             (4,353)
  Depreciation and amortization                                         712,709          639,322
  Amortization of deferred expenses                                     149,398          127,615
  Other assets - deferred expenses                                     (613,966)         (72,983)
                      - unbilled receivables                            (50,246)          14,326
  Deferred income taxes                                                 (35,000)        (127,000)
Changes in:
  Receivables                                                            79,689          249,111
  Prepaid expenses                                                      216,786          262,305
  Income taxes refundable                                              (131,705)         210,382
  Accounts payable                                                       18,151           30,817
  Payroll and other accrued liabilities                                 216,189          533,818
  Income taxes payable                                                      -              1,985
  Other taxes payable                                                     1,884            2,059
                                                                   -------------    -------------
     Cash provided by operating activities                              714,688        2,278,573
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (3,448,602)      (4,009,813)
  Security deposits                                                     (94,044)         (64,572)
  Marketable securities:
    Receipts from sales or maturities                                       -            312,500
    Payments for purchases                                                 (137)            (149)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (3,542,783)      (3,762,034)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - security broker                                          658,144          451,517
  Payments - security broker                                         (1,436,275)        (116,952)
  Borrowings - mortgage and other debt                                3,820,000              -
  Increase - security deposits                                          165,580           64,677
  Payments - mortgage and other debt                                   (320,619)        (330,745)
                                                                   -------------    -------------
      Cash provided by financing activities                           2,886,830           68,497
                                                                   -------------    -------------

Increase (decrease) in cash                                              58,735       (1,414,964)

Cash and cash equivalents at beginning of period                        603,289        1,862,444
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $662,024         $447,480
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

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2004 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2005.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for each of the three and six months ended January 31, 2005 and January 31, 2004.

3. Comprehensive Income:

   Statement of Financial Accounting Standards (SFAS) No. 130, 'Reporting Comprehensive Income', establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. Comprehensive income is defined to include all changes in equity except those resulting from investments by and distributions to shareholders.

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

                                   -6-

            As of January 31, 2005, the Company's marketable securities were classified as follows:

                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
            Current:

              Held-to-maturity:

                Certificate of deposit                               $45,532           $-               $-          $45,532
                                                                =============  =============    =============  =============
            Noncurrent:
              Available-for-sale:
                Equity securities                                   $810,250     $1,917,055             $-       $2,727,305
                                                                =============  =============    =============  =============

            Investment income consists of the following:

                                                                     Three Months Ended              Six Months Ended
                                                                         January 31,                     January 31,
                                                                -------------  -------------    -------------  -------------
                                                                       2005           2004             2005           2004
                                                                -------------  -------------    -------------  -------------
            Interest income                                           $1,168         $4,612           $4,801        $10,802
            Dividend income                                           18,385         50,734           36,124        102,016
            Gain on sale of marketable securities                        -            9,240              -           17,990
                                                                -------------  -------------    -------------  -------------
                 Total                                               $19,553        $64,586          $40,925       $130,808
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

   The Company derives rental income from forty-four tenants, of which one tenant accounted for 17.14% of rental income during the six months ended January 31, 2005. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $137,500 at January 31, 2005, provided by two tenants, and had three irrevocable Letters of Credit totaling $319,000 at July 31, 2004, provided by three tenants.

6. Long-Term Debt - Mortgages:

                                                                    January 31, 2005                   July 31, 2004
                                                            --------------------------------  ---------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property      (a)         5%  4/01/07          $266,667      $1,666,667          $266,667       $1,800,000
  Jamaica, New York property      (b)      6.98%  8/01/06           172,866       2,831,297           166,907        2,918,389
  Jowein building, Brooklyn, NY   (c)       9 %   3/31/05            37,207               -           109,183                -
  Jowein building, Brooklyn, NY   (d)       9 %   4/01/09            46,920       1,240,825            44,877        1,264,807
  Fishkill, New York property     (e,f) Variable  2/18/08                 -       1,834,726                 -        1,846,964
  Bond St. building, Brooklyn, NY (f)   Variable  2/18/08                 -       2,820,000                 -                -
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $523,660     $10,393,515          $587,634       $7,830,160
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

(b) The Company, on December 13, 2000, closed a loan with a bank in the amount of $3,500,000. The loan is secured by a second position leasehold mortgage covering the entire leasehold interest of the Company as tenant in a certain ground lease and building in the Jamaica, New York property. The outstanding balance of the loan, totaling $2,739,453 will become due and payable on August 1, 2006.

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

(c) Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. The constant quarterly payments of interest and principal are $38,044. The mortgage loan is self-amortizing.

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

                                   -8-

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

(f) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan will finance seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements to future tenant leases at the Company's Brooklyn, New York (9 Bond Street) and Fishkill, New York properties. The loan will also refinance the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see Note 6 (e)). The Company will have three and one-half years to draw down amounts under this loan. The loan will consist of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the 'First Permanent Loan') (see Note 6(e)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the 'Second Permanent Loan'), and
   c) multiple, successively subordinate loans in the amount $8,295,274 ('Subordinate Building Loans'). The loan is structured in two phases: 1) a forty-two month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's 9 Bond Street property in Brooklyn, New York. The outstanding balance as of January 31, 2005 was $4,654,726.

7.   Property and Equipment - at cost:

                                                                    January 31,       July 31,
                                                                       2005             2004
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $55,609,305      $53,533,121
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               6,019,172        4,713,503
  Construction in progress                                              28,272              -
                                                                  -------------    -------------
                                                                    70,814,758       67,404,633
  Less accumulated depreciation                                     28,181,631       27,497,555
                                                                  -------------    -------------
     Property - net                                                 42,633,127       39,907,078
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               719,322          711,001
  Other fixed assets                                                   242,902          212,747
                                                                  -------------    -------------
                                                                       962,224          923,748
  Less accumulated depreciation                                        705,481          676,849
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               256,743          246,899
                                                                  -------------    -------------

        Property and equipment - net                               $42,889,870      $40,153,977
                                                                  =============    =============
                                   -9-

8.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at January 31, 2005 in the amount of $655,894, secured by the Company's marketable securities, accrues interest at a floating rate, which at January 31, 2005, was at the annual rate of 4.625%.

9.   Notes Payable:

     On December 15, 2004, the Company borrowed $1,000,000 from a director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan is for a period of three (3) years maturing on December 15, 2007, at an interest rate of 7.50% per annum. The loan is unsecured. The funds were used towards the purchase of a one-half interest in a parcel which is part of the Company's Brooklyn, New York properties. The total purchase price was $1,500,000.

10.  Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

11.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $72,390 and $142,393 as contributions to the Plan for the three and six months ended January 31, 2005, respectively, and $68,806 and $137,510 as contributions to the plan for the three and six months ended January 31, 2004, respectively.

12.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.

     Supplemental disclosure:                          Six Months Ended
                                                           January 31,
                                                ------------------------------
                                                     2005           2004
                                                ---------------  -------------

     Interest paid                                    $318,284       $261,738
     Income taxes paid                                $249,705       $245,633


13.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2005 and at July 31, 2004.

14.  Contingencies:

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended January 31, 2005 Compared to the Three Months Ended January 31, 2004:

In the three months ended January 31, 2005, the Company reported net income of $35,923, or $.01 per share. In the comparable three months ended January 31, 2004, the Company reported net income of $148,371, or $.07 per share.

Revenues in the current three months decreased to $3,171,903 from $3,441,183 in the comparable 2004 three months. The decrease in revenues was due to the New York City Department of Finance vacating the Company's Jowein building in Brooklyn, New York in June 2004, and the tenant vacating the Levittown, New York premises in September 2004, partially offset by the revenues from the Company's leasing to two office tenants at its Nine Bond Street building in Brooklyn, New York, and the leasing to three office tenants at its Jowein building in Brooklyn, New York.

Real estate operating expenses in the current three months decreased to $1,868,003 from $2,014,490 in the comparable 2004 three months primarily due to decreases in rental expense, maintenance costs, insurance costs and licenses and permits, partially offset by increases in real estate taxes.

Administrative and general expenses in the current three months decreased to $748,881 from $755,417 in the comparable 2004 three months primarily due to decreases in legal and professional costs, partially offset by increases in payroll, and insurance costs.

Depreciation and amortization expense in the current three months increased to $388,899 from $328,161 in the comparable 2004 three months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties.

Interest expense and other expenses in the current three months exceeded investment income by $154,197 and by $64,744 in the comparable 2004 three months. The increase was due primarily to increased interest expense on the additional loan with a bank, a note payable from a director, and a decrease in dividend income due to the sale of the Company's marketable securities, partially offset by scheduled repayments of debt.

Six Months Ended January 31, 2005 Compared to the Six Months Ended January 31, 2004:

In the six months ended January 31, 2005, the Company reported net income of $150,799, or $.07 per share. In the comparable six months ended January 31, 2004, the Company reported net income of $429,159, or $.21 per share.

Revenues in the current six months decreased to $6,328,846 from $6,761,124 in the comparable 2004 six months. The decrease in revenues was due to the New York City Department of Finance vacating the Company's Jowein building in Brooklyn, New York in June 2004, and the tenant vacating the Levittown, New York premises in September 2004, partially offset by the revenues from the Company's leasing to two office tenants at its Nine Bond Street building in Brooklyn, New York, and the leasing to three office tenants at its Jowein building in Brooklyn, New York.

Real estate operating expenses in the current six months decreased to $3,649,137 from $3,882,297 in the comparable 2004 six months primarily due to decreases in rental expense, maintenance costs, insurance costs and licenses and permits, partially offset by increases in real estate taxes and payroll costs.

Administrative and general expenses in the current six months increased to $1,443,509 from $1,350,286 in the comparable 2004 six months primarily due to increases in payroll, and insurance costs.

Depreciation and amortization expense in the current six months increased to $712,709 from $639,322 in the comparable 2004 six months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties.

Interest expense and other expenses in the current six months exceeded investment income by $289,692 and by $129,060 in the comparable 2004 six months. The increase was due primarily to increased interest expense on the additional loan with a bank, a note payable from a director, and a decrease in dividend income due to the sale of the Company's marketable securities, partially offset by scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $662,024 at January 31, 2005.

The Company leased 24,109 square feet for retail use at its Jamaica, New York property. The space was formerly a retail store which vacated the Jamaica, New York property in March 2003. The Company divided the premises into three retail stores. As of January 31, 2005, the Company has leased the entire 78,398 square feet to three tenants. Rent commenced in September 2003 for two tenants and rent will commence in March 2005 for the other tenant.

In January 2005, the Company leased 28,801 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. This space was a portion of the space previously leased to the City of New York Department of Finance, which vacated the premises in June 2004. Rent is anticipated to commence in June 2005. In February 2005, the Company also leased 4,320 square feet to an existing tenant at its 9 Bond Street building in Brooklyn, New York. Rent is anticipated to commence in April 2005.

The first mortgage loan balance on the Fishkill, New York property matured on July 1, 2004, with a balloon payment due of $1,856,852. The Company on August 19, 2004, extended this mortgage with the bank. (See Note 6(e) to the Consolidated Financial Statements).

The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan will finance seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements to future tenant leases at the Company's Brooklyn, New York (9 Bond Street) and Fishkill, New York properties. The loan will also refinance the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see Note 6(e) to the Consolidated Financial Statements). The Company will have three and one-half years to draw down
amounts under this loan.  The loan will consist of:   a) a permanent, first
mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the 'First Permanent Loan') (see Note 6(e) to the Consolidated Financial Statements); b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the 'Second Permanent Loan'); and c) multiple, successively subordinate building loans in the amount of $8,295,274 ('Subordinate Building Loans'). The loan is structured in two phases: 1) a forty-two month loan with payments of interest only at the floating one month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year
(7) fixed interest rate plus 2.25% per annum. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's 9 Bond Street property in Brooklyn, New York. The outstanding balance as of January 31, 2005 was $4,654,726.

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

The Company on December 17, 2004 purchased a one-half interest in a parcel which is part of its Brooklyn, New York properties. The parcel was leased to the Company. The purchase price was $1,500,000.

The Company on August 23, 2004 paid the total amount due on the loan to a securities broker, which was $1,423,458. In December 2004, the Company borrowed an additional $655,000 on this loan (see Note 8 to the Consolidated Financial Statements).

On December 15, 2004, the Company borrowed $1,000,000 from a director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan is for a period of three
(3) years maturing on December 15, 2007, at an interest rate of 7.50% per annum. The funds were used towards the purchase of a one-half interest in a parcel which is part of the Company's Brooklyn, New York properties. The total purchase price was $1,500,000 (see Note 9 to the Consolidated Financial Statements).

The tenant at the Company's Levittown, New York property, whose lease expired September 30, 2004, did not renew the lease and vacated the premises. The annual loss in rental income from this tenant is approximately $350,000. The Company is actively seeking, through brokers, tenants to occupy the vacated space.

On February 18, 2005, the Company secured financing in the amount of $1,800,000, from a bank whose president is a director of the Company. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 28,801 square feet for office use to a tenant at the Company's Jowein building, in Brooklyn, New York. The loan will be a multiple draw loan, secured by the assignment of lease of 28,801 square feet. The loan is for a period of four (4) years, and is self-amortizing, at an interest rate of prime plus 1.00% per annum.

Cash Flows From Operating Activities:

Prepaid Expenses: Expenditures for the six months ended January 31, 2005 increased by $70,681 compared to the period ended January 31, 2004, due to increases in real estate taxes paid offset by decreases in insurance premiums paid.

Deferred Expenses:    The Company had expenditures of $138,679 in the six
months ended January 31, 2005 for costs incurred to obtain loan financing for renovations to be performed at the Brooklyn, New York building (9 Bond Street) to accommodate new tenants and the refinancing of the existing mortgage on the Company's Fishkill, New York property. The Company also had expenditures for brokerage commissions in the amount of $416,883 relating to tenants at its Jamaica, New York and Brooklyn, New York properties.

Payroll and Other Accrued Liabilities:   The Company paid $165,654 for
commissions incurred in order to lease space at the Company's properties in the six months ended January 31, 2005. The original amount of the brokerage commissions was $481,294. As of January 31, 2005, $466,442 had been paid. The Company also incurred additional brokerage commissions in the amount of $416,883 relating to two new tenants.

Cash Flows From Investing Activities:

Capital expenditures: The Company had an expenditure of $675,000 for the six months ended January 31, 2005 for the purchase of a one-quarter interest in a parcel which is part of its Brooklyn, New York properties. The total purchase price was $750,000.

The Company had an expenditure of $1,500,000 for the six months ended January 31, 2005 for the purchase of a one-half interest in a parcel which is part of its Brooklyn, New York properties. The total purchase price was $1,500,000.

The Company had expenditures of $28,272 for the six months ended January 31, 2005 for the renovation of 28,801 square feet for office space for a tenant at its Jowein building in Brooklyn, New York. The total cost of the project is estimated to be $1,550,000. The project is anticipated to be completed in April 2005.

The Company had an expenditure of $940,000 for the six months ended January 31, 2005 for the purchase of a one-third interest in a parcel which is part of its Brooklyn, New York properties. The total purchase price was $940,000.

Cash Flows From Financing Activities:

Borrowing:   Mortgage - The Company secured financing from one of the
Company's directors in the principal amount of $1,000,000. (See Note 9 to the Consolidated Financial Statements). The funds were used towards the purchase of a one-half interest in a parcel which is part of the Company's Brooklyn, New York properties. The total purchase price was $1,500,000.

The Company also secured financing from a bank in the principal amount of $2,820,000 (See Note 6(f) to the Consolidated Financial Statements).

Borrowing:   Payable to securities broker - The Company in the six months ended January 31, 2005, paid down, net of borrowing, $778,131 of the amount payable to a securities broker.

Lease security:   The Company increased tenant security deposits by $173,537 due to the leasing of space to two tenants, one at the Company's Jowein building, in Brooklyn, New York, and one at its building in Jamaica, New York.

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2005, the Company had fixed-rate debt of $7,262,449 and variable-rate debt of $5,310,620. Because of the extension of the Fishkill, New York property loan and the 9 Bond Street Brooklyn, New York loan (presently with balances of $1,834,726 and $2,820,000, respectively), if interest rates were to increase 100 basis points, the effect to net income from operations and future cash flows would be a decrease of $46,547 and if it were to decrease 100 basis points, the effect would be an increase of $46,547 for these loans. In connection with the loan payable to securities broker in the amount of $655,894, if interest rates were to increase 100 basis points, the effect to net income from operations and future cash flows would be a decrease of $6,559 and if it were to decrease 100 basis points, the effect would be an increase of $6,559 for this loan.

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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of January 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

           (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the three months ended January 31, 2005.
                Item reported - The Company reported its financial results for the three months ended October 31, 2004.
                Date of report filed - December 9, 2004.

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




                                                J.W. MAYS, Inc.
                                           ----------------------------
                                                 (Registrant)



Date     March 9, 2005                         Lloyd J. Shulman
                                           ----------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     March 9, 2005                         Mark S. Greenblatt
                                           ----------------------------
                                               Mark S. Greenblatt
                                               Vice President
                                               Chief Financial Officer

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

Date:   March 9, 2005

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

Date:   March 9, 2005

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 9, 2005

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