Form 10-Q
period 2005-04-30
MAYS J W INC
filed 2005-06-09
CIK 54187

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2005

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

        Class                                Outstanding at June 8, 2005
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 20 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 10

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                11 - 14

       Controls and Procedures                                15


Part II  -  Other Information                                 16

       Signatures                                             17

       (31) Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  18
            (31.2) - Chief Financial Officer                  19

       (32) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;
            18 U.S.C. Section 1350                            20



                       J.  W.  MAYS,  INC.

                   CONSOLIDATED BALANCE SHEET
                                                                    April 30,        July 31,
                             ASSETS                                   2005             2004
 --------------------------------------------------------------- ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $44,030,028      $40,153,977
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,643,616          603,289
  Marketable securities  (Note 4)                                        45,600           45,395
  Receivables                                                            69,740          181,407
  Deferred income taxes                                                  99,000           79,000
  Income taxes refundable                                               450,789          126,911
  Prepaid expenses                                                      650,735        1,532,163
  Security deposits                                                       6,781          191,118
                                                                   -------------    -------------
       Total current assets                                           2,966,261        2,759,283
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,773,058        2,005,894
  Less accumulated amortization                                       1,130,342          956,805
                                                                   -------------    -------------
       Net                                                            1,642,716        1,049,089
  Security deposits                                                   1,289,048          946,183
  Unbilled receivables (Note 10)                                      4,396,472        4,316,666
  Marketable securities  (Note 4)                                     2,490,680        2,583,812
                                                                   -------------    -------------
       Total other assets                                             9,818,916        8,895,750
                                                                   -------------    -------------


        TOTAL ASSETS                                                $56,815,205      $51,809,010
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages payable (Note 6)                                        $11,698,707       $7,830,160
  Notes payable - related party (Note 9)                              1,000,000              -
  Security deposits payable                                             980,428          641,209
                                                                   -------------    -------------
       Total long-term debt                                          13,679,135        8,471,369
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,163,000        3,175,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 8)                                 644,902        1,434,025
  Accounts payable                                                       54,739           87,581
  Payroll and other accrued liabilities                               1,373,550          936,048
  Other taxes payable                                                     3,026            4,764
  Current portion of mortgages payable (Note 6)                         760,453          587,634
  Current portion of security deposits payable                            6,781          116,118
                                                                   -------------    -------------
       Total current liabilities                                      2,843,451        3,166,170
                                                                   -------------    -------------

       Total liabilities                                             19,685,586       14,812,539
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities - net of deferred taxes of
     $571,000 at April 30, 2005 and $603,000 at July 31, 2004         1,109,430        1,170,562
  Retained earnings                                                  31,783,499       31,589,219
                                                                   -------------    -------------
                                                                     38,417,471       38,284,323
  Less common stock held in treasury, at cost - 162,517
    shares at April 30, 2005 and at July 31, 2004 (Note 13)           1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    37,129,619       36,996,471
                                                                   -------------    -------------

Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $56,815,205      $51,809,010
                                                                   =============    =============

See Notes to Consolidated Financial Statements.




                                                     J.  W. MAYS, INC.

                                    CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                    Three Months Ended                Nine Months Ended
                                                                          April 30,                         April 30,
                                                               --------------- ----------------  --------------- ------------
                                                                    2005            2004              2005           2004
                                                               --------------  --------------    --------------  ------------
                                                                (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Revenues
  Rental income (Notes 5 and 10)                                   $3,172,878      $3,490,161        $9,501,724   $10,255,638

  Gain (loss) on disposition of fixed assets                            3,739             -               3,739        (4,353)
                                                                --------------  --------------    --------------  ------------
      Total revenues                                                3,176,617       3,490,161         9,505,463    10,251,285
                                                                --------------  --------------    --------------  ------------


Expenses
  Real estate operating expenses                                    1,890,989       1,902,440         5,540,126     5,784,737
  Administrative and general expenses                                 680,744         661,976         2,124,253     2,012,262
  Depreciation and amortization                                       373,649         343,161         1,086,358       982,483
                                                                --------------  --------------    --------------  ------------
       Total expenses                                               2,945,382       2,907,577         8,750,737     8,779,482
                                                                --------------  --------------    --------------  ------------
Income  from operations before investment income,
  interest expense and income taxes                                   231,235         582,584           754,726     1,471,803
                                                                --------------  --------------    --------------  ------------
Investment income and interest expense
  Investment income (Note 4)                                           20,307         103,742            61,232       234,550
  Interest expense (Notes 6, 8, 9 and 12)                            (179,061)       (127,006)         (509,678)     (386,874)
                                                                --------------  --------------    --------------  ------------
                                                                     (158,754)        (23,264)         (448,446)     (152,324)
                                                                --------------  --------------    --------------  ------------

Income before income taxes                                             72,481         559,320           306,280     1,319,479
Income taxes provided                                                  29,000         285,000           112,000       616,000
                                                                --------------  --------------    --------------  ------------
Net income                                                             43,481         274,320           194,280       703,479

Retained earnings, beginning of period                             31,740,018      30,882,912        31,589,219    30,453,753
                                                                --------------  --------------    --------------  ------------
Retained earnings, end of period                                  $31,783,499     $31,157,232       $31,783,499    31,157,232
                                                                ==============  ==============    ==============  ============

Income per common share  (Note 2)                                        $.02            $.14              $.09          $.35
                                                                ==============  ==============    ==============  ============

Dividends per share                                                      $-              $-                $-            $-
                                                                ==============  ==============    ==============  ============

Average common shares outstanding                                   2,015,780       2,015,780         2,015,780     2,015,780
                                                                --------------  --------------    --------------  ------------


See Notes to Consolidated Financial Statements.

                                                                    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                               Three Months Ended                Nine Months Ended
                                                                 April 30,                         April 30,
                                                               --------------- ----------------  --------------   ------------
                                                                    2005            2004              2005            2004
                                                               --------------  --------------    --------------   ------------
                                                                (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)

Net Income                                                            $43,481        $274,320          $194,280      $703,479
                                                                --------------  --------------    --------------  ------------

Other comprehensive income (loss),

        net of taxes (benefit) (Note 3)

   Unrealized gain on available-for-sale securities:

       Net of taxes (benefit) of $(81,000) and $(104,000) for the three months ended April 30, 2005 and 2004, respectively,
       and $(32,000) and $31,000 for the nine months ended
       April 30, 2005 and 2004, respectively.                        (155,625)       (155,051)          (61,132)    108,011
      Less reclassification adjustment                                      -         (76,624)                -     (94,614)
                                                                --------------  --------------    --------------  ----------
  Net change in comprehensive income (loss)                          (155,625)       (231,675)          (61,132)     13,397
                                                                --------------  --------------    --------------  ----------

                                                                --------------  --------------    --------------  ----------
Comprehensive Income (Loss)                                         $(112,144)        $42,645          $133,148    $716,876
                                                                ==============  ==============    ==============  ==========

See Notes to Consolidated Financial Statements.

                                     J.  W.  MAYS,  INC.

                              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       Nine Months Ended
                                                                            April 30,
                                                                 --------------   ---------------
                                                                       2005             2004
                                                                 ---------------  ---------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $194,280         $703,479

Adjustments to reconcile income to
  net cash provided by operating activities:
  Realized (gain) on marketable securities                                  -            (94,614)
  Gain (loss) on disposition of fixed assets                              3,739           (4,353)
  Depreciation and amortization                                       1,086,358          982,483
  Amortization of deferred expenses                                     225,624          193,796
  Other assets - deferred expenses                                     (819,251)        (144,648)
                       - unbilled receivables                           (79,806)          (1,412)
  Deferred income taxes                                                     -           (112,000)
Changes in:
  Receivables                                                           111,667          359,177
  Prepaid expenses                                                      881,428          880,911
  Income taxes refundable                                              (323,878)         210,382
  Accounts payable                                                      (32,842)          (5,069)
  Payroll and other accrued liabilities                                 437,502            3,808
  Income taxes payable                                                      -             54,279
  Other taxes payable                                                    (1,738)          (1,596)
                                                                   -------------    -------------
     Cash provided by operating activities                            1,683,083        3,024,623
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (4,966,148)      (6,392,666)
  Security deposits                                                    (158,528)        (317,951)
  Marketable securities:
    Receipts from sales or maturities                                       -          1,877,354
    Payments for purchases                                                 (205)            (215)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (5,124,881)      (4,833,478)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - security broker                                          666,182        2,451,517
  Payments - security broker                                         (1,455,305)      (1,708,236)
  Borrowings - mortgage and other debt                                5,520,000              -
  Increase - security deposits                                          229,882          167,167
  Payments - mortgage and other debt                                   (478,634)        (499,727)
                                                                   -------------    -------------
      Cash provided by financing activities                           4,482,125          410,721
                                                                   -------------    -------------

Increase (decrease) in cash                                           1,040,327       (1,398,134)

Cash and cash equivalents at beginning of period                        603,289        1,862,444
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,643,616         $464,310
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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for each of the three and nine months ended April 30, 2005 and April 30, 2004.

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


   As of April 30, 2005, the Company's marketable securities were classified as follows:

                                                                        Gross            Gross
                                                                     Unrealized       Unrealized        Fair
                                                         Cost           Gains           Losses          Value
                                                     -------------  -------------    -------------  -------------
   Current:

     Held-to-maturity:

       Certificate of deposit                               $45,600           $-               $-          $45,600
                                                       =============  =============    =============  =============
   Noncurrent:
     Available-for-sale:
       Equity securities                                   $810,250     $1,680,430             $-       $2,490,680
                                                       =============  =============    =============  =============

   Investment income consists of the following:

                                                      Three Months Ended              Nine Months Ended
                                                        April 30,                       April 30,
                                                       -------------  -------------    -------------  -------------
                                                          2005           2004             2005           2004
                                                     ___________    ___________      ___________    ___________
   Interest income                                           $1,278         $1,811           $6,079        $12,613
   Dividend income                                           19,029         25,307           55,153        127,323
   Gain on sale of marketable securities                        -           76,624              -           94,614
                                                      -------------  -------------    -------------  -------------
       Total                                               $20,307       $103,742          $61,232       $234,550
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

   The Company derives rental income from forty-four tenants, of which one tenant accounted for 17.13% of rental income during the nine months ended April 30, 2005. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $137,500 at April 30, 2005, provided by two tenants, and had three irrevocable Letters of Credit totaling $319,000 at July 31, 2004, provided by three tenants.

6. Long-Term Debt - Mortgages and Term Loan:


                                                                      April 30, 2005                    July 31, 2004
                                                            --------------------------------  ---------------------------------
                                        Current
                                        Annual     Final           Due             Due               Due              Due
                                       Interest   Payment         Within          After             Within           After
                                         Rate       Date         One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)      5%    4/01/07          $266,667      $1,600,000          $266,667       $1,800,000
  Jamaica, New York property       (b)     6.98%  8/01/06           175,859       2,785,504           166,907        2,918,389
  Jowein building, Brooklyn, NY    (c)      9 %   3/31/05                 -               -           109,183                -
  Jowein building, Brooklyn, NY    (d)      9 %   4/01/09            47,976       1,228,428            44,877        1,264,807
  Fishkill, New York property      (e,f) Variable 2/18/08                 -       1,834,726                 -        1,846,964
  Bond St. building, Brooklyn, NY  (f)   Variable 2/18/08                 -       2,820,000                 -                -
  Term-loan payable to bank        (g)     6.50%  5/01/10           269,951       1,430,049                 -                -
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $760,453     $11,698,707          $587,634       $7,830,160
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

   Payments are to be made, in arrears, on the first day of each and every month calculated during the ten (10) year period of the term loan, at the sum of the interest rate plus amortization sufficient to fully liquidate the loan over a fifteen (15) year period. As additional collateral security, the Company will conditionally assign to the bank all leases and rents on the premises, or portions thereof, whether now existing or hereafter consummated. The Company has an option to prepay principal, in whole or in part, plus interest accrued thereon, at any time during the term, without premium or penalty. Other provisions of the loan agreement provide certain restrictions on the incurrence of indebtedness on the Jamaica property and the sale or transfer of the Company's ground lease interest in the premises. Both credit facilities are subject to the bank's existing first position mortgage loan on the premises.

(c) Mortgage is held by an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors. Interest and amortization of principal are paid quarterly. The constant quarterly payments of interest and principal are $38,044. The mortgage loan is self-amortizing. As of April 30, 2005, the mortgage loan was paid in full.

(d) The Company, on May 7, 2004, closed a loan with an affiliated corporation (see Note 6(c)) in the amount of $1,350,000. The term of the loan is for a period of five (5) years at an interest rate of 9.00% per annum. Interest and amortization of principal are paid quarterly based on a fifteen (15) year level amortization period. The constant quarterly payments of interest and principal are $40,316. The funds were used to purchase a one-half interest in a property that is part of the Company's Brooklyn, New York building (Bond Street building). The outstanding balance of the loan, totaling $1,056,007, will become due and payable on April 1, 2009.

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

(f) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements to future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan also refinances the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see
   Note 6 (e)). The Company will have three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the 'First Permanent Loan') (see Note 6(e)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the 'Second Permanent Loan'), and c) multiple, successively subordinate loans in the amount $8,295,274 ('Subordinate Building Loans'). The loan is structured in two phases: 1) a forty-two month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen
   (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. The outstanding balance as of April 30, 2005 was $4,654,726.

(g)On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 28,801 square feet for office use to a tenant at the Company's Jowein building, in Brooklyn, New York. The loan is a multiple draw demand loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum. As of April 30, 2005, the Company drew down the $1,700,000.

7.   Property and Equipment - at cost:

                                                                     April 30,        July 31,
                                                                       2005             2004
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $56,976,622      $53,533,121
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               6,129,172        4,713,503
  Construction in progress                                              38,128              -
                                                                  -------------    -------------
                                                                    72,301,931       67,404,633
  Less accumulated depreciation                                     28,540,342       27,497,555
                                                                  -------------    -------------
     Property - net                                                 43,761,589       39,907,078
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               719,322          711,001
  Other fixed assets                                                   250,276          212,747
                                                                  -------------    -------------
                                                                       969,598          923,748
  Less accumulated depreciation                                        701,159          676,849
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               268,439          246,899
                                                                  -------------    -------------

        Property and equipment - net                               $44,030,028      $40,153,977
                                                                  =============    =============
                                   -9-

8.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at April 30, 2005 in the amount of $644,902, secured by the Company's marketable securities, accrues interest at a floating rate, which at April 30, 2005, was at the annual rate of 5.125%.

9.   Notes Payable:

     On December 15, 2004, the Company borrowed $1,000,000 from a director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan is for a period of three (3) years maturing on December 15, 2007, at an interest rate of 7.50% per annum. The loan is unsecured. The funds were used towards the purchase of a one-half interest in a parcel which is part of the Company's Brooklyn, New York properties. The total purchase price was $1,500,000. The constant quarterly payments of interest are $18,750.

10.  Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

11.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $78,411 and $220,804 as contributions to the Plan for the three and nine months ended April 30, 2005, respectively, and $69,139 and $206,649 as contributions to the plan for the three and nine months ended April 30, 2004, respectively.

12.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


Supplemental disclosure:                                 Nine Months Ended
                                                             April 30,
                                                  ---------------  -------------
                                                          2005           2004
                                                  ---------------  -------------

Interest paid, net of capitalized interest of $15,450
       for the 2005 nine month period.                  $496,194       $388,874
Income taxes paid                                       $435,878       $463,339


13.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2005 and at July 31, 2004.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended April 30, 2005 Compared to the Three Months Ended April 30, 2004:

In the three months ended April 30, 2005, the Company reported net income of $43,481, or $.02 per share. In the comparable three months ended April 30, 2004, the Company reported net income of $274,320, or $.14 per share.

Revenues in the current three months decreased to $3,176,617 from $3,490,161 in the comparable 2004 three months. The decrease in revenues was due to the New York City Department of Finance vacating the Company's Jowein building in Brooklyn, New York in June 2004, and the tenant vacating the Levittown, New York premises in September 2004, partially offset by the revenues from the Company's leasing to two office tenants at its Bond Street building in Brooklyn, New York, the leasing to three office tenants at its Jowein building in Brooklyn, New York, and the leasing to a retail tenant at its Jamaica, New York building.

Real estate operating expenses in the current three months decreased to $1,890,989 from $1,902,440 in the comparable 2004 three months primarily due to decreases in rental expense, maintenance costs, insurance costs and licenses and permits, partially offset by increases in real estate taxes, payroll costs and utility costs..

Administrative and general expenses in the current three months increased to $680,744 from $661,976 in the comparable 2004 three months primarily due to increases in payroll and insurance costs.

Depreciation and amortization expense in the current three months increased to $373,649 from $343,161 in the comparable 2004 three months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties and acquisitions of the three parcels in Brooklyn, New York.

Interest expense and other expenses in the current three months exceeded investment income by $158,754 and by $23,264 in the comparable 2004 three months. The increase was due primarily to increased interest expense on the additional loans with banks, a note payable from a director, and a decrease in income due to the gains on the sale of the Company's marketable securities in the 2004 three months, partially offset by scheduled repayments of debt.

Nine Months Ended April 30, 2005 Compared to the Nine Months Ended April 30,
2004:

In the nine months ended April 30, 2005, the Company reported net income of $194,280, or $.09 per share. In the comparable nine months ended April 30, 2004, the Company reported net income of $703,479, or $.35 per share.

Revenues in the current nine months decreased to $9,505,463 from $10,251,285 in the comparable 2004 nine months. The decrease in revenues was due to the New York City Department of Finance vacating the Company's Jowein building in Brooklyn, New York in June 2004, and the tenant vacating the Levittown, New York premises in September 2004, partially offset by the revenues from the Company's leasing to two office tenants at its Bond Street building in Brooklyn, New York, the leasing to three office tenants at its Jowein building in Brooklyn, New York and the leasing to a retail tenant at its Jamaica, New York building.

Real estate operating expenses in the current nine months decreased to $5,540,126 from $5,784,737 in the comparable 2004 nine months primarily due to decreases in rental expense, maintenance costs, insurance costs and licenses and permits, partially offset by increases in real estate taxes, payroll costs and utility costs.

Administrative and general expenses in the current nine months increased to $2,124,253 from $2,012,262 in the comparable 2004 nine months primarily due to increases in payroll and insurance costs.

Depreciation and amortization expense in the current nine months increased to $1,086,358 from $982,483 in the comparable 2004 nine months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties and acquisitions of the three parcels in Brooklyn, New York.

Interest expense and other expenses in the current nine months exceeded investment income by $448,446 and by $152,324 in the comparable 2004 nine months. The increase was due primarily to increased interest expense on the additional loans with banks, a note payable from a director, a decrease in income due to the gains on the sale of the Company's marketable securities in the 2004 nine months, and a decrease in dividend income due to the sale of the Company's marketable securities, partially offset by scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,643,616 at April 30, 2005.

In November 2004, the Company leased 24,109 square feet for retail use at its Jamaica, New York property. The space was formerly a retail store which vacated the Jamaica, New York property in March 2003. The Company divided the premises into three retail stores. As of April 30, 2005, the Company has leased the entire 78,398 square feet to three tenants. Rent commenced in September 2003 for two tenants and rent commenced in March 2005 for the other tenant.

In January 2005 and in March 2005, the Company leased 28,801 square feet and 15,000 square feet, respectively, for office use to two tenants at the Company's Jowein building in Brooklyn, New York. This space was a portion of the space previously leased to the City of New York Department of Finance, which vacated the premises in June 2004. Rent commenced in May 2005 for one tenant and is anticipated to commence in October 2005 for the other tenant.
In February 2005, the Company also leased 4,320 square feet to an existing tenant at its 9 Bond Street building in Brooklyn, New York. Rent commenced in April 2005.

The first mortgage loan balance on the Fishkill, New York property matured on July 1, 2004, with a balloon payment due of $1,856,852. The Company on August 19, 2004, extended this mortgage with the bank. (See Note 6(e) to the Consolidated Financial Statements).

The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements to future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan also refinances the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see Note 6(e) to the Consolidated Financial Statements). The Company will have three and one-half years to draw down
amounts under this loan.  The loan consists of:   a) a permanent, first
mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the 'First Permanent Loan') (see Note 6(e) to the Consolidated Financial Statements); b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the 'Second Permanent Loan'); and c) multiple, successively subordinate building loans in the amount of $8,295,274 ('Subordinate Building Loans'). The loan is structured in two phases: 1) a forty-two month loan with payments of interest only at the floating one month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year
(7) fixed interest rate plus 2.25% per annum. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. The outstanding balance as of April 30, 2005 was $4,654,726.

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

On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 28,801 square feet for office use to a tenant at the Company's Jowein building, in Brooklyn, New York. The loan will be a multiple draw demand loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum. As of April 30, 2005, the Company drew down the $1,700,000.

On May 19, 2005, the Company secured financing in the amount of $1,200,000 from a bank. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan will be a multiple draw loan, secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years, and is self-amortizing, at an interest rate of prime plus 1.00% per annum floating.

Cash Flows From Operating Activities:

Prepaid Expenses: Expenditures for the nine months ended April 30, 2005 increased by $37,667 compared to the period ended April 30, 2004, due to increases in real estate taxes paid offset by decreases in insurance premiums paid.

Deferred Expenses:    The Company had expenditures of $138,679 in the nine
months ended April 30, 2005 for costs incurred to obtain loan financing for renovations to be performed at the Brooklyn, New York building (Bond Street building) to accommodate new tenants and the refinancing of the existing mortgage on the Company's Fishkill, New York property. The Company also had expenditures for brokerage commissions in the amount of $543,126 relating to tenants at its Jamaica, New York and Brooklyn, New York properties.

Payroll and Other Accrued Liabilities:   The Company paid $210,454 for
commissions incurred in order to lease space at the Company's properties in the nine months ended April 30, 2005. The original amount of the brokerage commissions was $1,024,420. As of April 30, 2005, $511,242 had been paid. The Company incurred additional brokerage commissions in the amount of $543,126 relating to three new tenants which is included in the $1,024,420 in the nine months ended April 30, 2005.

Cash Flows From Investing Activities:

Capital expenditures: The Company had an expenditure of $675,000 for the nine months ended April 30, 2005 for the purchase of a one-quarter interest in a parcel which is part of its Brooklyn, New York properties. The total purchase price was $750,000.

The Company had an expenditure of $1,500,000 for the nine months ended April 30, 2005 for the purchase of a one-half interest in a parcel which is part of its Brooklyn, New York properties. The total purchase price was $1,500,000.

The Company had expenditures of $1,317,841for the nine months ended April 30, 2005 for the renovation of 28,801 square feet for office space for a tenant and the renovation of the buildings lobby at its Jowein building in Brooklyn, New York. The total cost of the project was $1,550,000. The project was completed in May 2005.

The Company had an expenditure of $940,000 for the nine months ended April 30, 2005 for the purchase of a one-third interest in a parcel which is part of its Brooklyn, New York properties. The total purchase price was $940,000.

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

The Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 28,801 square feet for office use to a tenant at the Company's Jowein building, in Brooklyn, New York. (See Note 6(g) to the Consolidated Financial Statements).

Borrowing:   Payable to securities broker - The Company in the nine months ended April 30, 2005, paid down, net of borrowing, $789,123 of the amount payable to a securities broker.

Lease security:   The Company increased tenant security deposits by $233,577 due to the leasing of space from tenants, three at the Company's Brooklyn, New York properties, and one at its building in Jamaica, New York.

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2005, the Company had fixed-rate debt of $8,804,434 and variable-rate debt of $5,299,628. Because of the extension of the Fishkill, New York property loan and the Bond Street building, Brooklyn, New York loan (presently with balances of $1,834,726 and $2,820,000, respectively), if interest rates were to increase 100 basis points, the effect to net income from operations and future cash flows would be a decrease of $46,547 and if it were to decrease 100 basis points, the effect would be an increase of $46,547 for these loans. In connection with the loan payable to securities broker in the amount of $644,902, if interest rates were to increase 100 basis points, the effect to net income from operations and future cash flows would be a decrease of $6,449 and if it were to decrease 100 basis points, the effect would be an increase of $6,449 for this loan.

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

Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of April 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

           (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the three months ended April 30, 2005.
                Item reported - The Company reported its financial results for the three and six months ended January 31, 2005.
                Date of report filed - March 10, 2005

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                ----------------
                                                 (Registrant)



Date     June 8, 2005

                                               Lloyd J. Shulman
                                               -----------------------
                                               President
                                               Chief Executive Officer




Date     June 8, 2005

                                               Mark S. Greenblatt
                                               -----------------------
                                               Vice President
                                               Chief Financial Officer

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

Date:   June 8, 2005

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

Date:   June 8, 2005

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


June 8, 2005

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