Form 10-K
period 2005-07-31
MAYS J W INC
filed 2005-10-14
CIK 54187

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED: JULY 31, 2005

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

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $6,608,469 AS OF JANUARY 31, 2005 BASED ON THE AVERAGE OF THE BID AND ASKED PRICE OF THE STOCK REPORTED FOR SUCH DATE. FOR THE PURPOSE OF THE FOREGOING CALCULATION, THE SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

    The number of shares outstanding of the registrant's common stock as of September 16, 2005 was 2,015,780.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                PART OF FORM 10-K
                                                              IN WHICH THE DOCUMENT
                          DOCUMENT                               IS INCORPORATED
                          --------                            ---------------------
Annual Report to Shareholders for Fiscal Year Ended July 31,
2005                                                             Parts I and II
Definitive Proxy Statement for the 2005 Annual Meeting of
Shareholders                                                        Part III

________________________________________________________________________________

                                J.W. MAYS, INC.
               FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2005
                               TABLE OF CONTENTS

PART I                                                        PAGE

    Item 1. Business........................................    1

    Item 2. Properties......................................    1

    Item 3. Legal Proceedings...............................    6

    Item 4. Submission of Matters to a Vote of Security
     Holders................................................    6

    Executive Officers of the Registrant....................    7

PART II

    Item 5. Market for Registrant's Common Stock and Related
     Shareholder Matters....................................    7

    Item 6. Selected Financial Data.........................    7

    Item 7. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...    7

    Item 7A. Quantitative and Qualitative Disclosures About
     Market Risk............................................    7

    Item 8. Financial Statements and Supplementary Data.....    8

    Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............    8

    Item 9A. Controls and Procedures........................    8

PART III

    Item 10. Directors and Executive Officers of the
     Registrant.............................................    8

    Item 11. Executive Compensation.........................    8

    Item 12. Security Ownership of Certain Beneficial Owners
     and Management.........................................    8

    Item 13. Certain Relationships and Related
     Transactions...........................................    9

    Item 14. Principal Accounting Fees and Services.........    9

PART IV

    Item 15. Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K....................................    9

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

    The Company employs approximately 31 employees and has a contract, expiring November 30, 2007, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 16% of its employees. The Company considers that its labor relations with its employees and union are good.

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

ITEM 2. PROPERTIES.

    The table below sets forth certain information as to each of the properties currently operated by the Company:

                                                                   APPROXIMATE
                               LOCATION                            SQUARE FEET
                               --------                            -----------
1.   Brooklyn, New York
     Fulton Street at Bond Street.                                     380,000
2.   Brooklyn, New York
     Jowein building
     Fulton Street at Elm Place..................................      430,000
3.   Jamaica, New York
     Jamaica Avenue at 169th Street..............................      297,000
4.   Fishkill, New York
     Route 9 at Interstate Highway 84............................      203,000
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

    Properties leased are under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2005 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Brooklyn Bond Street building, the Jowein building, the Jamaica building and the Fishkill property.

1.       Brooklyn, New York -- Fulton Street at Bond Street
         13% of the property is leased by the Company under six separate leases. Expiration dates are as follows: 4/30/2011 (3 leases); 6/30/2011 (1 lease); 12/8/2013 (1 lease) which latter has two thirty-year renewal options through 12/8/2073; and 4/30/31 (1 lease) which lease previously had an expiration date of April 30, 2011 and was extended for an additional twenty years. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.
         The property is currently leased to fifteen tenants of which ten are retail tenants and five occupy office space. One tenant occupies in excess of 10% of the rentable square footage (26.11%). This tenant sub-leases to a flea market, department store, shoe store, fast food restaurant and various other retail shops. The lease expires April 30, 2011 with no renewal options. Approximately 108,000 square feet of the building are available for lease.

   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/01.. 31.57%   7/31/2006       1         2,140
7/31/02   35.65%   7/31/2008       1            63
7/31/03   38.52%   7/31/2009       2         4,220
7/31/04   42.70%   7/31/2011       8       151,633
7/31/05.. 51.62%   7/31/2013       1        25,423
                   7/31/2014       1        22,192
                   7/31/2015       1         7,160
                                  --       -------
                                  15       212,831
                                  --       -------

         As of July 31, 2005 the federal tax basis is $18,693,782 with accumulated depreciation of $6,190,762 for a net carrying value of $12,503,020. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $961,900 per year and the rate used is averaged at $11.558 per $100 of assessed valuation.

         Brooklyn, New York -- Jowein building, Fulton St. & Elm
2.       Place

         Approximately 50% of the property is owned and 50% is leased. The lease is with one landlord and expires April 30, 2010. There are no renewal options. The Company renovated 28,801 square feet for office space for a tenant. The work was completed in March 2005. The Company is presently renovating an additional 15,000 square feet for office space for a tenant. The work was completed in September, 2005. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The property is currently leased to sixteen tenants of which seven are retail stores, two are fast food restaurants and seven leases are for office space. Approximately 186,000 square feet of the building are available for lease.

   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/01   67.38%   7/31/2006       2        13,460
7/31/02   68.65%   7/31/2007       1         5,500
7/31/03   68.65%   7/31/2010       7       106,807
7/31/04   64.08%   7/31/2011       4        56,204
7/31/05   40.86%   7/31/2012       1        15,000
                   7/31/2014       1         5,000
                                  --       -------
                                  16       201,971
                                  --       -------

         As of July 31, 2005 the federal tax basis is $15,088,818 with accumulated depreciation of $6,672,945 for a net carrying value of $8,415,873. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $1,334,591 per year and the rate used is averaged at $11.558 per $100 of assessed valuation.

3.       Jamaica, New York -- Jamaica Avenue at 169th Street

         The building is owned and the fee leased from an affiliated company. The lease expires July 31, 2027. The property is currently leased to twelve tenants: seven are retail tenants and five for office space. Three tenants each occupy in excess of 10% of the rentable square footage: a major retail store occupies 15.86%; and two tenants occupy office space -- one occupies 14.23% and the other 11.07% of the rentable space. Approximately 27,000 square feet of the building are available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/01   80.34%   7/31/2006       1        47,100
7/31/02   80.34%   7/31/2007       4        57,307
7/31/03   60.37%   7/31/2008       1         2,000
7/31/04   70.70%   7/31/2011       1        42,250
7/31/05   76.00%   7/31/2012       1         2,680
                   7/31/2014       2        54,289
                   7/31/2015       1        24,109
                   7/31/2016       1         6,021
                                  --       -------
                                  12       235,756
                                  --       -------


         As of July 31, 2005 the federal tax basis is $17,388,046 with accumulated depreciation of $7,304,986 for a net carrying value of $10,083,060. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $315,476 per year and the rate used is averaged at $11.558 per $100 of assessed valuation.

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

   OCCUPANCY             LEASE EXPIRATION
---------------   -------------------------------
 YEAR               YEAR      NUMBER OF    AREA
 ENDED    RATE      ENDED      LEASES     SQ. FT.
 -----    ----      -----      ------     -------
7/31/01   12.28%  7/31/2006       1        25,915
7/31/02   12.28%
7/31/03   12.28%
7/31/04   12.28%
7/31/05   12.28%

         As of July 31, 2005 the federal tax basis is $9,565,258 with accumulated depreciation of $6,733,425 for a net carrying value of $2,831,833. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $142,773 per year and the rate used is averaged at $3.89 per $100 of assessed valuation.

5.       Levittown, New York -- Hempstead Turnpike

         The Company owns the entire property. There are plans for the renovation of the space upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The property was leased to one tenant that operated the premises as a game room and sub-leased a portion for a fast food restaurant. The lease expired September 30, 2004, and was vacated by the tenant.

   OCCUPANCY             LEASE EXPIRATION
---------------   -------------------------------
 YEAR               YEAR      NUMBER OF    AREA
 ENDED    RATE      ENDED      LEASES     SQ. FT.
 -----    ----      -----      ------     -------
7/31/01     100%
7/31/02     100%
7/31/03     100%
7/31/04     100%
7/31/05      16.67%

         As of July 31, 2005 the federal tax basis is $298,860 with accumulated depreciation of $273,457 for a net carrying value of $25,403. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

         The real estate taxes for this property are $218,144 per year and the rate used is averaged at $883.28 per $100 of assessed valuation.

6.       Massapequa, New York -- Sunrise Highway

         The Company is the prime tenant of this leasehold. The lease expires May 14, 2009 and there is one renewal option. There are no present plans for additional improvements of this property. The entire leasehold is currently sub-leased to two tenants; one, to a gasoline service station and the other for use as a bank. Each of these tenants occupies in excess of 10% of the rentable square footage. The gasoline service station sub-lease expires April 29, 2009 with no renewal options. The sub-sub-lease to the bank expires
         May 14, 2009 with one renewal option.

   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/01     100%   7/31/2009       2       133,400
7/31/02     100%
7/31/03     100%
7/31/04     100%
7/31/05     100%

         The real estate taxes for this property are $232,883 per year and the rate used is averaged at $757.52 per $100 of assessed valuation.
         The Company does not own this property. Improvements to the property, if any, are made by tenants.
7.       Circleville, Ohio -- Tarlton Road
         The Company owns the entire property. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The entire property is currently leased to one tenant. The tenant is a manufacturer and uses these premises as a warehouse and distribution facility. The lease expired September 30, 2002. An extension and modification of lease for the entire premises was executed for a three-year period to September 30, 2005. The tenant has informed the Company that it will enter into a further extension and modification agreement for a five year period, with a right to cancel after three years, for 75,000 square feet to September 30, 2010. There are approximately 118,000 square feet of the building available for lease.

   OCCUPANCY              LEASE EXPIRATION
----------------   -------------------------------
 YEAR                YEAR      NUMBER OF    AREA
 ENDED     RATE      ENDED      LEASES     SQ. FT.
 -----     ----      -----      ------     -------
7/31/01     100%   7/31/2011       1        75,000
7/31/02     100%
7/31/03     100%
7/31/04     100%
7/31/05     100%

         As of July 31, 2005 the federal tax basis is $4,388,456 with accumulated depreciation of $1,758,865 for a net carrying value of $2,629,591. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.
         The real estate taxes for this property are $45,983 per year and the rate used is averaged at $3.474 per $100 of assessed valuation.
8.       Brooklyn, New York -- Livingston Street
         The City of New York through its Economic Development Administration constructed a municipal garage at Livingston Street opposite the Company's Brooklyn properties. The Company has a long-term lease with the City of New York and another landlord expiring in 2013 with renewal options, the last of which expires 2073, under which:


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

See Note 10 to the Consolidated Financial Statements contained in the 2005 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company's rental income.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information is furnished with respect to each Executive Officer of the Registrant (each of whom is elected annually) whose present term of office will expire upon the election and qualifications of his successor:

                                                                            FIRST BECAME
                                            BUSINESS EXPERIENCE DURING      SUCH OFFICER
               NAME                  AGE       THE PAST FIVE YEARS          OR DIRECTOR
               ----                  ---       -------------------          -----------
Lloyd J. Shulman...................  63    President                      November, 1978
                                           Co-Chairman of the Board and
                                             President                    June, 1995
                                           Chairman of the Board and
                                             President                    November, 1996
                                           Director                       November, 1977
Mark S. Greenblatt.................  51    Vice President                 August, 2000
                                           Treasurer                      August, 2003
                                           Director                       August, 2003
                                           Assistant Treasurer            November, 1987
Ward N. Lyke, Jr...................  54    Vice President                 February, 1984
                                           Assistant Treasurer            August, 2003
George Silva.......................  55    Vice President                 March, 1995

    All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

    The information appearing under the heading 'Common Stock and Dividend Information' on page 24 of the Registrant's 2005 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The information appearing under the heading 'Summary of Selected Financial Data' on page 2 of the Registrant's 2005 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information appearing under the heading 'Management's Discussion and Analysis of Financial Condition and Results of Operations' on pages 19 through 22 of the Registrant's 2005 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2005, the Company had fixed-rate debt of $8,636,794 and variable rate debt of $5,854,726. Because of the extension of the Fishkill, New York property loan and the Bond Street building, Brooklyn, New York and the Jowein building, Brooklyn, New York loans (presently with balances of $1,834,726, $2,820,000 and $1,200,000, respectively), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $58,547 for these loans.

ITEM. 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Registrant's Consolidated Financial Statements, together with the report of D'Arcangelo & Co., LLP, independent registered public accounting firm, dated October 7, 2005, appearing on pages 4 through 17 of the Registrant's 2005 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, and 7 hereof, the 2005 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There are no disagreements between the Company and its accountants relating to financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

    The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of July 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders and such information is incorporated herein by reference.

    The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item appears under the heading 'Executive Compensation' in the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item appears under the headings 'Security Ownership of Certain Beneficial Owners and Management' and 'Information Concerning Nominees for Election as Directors' in the

Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item appears under the headings 'Executive Compensation', 'Certain Transactions,' 'Certain Relationships and Related Transactions' and 'Board Interlocks and Insider Participation' in the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The following table sets forth the fees paid by the Company to its independent registered public accounting firm, D'Arcangelo & Co., LLP, for the fiscal years 2005 and 2004.

                                                         FISCAL YEAR   FISCAL YEAR
                                                            2005          2004
                                                         -----------   -----------
Audit Fees.............................................   $ 65,199       $68,221
Tax Fees and Other Fees................................     38,801        10,382
                                                          --------       -------
    Total..............................................   $104,000       $78,603
                                                          --------       -------
                                                          --------       -------

    Audit Fees for fiscal year 2005 and fiscal year 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company and assistance with the review of documents filed with the Securities and Exchange Commission.

    Tax Fees and Other Fees for fiscal year 2005 and fiscal year 2004 were for services related to tax compliance and preparation of federal, state and local corporate tax returns, audit of real estate tax matters, and the audit of a tenant's lease for operating expense escalations.

    The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

        1. The Consolidated Financial Statements and report of D'Arcangelo & Co., LLP, independent registered public accounting firm, dated October 7, 2005, set forth on pages 4 through 17 of the Registrant's 2005 Annual Report to Shareholders.

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

           (10) Material contracts:

                (i)  Agreement of Lease dated July 5, 1990, as amended
                     February 25, 1992, pursuant to which a portion of the street floor and basement, approximately 35% of the total area of the Registrant's former Brooklyn store, has been leased to a tenant for the retail sale of general merchandise and for a restaurant, incorporated by reference to Registrant's Form 10-K dated October 29, 1990.

                (ii) The J.W. Mays, Inc. Retirement Plan and Trust, Summary Plan
                     Description, effective August 1, 1991, incorporated by reference to Registrant's Form 10-K dated October 23, 1992 and, as amended, effective August 1, 1993, incorporated by reference to Registrant's Form 10-Q for the Quarter ended October 31, 1993 dated December 2, 1993.

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

           (31) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.1 -- Chief Executive Officer

                31.2 -- Chief Financial Officer

           (32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sect 1350.

    (b) Reports on Form 8-K -- A report on Form 8-K was filed by Registrant during the three months ended July 31, 2005.

        Item reported -- The Company reported its financial results for the three and nine months ended April 30, 2005.

        Date of report filed -- June 9, 2005.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                                    J.W. MAYS, INC.
                                                             ----------------------------
                                                                     (REGISTRANT)

            October 13, 2005                             By:       LLOYD J. SHULMAN
                                                             ----------------------------
                                                                   Lloyd J. Shulman
                                                                 Chairman of the Board
                                                              Principal Executive Officer
                                                                       President
                                                              Principal Operating Officer

            October 13, 2005                             By:      MARK S. GREENBLATT
                                                             ----------------------------
                                                                  Mark S. Greenblatt
                                                             Vice President and Treasurer
                                                              Principal Financial Officer

            October 13, 2005                             By:       WARD N. LYKE, JR.
                                                             ----------------------------
                                                                   Ward N. Lyke, Jr.
                                                                    Vice President
                                                                and Assistant Treasurer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
             LLOYD J. SHULMAN               Chairman of the Board, Chief           October 13, 2005
    ---------------------------------         Executive
             Lloyd J. Shulman                 Officer, President, Chief
                                              Operating Officer and Director

            MARK S. GREENBLATT              Vice President, Treasurer and          October 13, 2005
    ---------------------------------         Director
            Mark S. Greenblatt

              LANCE D. MYERS                Director                               October 13, 2005
    ---------------------------------
              Lance D. Myers

              DEAN L. RYDER                 Director                               October 13, 2005
    ---------------------------------
              Dean L. Ryder

              JACK SCHWARTZ                 Director                               October 13, 2005
    ---------------------------------
              Jack Schwartz

            SYLVIA W. SHULMAN               Director                               October 13, 2005
    ---------------------------------
            Sylvia W. Shulman

             LEWIS D. SIEGEL                Director                               October 13, 2005
    ---------------------------------
             Lewis D. Siegel

            INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES

    Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 2005, which are incorporated herein by reference:

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

                              -------------------

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of J.W. Mays, Inc. and Subsidiaries

    We have audited the consolidated financial statements of J.W. Mays, Inc. and subsidiaries as of July 31, 2005 and 2004, and for the three years in the period ended July 31, 2005 and have issued our report thereon dated October 7, 2005; such consolidated financial statements and reports are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J.W. Mays, Inc. and subsidiaries referred to in
Item 15(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D'ARCANGELO & CO., LLP
Purchase, N.Y.
October 7, 2005

                                                                     SCHEDULE II

                                J.W. MAYS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                     YEAR ENDED JULY 31,
                                                         --------------------------------------------
                                                            2005             2004             2003
                                                         ----------       ----------       ----------
Allowance for net unrealized gains on
  marketable securities:

    Balance, beginning of period..................       $1,773,562       $1,562,901       $1,334,810

    Additions (reductions)........................           (9,298)         210,661          228,091
                                                         ----------       ----------       ----------

    Balance, end of period........................       $1,764,264       $1,773,562       $1,562,901
                                                         ----------       ----------       ----------
                                                         ----------       ----------       ----------

                                                                    SCHEDULE III

                                J.W. MAYS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 JULY 31, 2005

       COL. A            COL. B               COL. C

                                      INITIAL COST TO COMPANY
                         ENCUM-                    BUILDING &
     DESCRIPTION         BRANCES        LAND      IMPROVEMENTS
OFFICE AND RENTAL
 BUILDINGS
Brooklyn, New York
 Fulton Street at
 Bond Street           $ 2,820,000   $3,713,494   $ 6,503,468
Jamaica, New York
 Jamaica Avenue at
 169th Street            4,718,389       --         3,215,699
Fishkill, New York
 Route 9 at
 Interstate
 Highway 84              1,834,726      594,723     7,212,116
Brooklyn, New York
 Jowein Building
 Fulton Street and
 Elm Place               4,118,405    1,622,232       770,561
Levittown, New York
 Hempstead Turnpike        --            95,256       200,560
Circleville, Ohio
 Tarlton Road              --           120,849     4,388,456
                       -----------   ----------   -----------
 Total(A)              $13,491,520   $6,146,554   $22,290,860
                       -----------   ----------   -----------
                       -----------   ----------   -----------

       COL. A                    COL. D                             COL. E

                            COST CAPITALIZED             GROSS AMOUNT AT WHICH CARRIED
                       SUBSEQUENT TO ACQUISITION              AT CLOSE OF PERIOD
                                        CARRIED                   BUILDING &
     DESCRIPTION       IMPROVEMENTS       COST         LAND      IMPROVEMENTS      TOTAL
OFFICE AND RENTAL
 BUILDINGS
Brooklyn, New York
 Fulton Street at
 Bond Street            $13,947,733     $ --        $3,713,494   $20,451,201    $24,164,695
Jamaica, New York
 Jamaica Avenue at
 169th Street            14,068,224       --            --        17,283,923     17,283,923
Fishkill, New York
 Route 9 at
 Interstate
 Highway 84               2,395,462       --           594,723     9,607,578     10,202,301
Brooklyn, New York
 Jowein Building
 Fulton Street and
 Elm Place               14,318,257       --         1,622,232    15,088,818     16,711,050
Levittown, New York
 Hempstead Turnpike          98,300       --            95,256       298,860        394,116
Circleville, Ohio
 Tarlton Road               --            --           120,849     4,388,456      4,509,305
                        -----------     --------    ----------   -----------    -----------
 Total(A)               $44,827,976     $ --        $6,146,554   $67,118,836    $73,265,390
                        -----------     --------    ----------   -----------    -----------
                        -----------     --------    ----------   -----------    -----------

       COL. A             COL. F         COL. G      COL. H       COL. I
                                                               LIFE ON WHICH
                                                              DEPRECIATION IN
                                                               LATEST INCOME
                       ACCUMULATED      DATE OF       DATE     STATEMENT IS
     DESCRIPTION       DEPRECIATION   CONSTRUCTION  ACQUIRED     COMPUTED
OFFICE AND RENTAL
 BUILDINGS
Brooklyn, New York
 Fulton Street at
 Bond Street           $ 6,506,773      Various     Various       (1) (2)
Jamaica, New York
 Jamaica Avenue at
 169th Street            7,195,475        1959        1959        (1) (2)
Fishkill, New York
 Route 9 at
 Interstate
 Highway 84              6,297,445       10/74       11/72            (1)
Brooklyn, New York
 Jowein Building
 Fulton Street and
 Elm Place               7,265,561        1915        1950        (1) (2)
Levittown, New York
 Hempstead Turnpike        259,181        4/69        6/62            (1)
Circleville, Ohio
 Tarlton Road            1,371,392        9/92       12/92            (1)
                       -----------
 Total(A)              $28,895,827
                       -----------
                       -----------

---------

(1)  Building and improvements                18 - 40 years
(2)  Improvements to leased property           3 - 40 years
(A)  Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $976,794 and
     Accumulated Depreciation thereon of $709,690 at July 31, 2005.

                                                                 YEAR ENDED JULY 31,
                                                       ---------------------------------------
                                                          2005          2004          2003
                                                          ----          ----          ----
INVESTMENT IN REAL ESTATE
   Balance at Beginning of Year......................  $67,404,633   $59,411,145   $57,197,856
   Improvements......................................    5,860,757     7,993,488     2,213,289
                                                       -----------   -----------   -----------
   Balance at End of Year............................  $73,265,390   $67,404,633   $59,411,145
                                                       -----------   -----------   -----------
                                                       -----------   -----------   -----------
ACCUMULATED DEPRECIATION
   Balance at Beginning of Year......................  $27,497,555   $26,240,399   $25,104,318
   Additions Charged to Costs and Expenses...........    1,398,272     1,257,156     1,136,081
                                                       -----------   -----------   -----------
   Balance at End of Year............................  $28,895,827   $27,497,555   $26,240,399
                                                       -----------   -----------   -----------
                                                       -----------   -----------   -----------

                                       14

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

(10)  Material contracts -- (i) and (ii) incorporated by reference

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

(24)  Power of attorney -- none

(28) Information from reports furnished to state insurance regulatory authorities -- not applicable

(31)  Certifications Pursuant to Section 302 of the Sarbanes-Oxley
      Act -- 1 and 2

(32)  Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act

                                   EXHIBIT 13
            (COPY OF ANNUAL REPORT TO SHAREHOLDERS ATTACHED HERETO)
                        FISCAL YEAR ENDED JULY 31, 2005
                                  (NEXT PAGE)

                                       15



                       STATEMENT OF DIFFERENCES

The paragraph symbol shall be expressed as...............................,,..[p]