Form 10-Q
period 2005-10-31
MAYS J W INC
filed 2005-12-08
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)         Yes       .       No   X   .

Number of shares outstanding of the issuer's common stock as of the latest practicable date.

        Class                                Outstanding at December 7, 2005
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 19 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 11

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                12 - 14

       Controls and Procedures                                14


Part II  -  Other Information                                 15

       Signatures                                             16

       (31) Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  17
            (31.2) - Chief Financial Officer                  18

       (32) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;
            18 U.S.C. Section 1350                            19



                       J.  W.  MAYS,  INC.

                   CONSOLIDATED BALANCE SHEET
                                                                    October 31,       July 31,
                             ASSETS                                    2005             2005
 --------------------------------------------------------------- ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $45,028,563      $44,636,667
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             700,014          522,897
  Marketable securities  (Note 4)                                        45,737           45,668
  Receivables                                                           286,915          141,192
  Deferred income taxes                                                  82,000          104,000
  Income taxes refundable                                               130,716          234,616
  Prepaid expenses                                                      854,578        1,552,114
  Security deposits                                                      16,162           66,998
                                                                   -------------    -------------
       Total current assets                                           2,116,122        2,667,485
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    2,847,374        2,830,730
  Less accumulated amortization                                       1,276,962        1,188,451
                                                                   -------------    -------------
       Net                                                            1,570,412        1,642,279
  Security deposits                                                   1,311,543        1,233,116
  Unbilled receivables (Note 9)                                       4,362,984        4,422,984
  Marketable securities  (Note 4)                                     2,726,438        2,574,514
                                                                   -------------    -------------
       Total other assets                                             9,971,377        9,872,893
                                                                   -------------    -------------


        TOTAL ASSETS                                                $57,116,062      $57,177,045
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                          $12,212,171      $12,476,347
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                           1,002,636          924,341
                                                                   -------------    -------------
       Total long-term debt                                          14,214,807       14,400,688
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,152,000        3,151,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      110,827           65,539
  Payroll and other accrued liabilities                               1,004,042        1,133,918
  Other taxes payable                                                     3,096            5,188
  Current portion of mortgages payable (Note 6)                       1,044,353        1,015,173
  Current portion of security deposits payable                           16,162           66,998
                                                                   -------------    -------------
       Total current liabilities                                      2,178,480        2,286,816
                                                                   -------------    -------------

       Total liabilities                                             19,545,287       19,838,504
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities - net of deferred taxes of
     $647,000 at October 31, 2005 and $600,000 at July 31, 2005       1,269,189        1,164,264
  Retained earnings                                                  32,064,896       31,937,587
                                                                   -------------    -------------
                                                                     38,858,627       38,626,393
  Less common stock held in treasury, at cost - 162,517
    shares at October 31, 2005 and at July 31, 2005 (Note 12)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    37,570,775       37,338,541
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $57,116,062      $57,177,045
                                                                   =============    =============

See Notes to Consolidated Financial Statements.




                                 J.  W. MAYS, INC.

                 CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                     Three Months Ended
                                                                        October 31,
                                                               --------------- ---------------
                                                                     2005            2004
                                                               --------------  --------------
                                                                 (Unaudited)     (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                    $3,340,919      $3,156,943
                                                                --------------  --------------
      Total revenues                                                3,340,919       3,156,943
                                                                --------------  --------------


Expenses
  Real estate operating expenses                                    1,842,091       1,781,134
  Administrative and general expenses                                 700,012         694,628
  Depreciation and amortization                                       379,200         323,810
                                                                --------------  --------------
       Total expenses                                               2,921,303       2,799,572
                                                                --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                   419,616         357,371
                                                                --------------  --------------
Investment income and interest expense
  Investment income (Note 4)                                           20,452          21,372
  Interest expense (Notes 6, 8 and 11)                               (232,759)       (156,867)
                                                                --------------  --------------
                                                                     (212,307)       (135,495)
                                                                --------------  --------------

Income before income taxes                                            207,309         221,876
Income taxes provided                                                  80,000         107,000
                                                                --------------  --------------
Net income                                                            127,309         114,876

Retained earnings, beginning of period                             31,937,587      31,589,219
                                                                --------------  --------------
Retained earnings, end of period                                  $32,064,896     $31,704,095
                                                                ==============  ==============

Income per common share  (Note 2)                                        $.06            $.06
                                                                ==============  ==============

Dividends per share                                                      $-              $-
                                                                ==============  ==============

Average common shares outstanding                                   2,015,780       2,015,780
                                                                --------------  --------------


See Notes to Consolidated Financial Statements.


                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                     Three Months Ended
                                                                        October 31,
                                                               ------------------------------
                                                                     2005            2004
                                                               --------------  --------------
                                                                  (Unaudited)     (Unaudited)

Net Income                                                           $127,309        $114,876
                                                               --------------  --------------

Other comprehensive income,

        net of taxes (Note 3)

   Unrealized gain on available-for-sale securities:

       Net of taxes of $ 47,000 and $10,000 for the three

       months ended October 31, 2005 and 2004, respectively.          104,925          20,216
                                                                --------------  --------------

  Net change in comprehensive income                                  104,925          20,216
                                                                --------------  --------------

                                                                --------------  --------------
Comprehensive Income                                                 $232,234        $135,092
                                                                ==============  ==============


See Notes to Consolidated Financial Statements.



                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three Months Ended
                                                                           October 31,
                                                                 --------------------------------
                                                                       2005             2004
                                                                 ---------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $127,309         $114,876

Adjustments to reconcile income to
  net cash provided by operating activities:
  Depreciation and amortization                                         379,200          323,810
  Amortization of deferred expenses                                      88,511           70,451
  Other assets - deferred expenses                                      (16,644)        (138,679)
                       - unbilled receivables                            60,000           16,608
  Deferred income taxes                                                 (24,000)           1,000
Changes in:
  Receivables                                                          (145,723)         (28,629)
  Prepaid expenses                                                      697,536          727,291
  Income taxes refundable                                               103,900           94,714
  Accounts payable                                                       45,288           34,193
  Payroll and other accrued liabilities                                (129,876)        (295,553)
  Other taxes payable                                                    (2,092)          (1,185)
                                                                   -------------    -------------
     Cash provided by operating activities                            1,183,409          918,897
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (771,096)        (935,058)
  Security deposits                                                     (27,591)           8,526
  Marketable securities:
    Payments for purchases                                                  (68)             (67)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (798,755)        (926,599)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Payments - security broker                                                -         (1,434,025)
  Increase - security deposits                                           27,459          100,732
  Borrowings - mortgage and other debt                                      -          2,820,000
  Decrease - mortgage and other debt payments                          (234,996)        (274,984)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                     (207,537)       1,211,723
                                                                   -------------    -------------

Increase in cash                                                        177,117        1,204,021

Cash and cash equivalents at beginning of period                        522,897          603,289
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $700,014       $1,807,310
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

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The October 31, 2005 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2006.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2005 and October 31, 2004.

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


 As of October 31, 2005, the Company's marketable securities were classified as follows:

                                                                        Gross            Gross
                                                                     Unrealized       Unrealized        Fair
                                                         Cost           Gains           Losses          Value
                                                     -------------  -------------    -------------  -------------
  Current:

    Held-to-maturity:

      Certificate of deposit                               $45,737           $-               $-          $45,737
                                                      =============  =============    =============  =============
  Noncurrent:
    Available-for-sale:
      Equity securities                                   $810,250     $1,916,188             $-       $2,726,438
                                                      =============  =============    =============  =============

  Investment income consists of the following:

                                                            Three Months Ended
                                                               October 31,
                                                      -------------  -------------
                                                           2005           2004
                                                      -------------  -------------
  Interest income                                             $777         $3,633
  Dividend income                                           19,675         17,739
                                                      -------------  -------------
       Total                                               $20,452        $21,372
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

   The Company derives rental income from forty-five tenants, of which one tenant accounted for 16.18% and another tenant accounted for 11.63% of rental income during the three months ended October 31, 2005. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $137,500 at October 31, 2005 and July 31, 2005, provided by two tenants.

6. Long-Term Debt - Mortgages and Term Loan:


Long Term Debt - Mortgages and Term Loan:
                                                                    October 31, 2005                   July 31, 2005
                                                            --------------------------------  ---------------------------------
                                        Current
                                        Annual    Final           Due             Due               Due              Due
                                       Interest  Payment         Within          After             Within           After
                                         Rate      Date         One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)     5.00%  4/01/07          $266,667      $1,466,667          $266,667       $1,533,333
  Jamaica, New York property       (b)     6.98%  8/01/06           182,103       2,693,125           178,937        2,739,452
  Jowein building, Brooklyn, NY    (c)     9.00%  4/01/09            50,159       1,202,791            49,055        1,215,752
  Fishkill, New York property     (d,e) Variable  2/18/08                 -       1,834,726                 -        1,834,726
  Bond St. building, Brooklyn, NY  (e)  Variable  2/18/08                 -       2,820,000                 -        2,820,000
  Term-loan payable to bank        (f)     6.50%  5/01/10           305,424       1,274,862           300,514        1,353,084
  Jowein building, Brooklyn, NY    (g)  Variable  8/01/10           240,000         920,000           220,000          980,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                     $1,044,353     $12,212,171        $1,015,173      $12,476,347
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

(b) The Company, on December 13, 2000, closed a loan with a bank in the amount of $3,500,000. The loan is secured by a second position leasehold mortgage covering the entire leasehold interest of the Company as tenant in a certain ground lease and building in the Jamaica, New York property. The outstanding balance of the loan, totaling $2,739,452, will become due and payable on August 1, 2006. The Company has the option to extend this loan for an additional five (5) years. The interest rate for the extended period will be 2.25% above the 5-year treasury rate in effect on the first maturity date. It is the intention of the Company to exercise its option to extend the loan for the additional five (5) years.

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

(c) The Company, on May 7, 2004, closed a loan with an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors, in the amount of $1,350,000. The term of the loan is for a period of five (5) years at an interest rate of 9.00% per annum. Interest and amortization of principal are paid quarterly based on a fifteen (15) year level amortization period. The constant quarterly payments of interest and principal are $40,316. The funds were used to purchase a one-half interest in a property that is part of the Company's Brooklyn, New York building (Bond Street building). The outstanding balance of the loan, totaling $1,056,007, will become due and payable on April 1, 2009.

(d) On June 2, 1999, the existing first mortgage loan balance on the Fishkill, New York property was extended for a period of five years. Under the terms of the extension agreement the annual interest rate was reduced from 9% to 8.25% and the interest and principal payments were made in constant monthly amounts based upon a fifteen (15) year payout period.
   On August 19, 2004, the Company extended the loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. The payments for the extended period of forty-two (42) months will be interest only on the amount owing at a floating rate per annum equal to the one-month LIBOR rate plus 2.25%, but not less than 3.40%. The payments for the seven-year permanent mortgage loan would be on a seventeen (17) year level amortization, plus interest. The interest rate on the permanent loan would be a fixed rate equal to the Federal Home Loan Bank of New York`s seven-year (7) fixed interest rate plus 2.25% per annum. (See Note 6(e)).

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan also refinances the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see
   Note 6 (d)). The Company will have three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(d)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen
   (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. The outstanding balance as of October 31, 2005 was $4,654,726.

(f)On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 28,801 square feet for office use to a tenant at the Company's Jowein building, in Brooklyn, New York. The loan is a multiple draw demand loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum.

(g)The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan will be secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum.

7.   Property and Equipment - at cost:

                                                                   October 31,        July 31,
                                                                       2005             2005
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $58,561,421      $57,368,282
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               6,146,554        6,146,554
  Construction in progress                                             170,502          592,545
                                                                  -------------    -------------
                                                                    74,036,486       73,265,390
  Less accumulated depreciation                                     29,259,047       28,895,827
                                                                  -------------    -------------
     Property - net                                                 44,777,439       44,369,563
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               719,322          719,322
  Other fixed assets                                                   257,472          257,472
                                                                  -------------    -------------
                                                                       976,794          976,794
  Less accumulated depreciation                                        725,670          709,690
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               251,124          267,104
                                                                  -------------    -------------

        Property and equipment - net                               $45,028,563      $44,636,667
                                                                  =============    =============

8.   Note Payable:

     On December 15, 2004, the Company borrowed $1,000,000 from a director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan is for a period of three (3) years maturing on December 15, 2007, at an interest rate of 7.50% per annum. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The funds were used towards the purchase of a one-half interest in a parcel which is part of the Company's Brooklyn, New York properties. The total purchase price was $1,500,000. The constant quarterly payments of interest are $18,750.

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $72,864 and $70,003 as contributions to the Plan for the three months ended October 31, 2005, and October 31, 2004, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


Supplemental disclosure:                                  Three Months Ended

                                                             October 31,
                                                     ---------------------------
                                                          2005           2004
                                                     ---------------------------

Interest paid, net of capitalized interest of
  $7,683 (2005)                                         $225,739       $155,348
Income taxes paid                                           $100        $11,286


12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2005 and at July 31, 2005.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended October 31, 2005 Compared to the Three Months Ended October 31, 2004:

In the three months ended October 31, 2005, the Company reported net income of $127,309, or $.06 per share. In the comparable three months ended October 31, 2004, the Company reported net income of $114,876, or $.06 per share.

Revenues in the current three months increased to $3,340,919 from $3,156,943 in the comparable 2004 three months. The increase in revenues was due to the Company's leasing to two office tenants at its Jowein building in Brooklyn, New York, and the leasing to a retail tenant at its Jamaica, New York building, partially offset by a tenant vacating the Levittown, New York premises in September 2004.

Real estate operating expenses in the current three months increased to $1,842,091 from $1,781,134 in the comparable 2004 three months primarily due to increases in real estate taxes, utilities, and lease commission expense, partially offset by decreases in payroll costs, insurance costs and rental expense.

Administrative and general expenses in the current three months increased to $700,012 from $694,628 in the comparable 2004 three months primarily due to increases in payroll costs, partially offset by decreases in legal and professional costs.

Depreciation and amortization expense in the current three months increased to $379,200 from $323,810 in the comparable 2004 three months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties and acquisitions of the three parcels in Brooklyn, New York.

Interest expense and other expenses in the current three months exceeded investment income by $212,307 and by $135,495 in the comparable 2004 three months. The increase was due primarily to increased interest expense on the additional loans with banks, a note payable from a director, partially offset by scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $700,014 at October 31, 2005.

In March 2005 and in October 2005, the Company leased 15,000 square feet and 10,000 square feet, respectively, for office use to two tenants at the Company's Jowein building in Brooklyn, New York. This space was a portion of the space previously leased to the City of New York Department of Finance, which vacated the premises in June 2004. Rent commenced in October 2005 for both tenants.


The Company, in August 2005, entered into two lease agreements with an existing tenant at the Company's 9 Bond Street building in Brooklyn, New York. One lease agreement is for 12,000 square feet and will be used for offices and the rent is anticipated to commence in March 2006. The other lease agreement is for 2,505 square feet and will be used as part of the tenant's retail operation, and rent commenced in November 2005.

The Company has been informed by a tenant, who occupies 47,100 square feet of rental space at its Jamaica, New York property, that the tenant would not be exercising its option to extend its lease agreement. The tenant will vacate the premises on February 28, 2006. The annual loss in rental income to the Company will be approximately $575,000. The Company is actively seeking, through brokers, tenants to occupy the space when it is vacated.

The lease with the tenant that leased the entire premises at the Company's Circleville, Ohio building, under a triple-net lease, lease extension and modification expired September 30, 2005. The tenant entered into a further lease extension and modification agreement for part of the premises, 75,000 square feet, for a period of five years, with a right to cancel after three years, to expire on November 11, 2010. The Company has engaged brokers to pursue tenants for the remaining 118,000 square feet of space available for leasing.

On October 11, 2005, a tenant in our Jowein building filed for Chapter 11 protection. This tenant is expected to account for 6% of our projected annual income for the year ending July 31, 2006. While we cannot ascertain what the effect of this filing will be on the Company, cash flows would be adversely affected by approximately $70,000 per month should the tenant reject the lease and vacate the premises.

The tenant at the Company's Fishkill, New York property, whose lease expired on November 26, 2005, did not renew the lease and vacated the premises. The annual loss in rental income from this tenant is approximately $180,000. The Company is actively seeking, through brokers, tenants to occupy the vacated space.


Cash Flows From Operating Activities:

Prepaid Expenses: Expenditures for the three months ended October 31, 2005 increased by $38,714 compared to the period ended October 31, 2004, due to increases in insurance premiums paid offset by decreases in real estate taxes paid.

Payroll and Other Accrued Liabilities:   The Company paid $12,925 for
commissions incurred in order to lease space at the Company's properties in the three months ended October 31, 2005. The original amount of the brokerage commissions was $1,092,665. As of October 31, 2005, $911,102 had been paid.

Cash Flows From Investing Activities:

The Company had an expenditure of $472,444 for the three months ended October 31, 2005 for the renovation of 15,000 square feet for office space for a tenant at its Jowein building in Brooklyn, New York. The cost of the project was $1,054,989 and was completed in September 2005.

The Company had expenditures of $94,703 for the three months ended October 31, 2005 for the renovations to an existing tenant at the Company's Jamaica, New York property. The tenant is currently on a month to month lease agreement and upon completion of the renovations the lease agreement will become a ten-year lease with increased rental income. The total cost of the project was $234,511 and was completed in December 2005.

Cash Flows From Financing Activities:

Lease security:   The Company increased tenant security deposits by $33,256
during the three months ended October 31, 2005, due to the leasing of space to three tenants at the Company's Brooklyn, New York properties.

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2005, the Company had fixed-rate debt of $8,441,798 and variable-rate debt of $5,814,726. Because of the extension of the Fishkill, New York property loan, the Bond Street building, Brooklyn, New York and the Jowein building, Brooklyn, New York loans (presently with balances of $1,834,726, $2,820,000, and $1,160,000, respectively), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $58,147 for these loans.

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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of October 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

           (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the three months ended October 31, 2005.
                Item reported - The Company reported its financial results for the three and twelve months ended July 31, 2005.
                Date of report filed - October 14, 2005

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




                                                J.W. MAYS, Inc.
                                              ------------------------
                                               (Registrant)



Date     December 7, 2005                       Lloyd J. Shulman
                                              ------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     December 7, 2005                       Mark S. Greenblatt
                                              ------------------------
                                               Mark S. Greenblatt
                                               Vice President
                                               Chief Financial Officer

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

Date:   December 7, 2005

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

Date:   December 7, 2005

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


December 7, 2005

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