Form 10-Q
period 2006-01-31
MAYS J W INC
filed 2006-03-10
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X_        No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelarated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)         Yes ___       No  _X_

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

        Class                                Outstanding at March 9, 2006
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 20 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 11

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                12 - 14

       Controls and Procedures                                15


Part II  -  Other Information                                 16

       Signatures                                             17

       (31) Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  18
            (31.2) - Chief Financial Officer                  19

       (32) Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002;
            18 U.S.C. Section 1350                            20




                               J.  W.  MAYS,  INC.

                           CONSOLIDATED BALANCE SHEET
                                                                     January 31,       July 31,
                             ASSETS                                     2006             2005
 --------------------------------------------------------------- ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $45,069,029      $44,636,667
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             604,512          522,897
  Marketable securities  (Note 4)                                        45,806           45,668
  Receivables                                                           112,339          141,192
  Deferred income taxes                                                 113,000          104,000
  Income taxes refundable                                                29,646          234,616
  Prepaid expenses                                                    1,368,322        1,552,114
  Security deposits                                                      16,171           66,998
                                                                   -------------    -------------
       Total current assets                                           2,289,796        2,667,485
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,046,894        2,830,730
  Less accumulated amortization                                       1,353,497        1,188,451
                                                                   -------------    -------------
       Net                                                            1,693,397        1,642,279
  Security deposits                                                   1,380,574        1,233,116
  Unbilled receivables (Note 10)                                      4,320,520        4,422,984
  Marketable securities  (Note 4)                                     2,743,935        2,574,514
                                                                   -------------    -------------
       Total other assets                                            10,138,426        9,872,893
                                                                   -------------    -------------


        TOTAL ASSETS                                                $57,497,251      $57,177,045
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                          $11,945,598      $12,476,347
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                           1,071,668          924,341
                                                                   -------------    -------------
       Total long-term debt                                          14,017,266       14,400,688
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,153,000        3,151,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 9)                                 550,916              -
  Accounts payable                                                       54,825           65,539
  Payroll and other accrued liabilities                               1,127,941        1,133,918
  Other taxes payable                                                     4,364            5,188
  Current portion of mortgages payable (Note 6)                       1,053,693        1,015,173
  Current portion of security deposits payable                           16,171           66,998
                                                                   -------------    -------------
       Total current liabilities                                      2,807,910        2,286,816
                                                                   -------------    -------------

       Total liabilities                                             19,978,176       19,838,504
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities - net of deferred taxes of
     $658,000 at January 31, 2006 and $600,000 at July 31, 2005       1,275,686        1,164,264
  Retained earnings                                                  32,006,699       31,937,587
                                                                   -------------    -------------
                                                                     38,806,927       38,626,393
  Less common stock held in treasury, at cost - 162,517
    shares at January 31, 2006 and at July 31, 2005 (Note 13)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    37,519,075       37,338,541
                                                                   -------------    -------------

Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $57,497,251      $57,177,045
                                                                   =============    =============

See Notes to Consolidated Financial Statements.







                                                     J.  W. MAYS, INC.

                                      CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                      Three Months Ended                Six Months Ended
                                                                         January 31,                       January 31,
                                                               --------------- ----------------  --------------- ------------
                                                                    2006            2005              2006          2005
                                                                --------------  --------------    --------------  ----------
                                                                (Unaudited)     (Unaudited)       (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 5 and 10)                                   $3,355,014      $3,171,903        $6,695,933  $6,328,846

  Recovery of real estate taxes                                        31,770             -              31,770         -
                                                                --------------  --------------    --------------  ----------
      Total revenues                                                3,386,784       3,171,903         6,727,703   6,328,846
                                                                --------------  --------------    --------------  ----------


Expenses
  Real estate operating expenses                                    2,027,850       1,868,003         3,869,941   3,649,137
  Administrative and general expenses                                 788,914         748,881         1,488,926   1,443,509
  Depreciation and amortization                                       382,553         388,899           761,753     712,709
                                                                --------------  --------------    --------------  ----------
       Total expenses                                               3,199,317       3,005,783         6,120,620   5,805,355
                                                                --------------  --------------    --------------  ----------
Income  from operations before investment income,
  interest expense and income taxes                                   187,467         166,120           607,083     523,491
                                                                --------------  --------------    --------------  ----------
Investment income and interest expense
  Investment income (Note 4)                                           20,671          19,553            41,123      40,925
  Interest expense (Notes 6, 8, 9 and 12)                            (249,335)       (173,750)         (482,094)   (330,617)
                                                                --------------  --------------    --------------  ----------
                                                                     (228,664)       (154,197)         (440,971)   (289,692)
                                                                --------------  --------------    --------------  ----------

Income (loss) before income taxes                                     (41,197)         11,923           166,112     233,799
Income taxes provided (benefit)                                        17,000         (24,000)           97,000      83,000
                                                                --------------  --------------    --------------  ----------
Net income (loss)                                                     (58,197)         35,923            69,112     150,799

Retained earnings, beginning of period                             32,064,896      31,704,095        31,937,587  31,589,219
                                                                --------------  --------------    --------------  ----------
Retained earnings, end of period                                  $32,006,699     $31,740,018       $32,006,699 $31,740,018
                                                                ==============  ==============    ==============  ==========

Income per common share  (Note 2)                                       $(.03)           $.01              $.03        $.07
                                                                ==============  ==============    ==============  ==========

Dividends per share                                                      $-              $-                $-          $-
                                                                ==============  ==============    ==============  ==========

Average common shares outstanding                                   2,015,780       2,015,780         2,015,780   2,015,780
                                                                --------------  --------------    --------------  ----------


See Notes to Consolidated Financial Statements.


                                      CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                       Three Months Ended                Six Months Ended
                                                                          January 31,                       January 31,
                                                               --------------- ----------------   -------------- ------------
                                                                     2006            2005              2006          2005
                                                               --------------- ----------------   -------------- ------------
                                                                   (Unaudited)     (Unaudited)       (Unaudited) (Unaudited)

Net income (loss)                                                    $(58,197)        $35,923           $69,112    $150,799
                                                                --------------  --------------    --------------  ----------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain on available-for-sale securities:
       Net of taxes of $11,000 and $39,000 for the three
       months ended January 31, 2006 and 2005, respectively,
       and $58,000 and $49,000 for the six months ended
       January 31, 2006 and 2005, respectively.                         6,497          74,277           111,422      94,493
                                                                --------------  --------------    --------------  ----------

  Net change in comprehensive income                                    6,497          74,277           111,422      94,493
                                                                --------------  --------------    --------------  ----------

Comprehensive income (loss)                                          $(51,700)       $110,200          $180,534    $245,292
                                                                ==============  ==============    ==============  ==========


See Notes to Consolidated Financial Statements.




                                       J.  W.  MAYS,  INC.

                              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          Six Months Ended
                                                                             January 31,
                                                                 ---------------  ---------------
                                                                      2006             2005
                                                                 ---------------  ---------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                              $69,112         $150,799

Adjustments to reconcile income to
  net cash provided by operating activities:
  Depreciation and amortization                                         761,753          712,709
  Amortization of deferred expenses                                     182,546          149,398
  Other assets - deferred expenses                                     (233,664)        (613,966)
                       - unbilled receivables                           102,464          (50,246)
  Deferred income taxes                                                 (65,000)         (35,000)
Changes in:
  Receivables                                                            28,853           79,689
  Prepaid expenses                                                      183,792          216,786
  Income taxes refundable                                               204,970         (131,705)
  Accounts payable                                                      (10,714)          18,151
  Payroll and other accrued liabilities                                  (5,977)         216,189
  Other taxes payable                                                      (824)           1,884
                                                                   -------------    -------------
     Cash provided by operating activities                            1,217,311          714,688
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (1,194,115)      (3,448,602)
  Security deposits                                                     (96,631)         (94,044)
  Marketable securities:
    Payments for purchases                                                 (137)            (137)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,290,883)      (3,542,783)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - securities broker                                        553,166          658,144
  Payments - securities broker                                           (2,250)      (1,436,275)
  Increase - security deposits                                           96,500          165,580
  Borrowings - mortgage and other debt                                      -          3,820,000
  Decrease - mortgage and other debt payments                          (492,229)        (320,619)
                                                                   -------------    -------------
      Cash provided by financing activities                             155,187        2,886,830
                                                                   -------------    -------------

Increase in cash                                                         81,615           58,735

Cash and cash equivalents at beginning of period                        522,897          603,289
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $604,512         $662,024
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

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The January 31, 2006 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2006.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the six months ended January 31, 2006 and January 31, 2005.

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


  As of January 31, 2006, the Company's marketable securities were classified as follows:

                                                                        Gross            Gross
                                                                     Unrealized       Unrealized        Fair
                                                         Cost           Gains           Losses          Value
                                                      -------------  -------------    -------------  -------------
  Current:

    Held-to-maturity:

      Certificate of deposit                               $45,806           $-               $-          $45,806
                                                      =============  =============    =============  =============
  Noncurrent:
    Available-for-sale:
      Equity securities                                   $810,250     $1,933,685             $-       $2,743,935
                                                      =============  =============    =============  =============

  Investment income consists of the following:

                                                            Three Months Ended              Six Months Ended
                                                               January 31,                     January 31,
                                                      ----------------------------    ----------------------------
                                                             2006           2005             2006           2005
                                                      -------------  -------------    -------------  -------------
  Interest income                                             $996         $1,168           $1,773         $4,801
  Dividend income                                           19,675         18,385           39,350         36,124
                                                      -------------  -------------    -------------  -------------
       Total                                               $20,671        $19,553          $41,123        $40,925
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

   The Company derives rental income from forty-five tenants, of which one tenant accounted for 16.21% and another tenant accounted for 11.70% of rental income during the six months ended January 31, 2006. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $137,500 at January 31, 2006 and July 31, 2005, provided by two tenants.

6. Long-Term Debt - Mortgages and Term Loan:


Long Term Debt - Mortgages and Term Loan:
                                                                    January 31, 2006                   July 31, 2005
                                                            --------------------------------  ---------------------------------
                                        Current
                                        Annual    Final           Due             Due               Due              Due
                                       Interest  Payment         Within          After             Within           After
                                         Rate      Date         One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        5%  4/01/07          $266,667      $1,400,000          $266,667       $1,533,333
  Jamaica, New York property       (b)     6.98%  8/01/06           185,326       2,645,971           178,937        2,739,452
  Jowein building, Brooklyn, NY    (c)     9.00%  4/01/09            51,286       1,189,539            49,055        1,215,752
  Fishkill, New York property      (d,e)Variable  2/18/08                 -       1,834,726                 -        1,834,726
  Bond St. building, Brooklyn, NY  (e)  Variable  2/18/08                 -       2,820,000                 -        2,820,000
  Term-loan payable to bank        (f)     6.50%  5/01/10           310,414       1,195,362           300,514        1,353,084
  Jowein building, Brooklyn, NY    (g)  Variable  8/01/10           240,000         860,000           220,000          980,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                     $1,053,693     $11,945,598        $1,015,173      $12,476,347
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

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan also refinances the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see
    Note 6 (d)). The Company will have three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(d)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen
    (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. The outstanding balance as of January 31, 2006 was $4,654,726.

(f) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 28,801 square feet for office use to a tenant at the Company's Jowein building, in Brooklyn, New York. The loan is a multiple draw demand loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum.

(g) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan will be secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum.

7.  Property and Equipment - at cost:

                                                                  January 31,         July 31,
                                                                       2006             2005
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $58,966,856      $57,368,282
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               6,146,554        6,146,554
  Construction in progress                                             188,086          592,545
                                                                  -------------    -------------
                                                                    74,459,505       73,265,390
  Less accumulated depreciation                                     29,625,619       28,895,827
                                                                  -------------    -------------
     Property - net                                                 44,833,886       44,369,563
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               719,322          719,322
  Other fixed assets                                                   257,472          257,472
                                                                  -------------    -------------
                                                                       976,794          976,794
  Less accumulated depreciation                                        741,651          709,690
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               235,143          267,104
                                                                  -------------    -------------

        Property and equipment - net                               $45,069,029      $44,636,667
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

9.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at January 31, 2006 in the amount of $550,916, secured by the Company's marketable securities, accrues interest at a floating rate, which at January 31, 2006, was at the annual rate of 7.50%.

10.  Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

11.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $75,378 and $148,242 as contributions to the Plan for the three and six months ended January 31, 2006, respectively, and $72,390 and $142,393 as contributions to the Plan for the three and six months ended January 31, 2005, respectively.

12.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


     Supplemental disclosure:                         Six Months Ended
                                                         January 31,
                                                ---------------------------
                                                     2006           2005
                                                -------------  ------------

     Interest paid, net of capitalized interest
          of $10,421 (2006)                        $475,921       $318,284
     Income taxes paid (refunded)                  $(42,970)      $249,705


13.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2006 and at July 31, 2005.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended January 31, 2006 Compared to the Three Months Ended January 31, 2005:

In the three months ended January 31, 2006, the Company reported net loss of $(58,197), or $(.03) per share. In the comparable three months ended January 31, 2005, the Company reported net income of $35,923, or $.01 per share.

Revenues in the current three months increased to $3,386,784 from $3,171,903 in the comparable 2005 three months. The increase in revenues was due to the Company's leasing to two office tenants at its Jowein building in Brooklyn, New York, and the leasing to a retail tenant at its Jamaica, New York building, partially offset by a tenant vacating the Levittown, New York premises in September 2004.

The recovery of real estate taxes in the current three months in the amount of $31,770, net of legal expenses, represents prior years' real estate taxes from the Town of Fishkill, New York.

Real estate operating expenses in the current three months increased to $2,027,850 from $1,868,003 in the comparable 2005 three months primarily due to increases in real estate taxes, utilities, licenses and permits, maintenance costs and lease commission expense, partially offset by a decrease in insurance costs.

Administrative and general expenses in the current three months increased to $788,914 from $748,881 in the comparable 2005 three months primarily due to increases in legal and professional costs.

Depreciation and amortization expense in the current three months decreased to $382,553 from $388,899 in the comparable 2005 three months.

Interest expense and other expenses in the current three months exceeded investment income by $228,664 and by $154,197 in the comparable 2005 three months. The increase was due primarily to increased interest expense on the additional loans with banks, and a note payable from a director, partially offset by scheduled repayments of debt.

Six Months Ended January 31, 2006 Compared to the Six Months Ended January 31, 2005:

In the six months ended January 31, 2006, the Company reported net income of $69,112, or $.03 per share. In the comparable six months ended January 31, 2005, the Company reported net income of $150,799, or $.07 per share.

Revenues in the current six months increased to $6,727,703 from $6,328,846 in the comparable 2005 six months. The increase in revenues was due to the Company's leasing to two office tenants at its Jowein building in Brooklyn, New York, and the leasing to a retail tenant at its Jamaica, New York building, partially offset by a tenant vacating the Levittown, New York premises in September 2004.

The recovery of real estate taxes in the current six months in the amount of $31,770, net of legal expenses, represents prior years' real estate taxes from the Town of Fishkill, New York.

Real estate operating expenses in the current six months increased to $3,869,941 from $3,649,137 in the comparable 2005 six months primarily due to increases in real estate taxes, utilities, licenses and permits, and lease commission expense, partially offset by decreases in payroll costs, insurance costs and rental expense.

Administrative and general expenses in the current six months increased to $1,488,926 from $1,443,509 in the comparable 2005 six months primarily due to increases in payroll costs, and legal and professional costs.

Depreciation and amortization expense in the current six months increased to $761,753 from $712,709 in the comparable 2005 six months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties and acquisitions of the three parcels in Brooklyn, New York.

Interest expense and other expenses in the current six months exceeded investment income by $440,971 and by $289,692 in the comparable 2005 six months. The increase was due primarily to increased interest expense on the additional loans with banks, and a note payable from a director, partially offset by scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $604,512 at January 31, 2006.

In March 2005 and in October 2005, the Company leased 15,000 square feet and 10,000 square feet, respectively, for office use to two tenants at the Company's Jowein building in Brooklyn, New York. This space was a portion of the space previously leased to the City of New York Department of Finance, which vacated the premises in June 2004. Rent commenced in October 2005 for both tenants. The Company also leased 13,026 square feet for office use to a tenant in the Company's 9 Bond Street building in Brooklyn, New York. Rent is anticipated to commence in August 2006.

The Company, in August 2005, entered into two lease agreements with an existing tenant at the Company's 9 Bond Street building in Brooklyn, New York. One lease agreement is for 12,000 square feet and will be used for offices, and the rent commenced in March 2006. The other lease agreement is for 2,505 square feet and will be used as part of the tenant's retail operation, and rent commenced in November 2005.

The Company has been informed by a tenant, who occupies 47,100 square feet of retail space at its Jamaica, New York property, that the tenant would not be exercising its option to extend its lease agreement. The tenant vacated the premises on February 28, 2006. The annual loss in rental income to the Company will be approximately $600,000. The Company is actively seeking, through brokers, tenants to occupy the space.

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


Cash Flows From Operating Activities:

Prepaid Expenses: Expenditures for the six months ended January 31, 2006 increased by $34,040 compared to the period ended January 31, 2005, due to increases in insurance premiums paid, offset by decreases in real estate taxes paid.

Deferred Expenses: The Company had expenditures for brokerage commissions in the six months ended January 31, 2006, in the amount of $209,019 relating to tenants at its Brooklyn, New York property.

Payroll and Other Accrued Liabilities:   The Company paid $126,243 for
commissions incurred in order to lease space at the Company's properties in the six months ended January 31, 2006. The original amount of the brokerage commissions was $1,301,684. As of January 31, 2006, $1,024,420 had been paid. The Company also incurred additional brokerage commissions in the amount of $209,019 relating to two tenants.

Cash Flows From Investing Activities:

The Company had expenditures of $530,557 for the six months ended January 31, 2006 for the renovation of 15,000 square feet for office space for a tenant at its Jowein building in Brooklyn, New York. The cost of the project was $1,054,989 and was completed in September 2005.

The Company had expenditures of $266,820 for the six months ended January 31, 2006 for the renovations to an existing tenant at the Company's Jamaica, New York property. The tenant was on a month to month lease agreement and upon completion of the renovations the lease agreement became a ten-year lease with increased rental income. The total cost of the project was $276,820 and was completed in December 2005.

The Company had expenditures of $36,256 for the six months ended January 31, 2006 for the renovation of 13,026 square feet of office space for a tenant at its 9 Bond Street building in Brooklyn, New York. The cost of the project will be $1,075,000 and is anticipated to be completed in June 2006.

Cash Flows From Financing Activities:

Lease security:   The Company increased tenant security deposits by $94,572
during the six months ended January 31, 2006, due to the leasing of space to five tenants at the Company's Brooklyn, New York properties.

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2006, the Company had fixed-rate debt of $8,244,565 and variable-rate debt of $5,754,726. Because of the extension of the Fishkill, New York property loan, the Bond Street building, Brooklyn, New York and the Jowein building, Brooklyn, New York loans (presently with balances of $1,834,726, $2,820,000, and $1,100,000, respectively), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $57,547 for these loans. In connection with the loan payable to securities broker in the amount of $550,916, if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $5,509 for this loan.

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

Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of January 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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
     (27) Financial data schedule.                                N/A
     (31) Additional exhibits--Certifications Pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
          (31.1) Chief Executive Officer                          18
          (31.2) Chief Financial Officer                          19

     (32) Certification Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002,
          18 U.S.C. Section. 1350.                                20

     (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the six months ended January 31, 2006. Item reported - The Company reported its financial results for the three months ended October 31, 2005.
          Date of report filed - December 8, 2005.

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




                                                 J.W. MAYS, Inc.
                                               -----------------------
                                                 (Registrant)



Date:    March 9, 2006                         Lloyd J. Shulman
                                               -----------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date:    March 9, 2006                         Mark S. Greenblatt
                                               -----------------------
                                               Mark S. Greenblatt
                                               Vice President
                                               Chief Financial Officer

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

Date:   March 9, 2006

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

Date:   March 9, 2006

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 9, 2006

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