Form 10-Q
period 2006-04-30
MAYS J W INC
filed 2006-06-09
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2006

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to  ________________

                         Commission file number 1-3647
                                                ------

                                J.W. Mays, Inc.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)

                New York                          11-1059070
          _______________________________        ____________________
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)         Identification No.)

       9 Bond Street,  Brooklyn,  New York            11201-5805
       _______________________________________        __________
       (Address of principal executive offices)       (Zip Code)

(Registrant's telephone number, including area code) 718-624-7400
                                                     ------------

                                Not Applicable
  __________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X          No
    ------          ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelarated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)   Yes       No  X
                                      ---      ---

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

        Class                                Outstanding at June 8, 2006
___________________________                  ___________________________
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 20 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 11

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                12 - 15

       Controls and Procedures                                15


Part II  -  Other Information                                 16

       Signatures                                             17

       (31) Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  18
            (31.2) - Chief Financial Officer                  19

       (32) Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002;
            18 U.S.C. Section 1350                            20



                         J.W. MAYS, INC.
                   CONSOLIDATED BALANCE SHEET
                                                                      April 30,        July 31,
                             ASSETS                                     2006             2005
 ---------------------------------------------------------------   -------------    -------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $45,556,431      $44,636,667
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                             906,486          522,897
  Marketable securities  (Note 4)                                        45,874           45,668
  Receivables                                                            98,267          141,192
  Deferred income taxes                                                  85,000          104,000
  Income taxes refundable                                                37,760          234,616
  Prepaid expenses                                                      694,288        1,552,114
  Security deposits                                                      85,000           66,998
                                                                   -------------    -------------
       Total current assets                                           1,952,675        2,667,485
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,047,452        2,830,730
  Less accumulated amortization                                       1,432,115        1,188,451
                                                                   -------------    -------------
       Net                                                            1,615,337        1,642,279
  Security deposits                                                   1,332,707        1,233,116
  Unbilled receivables (Note 10)                                      4,201,004        4,422,984
  Marketable securities  (Note 4)                                     2,872,554        2,574,514
                                                                   -------------    -------------
       Total other assets                                            10,021,602        9,872,893
                                                                   -------------    -------------


        TOTAL ASSETS                                                $57,530,708      $57,177,045
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                          $10,342,248      $12,476,347
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                           1,023,802          924,341
                                                                   -------------    -------------
       Total long-term debt                                          12,366,050       14,400,688
                                                                   -------------    -------------

Deferred Income Taxes                                                 3,133,000        3,151,000
                                                                   -------------    -------------

Current Liabilities:
  Payable to securities broker (Note 9)                                 541,647              -
  Accounts payable                                                       35,704           65,539
  Payroll and other accrued liabilities                               1,269,497        1,133,918
  Other taxes payable                                                     3,520            5,188
  Current portion of mortgages payable (Note 6)                       2,396,459        1,015,173
  Current portion of security deposits payable                           85,000           66,998
                                                                   -------------    -------------
       Total current liabilities                                      4,331,827        2,286,816
                                                                   -------------    -------------

       Total liabilities                                             19,830,877       19,838,504
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities - net of
     deferred taxes of $701,000 at April 30, 2006 and
     $600,000 at July 31, 2005                                        1,361,305        1,164,264
  Retained earnings                                                  32,101,836       31,937,587
                                                                   -------------    -------------
                                                                     38,987,683       38,626,393
  Less common stock held in treasury, at cost - 162,517
    shares at April 30, 2006 and at July 31, 2005 (Note 13)           1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    37,699,831       37,338,541
                                                                   -------------    -------------

Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $57,530,708      $57,177,045
                                                                   =============    =============

See Notes to Consolidated Financial Statements.


                                     - 3-

                                                         J.W. MAYS, INC.

                                      CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                     Three Months Ended               Nine Months Ended
                                                                           April 30,                        April 30,
                                                               --------------- --------------    -------------- ---------------
                                                                    2006            2005              2006           2005
                                                               --------------  --------------    -------------- ---------------
                                                                 (Unaudited)     (Unaudited)       (Unaudited)   (Unaudited)

Revenues
  Rental income (Notes 5 and 10)                                   $3,362,194      $3,172,878       $10,058,127   $ 9,501,724

  Recovery of real estate taxes                                       163,835             -             195,605           -
  Gain on disposition of fixed assets                                     -             3,739               -           3,739
                                                                --------------  --------------    --------------  -------------
      Total revenues                                                3,526,029       3,176,617        10,253,732     9,505,463
                                                                --------------  --------------    --------------  -------------


Expenses
  Real estate operating expenses                                    2,020,651       1,890,989         5,890,592     5,540,126
  Administrative and general expenses                                 829,390         680,744         2,318,316     2,124,253
  Depreciation and amortization                                       381,264         373,649         1,143,017     1,086,358
                                                                --------------  --------------    --------------  -------------
       Total expenses                                               3,231,305       2,945,382         9,351,925     8,750,737
                                                                --------------  --------------    --------------  -------------
Income  from operations before investment income,
  interest expense and income taxes                                   294,724         231,235           901,807       754,726
                                                                --------------  --------------    --------------  -------------
Investment income and interest expense
  Investment income (Note 4)                                           38,111          20,307            79,234        61,232
  Interest expense (Notes 6, 8, 9 and 12)                            (216,698)       (179,061)         (698,792)     (509,678)
                                                                --------------  --------------    --------------  -------------
                                                                     (178,587)       (158,754)         (619,558)     (448,446)
                                                                --------------  --------------    --------------  -------------

Income before income taxes                                            116,137          72,481           282,249       306,280
Income taxes provided                                                  21,000          29,000           118,000       112,000
                                                                --------------  --------------    --------------  -------------
Net income                                                             95,137          43,481           164,249       194,280

Retained earnings, beginning of period                             32,006,699      31,740,018        31,937,587    31,589,219
                                                                --------------  --------------    --------------  -------------
Retained earnings, end of period                                  $32,101,836     $31,783,499       $32,101,836    31,783,499
                                                                ==============  ==============    ==============  =============

Income per common share  (Note 2)                                        $.05            $.02              $.08          $.09
                                                                ==============  ==============    ==============  =============

Dividends per share                                                      $-              $-                $-             $-
                                                                ==============  ==============    ==============  =============

Average common shares outstanding                                   2,015,780       2,015,780         2,015,780     2,015,780
                                                                --------------  --------------    --------------  ------------


See Notes to Consolidated Financial Statements.



                                   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                     Three Months Ended                Nine Months Ended
                                                                           April 30,                         April 30,
                                                                --------------  --------------   --------------- ------------
                                                                     2006            2005              2006          2005
                                                                --------------  --------------   --------------  ------------
                                                                  (Unaudited)     (Unaudited)      (Unaudited)   (Unaudited)

Net income                                                            $95,137         $43,481         $164,249      $194,280
                                                                --------------  --------------   --------------  ------------

Other comprehensive income, net of taxes (Note 3)

   Unrealized gain on available-for-sale securities:
       Net of taxes (benefit) of $43,000 and ($81,000) for the three months ended April 30, 2006 and 2005, respectively,
       and $101,000 and ($32,000) for the nine months ended
       April 30, 2006 and 2005, respectively.                          85,619        (155,625)         197,041       (61,132)
                                                                --------------  --------------   --------------  ------------

   Net change in comprehensive income                                  85,619        (155,625)         197,041       (61,132)
                                                                --------------  --------------   --------------  ------------

                                                                --------------  --------------   --------------  ------------
Comprehensive income (loss)                                          $180,756       $(112,144)        $361,290      $133,148
                                                                ==============  ==============   ==============  ============

See Notes to Consolidated Financial Statements.

                                     - 4-

                                   J.W. MAYS, INC.

                          CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Nine Months Ended
                                                                             April 30,
                                                                 ---------------  ---------------
                                                                       2006             2005
                                                                 ---------------  ---------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $164,249         $194,280

Adjustments to reconcile income to
  net cash provided by operating activities:
  Gain on disposition of fixed assets                                       -              3,739
  Depreciation and amortization                                       1,143,017        1,086,358
  Amortization of deferred expenses                                     261,164          225,624
  Other assets - deferred expenses                                     (234,222)        (819,251)
                       - unbilled receivables                           221,980          (79,806)
  Deferred income taxes                                                (100,000)             -
Changes in:
  Receivables                                                            42,925          111,667
  Prepaid expenses                                                      857,826          881,428
  Income taxes refundable                                               196,856         (323,878)
  Accounts payable                                                      (29,835)         (32,842)
  Payroll and other accrued liabilities                                 135,579          437,502
  Other taxes payable                                                    (1,668)          (1,738)
                                                                   -------------    -------------
     Cash provided by operating activities                            2,657,871        1,683,083
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (2,062,781)      (4,966,148)
  Security deposits                                                    (117,593)        (158,528)
  Marketable securities:
    Payments for purchases                                                 (205)            (205)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (2,180,579)      (5,124,881)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - securities broker                                        563,572          666,182
  Payments - securities broker                                          (21,925)      (1,455,305)
  Increase - security deposits                                          117,463          229,882
  Borrowings - mortgage and other debt                                      -          5,520,000
  Decrease - mortgage and other debt payments                          (752,813)        (478,634)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                      (93,703)       4,482,125
                                                                   -------------    -------------

Increase in cash and cash equivalents                                   383,589        1,040,327

Cash and cash equivalents at beginning of period                        522,897          603,289
                                                                   -------------    -------------

Cash and cash equivalents at end of period                             $906,486       $1,643,616
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

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2005 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2006.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the nine months ended April 30, 2006 and April 30, 2005.

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


      As of April 30, 2006, the Company's marketable securities were classified as follows:

                                                                            Gross            Gross
                                                                         Unrealized       Unrealized        Fair
                                                             Cost           Gains           Losses          Value
                                                         -------------  -------------    -------------  -------------
      Current:

        Held-to-maturity:

          Certificate of deposit                              $45,874           $-               $-          $45,874
                                                          ============  =============    =============  =============
      Noncurrent:
        Available-for-sale:
          Equity securities                                  $810,250     $2,062,304             $-       $2,872,554
                                                          ============  =============    =============  =============

      Investment income consists of the following:

                                                              Three Months Ended              Nine Months Ended
                                                                   April 30,                       April 30,
                                                         ----------------------------    ----------------------------
                                                               2006           2005             2006           2005
                                                         -------------  -------------    -------------  -------------
      Interest income                                         $18,436         $1,278          $20,209         $6,079
      Dividend income                                          19,675         19,029           59,025         55,153
                                                         -------------  -------------    -------------  -------------
           Total                                              $38,111        $20,307          $79,234        $61,232
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

   The Company derives rental income from forty-eight tenants, of which one tenant accounted for 16.46% and another tenant accounted for 12.27% of rental income during the nine months ended April 30, 2006. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $137,500 at April 30, 2006 and July 31, 2005, provided by two tenants.

6. Long-Term Debt - Mortgages and Term Loan:

Long Term Debt - Mortgages and Term Loan:
                                                                      April 30, 2006                    July 31, 2005
                                                            --------------------------------  ---------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        5%  4/01/07        $1,600,000            $-            $266,667       $1,533,333
  Jamaica, New York property       (b)     6.98%  8/01/06           188,533       2,596,971           178,937        2,739,452
  Jowein building, Brooklyn, NY    (c)       9 %  4/01/09            52,440       1,175,988            49,055        1,215,752
  Fishkill, New York property     (d,e) Variable  2/18/08                 -       1,834,726                 -        1,834,726
  Bond St. building, Brooklyn, NY  (e)  Variable  2/18/08                 -       2,820,000                 -        2,820,000
  Term-loan payable to bank        (f)     6.50%  5/01/10           315,486       1,114,563           300,514        1,353,084
  Jowein building, Brooklyn, NY    (g)  Variable  8/01/10           240,000         800,000           220,000          980,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                     $2,396,459     $10,342,248        $1,015,173      $12,476,347
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

(b) The Company, on December 13, 2000, closed a loan with a bank in the amount of $3,500,000. The loan is secured by a second position leasehold mortgage covering the entire leasehold interest of the Company as tenant in a certain ground lease and building in the Jamaica, New York property. The outstanding balance of the loan, totaling $2,739,452, will become due and payable on August 1, 2006. The Company has the option to extend this loan for an additional five (5) years. The interest rate for the extended period will be 2.25% above the 5-year treasury rate in effect on the first maturity date. It is the intention of the Company to exercise its option to extend the loan for the additional five (5) years. At the end of the five year period there will be a balance due on the loan, which will be determined when the interest rate is finalized.

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

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan also refinances the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see
    Note 6 (d)). The Company will have three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(d)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen
    (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. The outstanding balance as of April 30, 2006 was $4,654,726.

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

(g) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan will be secured by the assignment of the aforementioned lease. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum.

7.  Property and Equipment - at cost:

                                                                    April 30,         July 31,
                                                                       2006             2005
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $59,004,670      $57,368,282
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               6,146,554        6,146,554
  Construction in progress                                           1,017,161          592,545
                                                                  -------------    -------------
                                                                    75,326,394       73,265,390
  Less accumulated depreciation                                     29,992,411       28,895,827
                                                                  -------------    -------------
     Property - net                                                 45,333,983       44,369,563
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               721,099          719,322
  Other fixed assets                                                   257,472          257,472
                                                                  -------------    -------------
                                                                       978,571          976,794
  Less accumulated depreciation                                        756,123          709,690
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               222,448          267,104
                                                                  -------------    -------------

        Property and equipment - net                               $45,556,431      $44,636,667
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

9.   Payable to Securities Broker:

     The Company borrowed funds, payable on demand, from a securities broker. The loan balance at April 30, 2006 in the amount of $541,647, secured by the Company's marketable securities, accrues interest at a floating rate, which at April 30, 2006, was at the annual rate of 8.00%.

10.  Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

11.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $77,353 and $225,595 as contributions to the Plan for the three and nine months ended April 30, 2006, respectively, and $78,411 and $220,804 as contributions to the Plan for the three and nine months ended April 30, 2005, respectively.

12.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


Supplemental disclosure:                                Nine Months Ended
                                                            April 30,
                                                  ------------------------------
                                                          2006            2005
                                                  --------------  --------------

Interest paid, net of capitalized interest of
  $42,882 and $15,450 for the nine months
  ended April 30, 2006 and 200                        $ 691,740       $ 496,194
Income taxes paid                                      $ 21,145       $ 435,878



13.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2006 and at July 31, 2005.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended April 30, 2006 Compared to the Three Months Ended April 30, 2005:

In the three months ended April 30, 2006, the Company reported net income of $95,137, or $.05 per share. In the comparable three months ended April 30, 2005, the Company reported net income of $43,481, or $.02 per share.

Revenues in the current three months increased to $3,526,029 from $3,176,617 in the comparable 2005 three months. The increase in revenues was due to the Company's leasing to two office tenants at its Jowein building in Brooklyn, New York, the leasing to a retail tenant at its Jamaica, New York building and the recovery of real estate taxes.

The recovery of real estate taxes in the current three months in the amount of $163,835, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties.

Real estate operating expenses in the current three months increased to $2,020,651 from $1,890,989 in the comparable 2005 three months primarily due to increases in real estate taxes, payroll costs, licenses and permits, maintenance costs, lease commission expense and rent expense, partially offset by a decrease in insurance costs and utility costs.

Administrative and general expenses in the current three months increased to $829,390 from $680,744 in the comparable 2005 three months primarily due to increases in payroll costs, insurance costs, bad debt expense due to a tenant vacating the Company's Jamaica, New York building, partially offset by a decrease in legal and professional costs.

Depreciation and amortization expense in the current three months increased to $381,264 from $373,649 in the comparable 2005 three months.

Interest expense and other expenses in the current three months exceeded investment income by $178,587 and by $158,754 in the comparable 2005 three months. The increase was due primarily to increased interest expense on the additional loans with banks, and a note payable from a director, partially offset by scheduled repayments of debt.

Nine Months Ended April 30, 2006 Compared to the Nine Months Ended April 30,
2005:

In the nine months ended April 30, 2006, the Company reported net income of $164,249, or $.08 per share. In the comparable nine months ended April 30, 2005, the Company reported net income of $194,280, or $.09 per share.

Revenues in the current nine months increased to $10,253,732 from $9,505,463 in the comparable 2005 nine months. The increase in revenues was due to the Company's leasing to two office tenants at its Jowein building in Brooklyn, New York, the leasing to a retail tenant at its Jamaica, New York building and the recovery of real estate taxes, partially offset by a tenant vacating the Levittown, New York premises in September 2004.

The recovery of real estate taxes in the current nine months in the amount of $195,605, net of legal expenses, represents prior years' real estate taxes from two of the Company's properties.

Real estate operating expenses in the current nine months increased to $5,890,592 from $5,540,126 in the comparable 2005 nine months primarily due to increases in real estate taxes, utility costs, maintenance costs, licenses and permits, lease commission expense and rent expense, partially offset by a decrease in insurance costs.

Administrative and general expenses in the current nine months increased to $2,318,316 from $2,124,253 in the comparable 2005 nine months primarily due to increases in payroll costs, insurance costs, bad debt expense due to a tenant vacating the Company's Jamaica, New York building, partially offset by a decrease in legal and professional costs.

Depreciation and amortization expense in the current nine months increased to $1,143,017 from $1,086,358 in the comparable 2005 nine months primarily due to depreciation on the additional improvements to the Brooklyn, New York and the Jamaica, New York properties and acquisitions of the three parcels in Brooklyn, New York.

Interest expense and other expenses in the current nine months exceeded investment income by $619,558 and by $448,446 in the comparable 2005 nine months. The increase was due primarily to increased interest expense on the additional loans with banks, and a note payable from a director, partially offset by scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $906,486 at April 30, 2006.

In March 2005 and in October 2005, the Company leased 15,000 square feet and 10,000 square feet, respectively, for office use to two tenants at the Company's Jowein building in Brooklyn, New York. This space was a portion of the space previously leased to the City of New York Department of Finance, which vacated the premises in June 2004. Rent commenced in October 2005 for both tenants. The Company also leased 13,026 square feet for office use to a tenant in the Company's 9 Bond Street building in Brooklyn, New York. Rent will commence in August 2006.

The Company, in August 2005, entered into two lease agreements with an existing tenant at the Company's 9 Bond Street building in Brooklyn, New York. One lease agreement is for 12,000 square feet and will be used for offices, and the rent commenced in March 2006. The other lease agreement is for 2,505 square feet and will be used as part of the tenant's retail operation, and rent commenced in November 2005. The Company, in March, 2006, leased an additional 7,411 square feet to this same tenant for office space at the Company's 9 Bond Street building in Brooklyn, New York. Rent will commence in October 2006.

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

The Company has been informed by a tenant at the Company's Jamaica, New York property of its intention to vacate the premises in June 2006. The annual loss in rental income from this tenant is approximately $300,000. The Company is actively seeking through brokers, tenants to occupy the space.

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

On October 11, 2005, a tenant in our Jowein building filed for Chapter 11 protection. This tenant is expected to account for 6% of our projected annual income for the year ending July 31, 2006. Pursuant to an amendment to the lease and the assumption and assignment of the lease to PLVTZ, LLC and the Pride Capital Group (d/b/a/ Great American Group) ("PLVTZ"), which agreements are subject to bankruptcy court approval, the Company has agreed to assign the Lease to PLVTZ and reduce the rent payable under the lease by 12% for the first year ($84,905) commencing April 1, 2006 ("Commencement Date"), and 10% during the second year ($70,754) after the Commencement Date. In addition, the Company has agreed to waive certain pre-petition arrears owed by the tenant ($49,427).

The tenant at the Company's Fishkill, New York property, whose lease expired on November 26, 2005, did not renew the lease and vacated the premises. The annual loss in rental income from this tenant is approximately $180,000. The Company is actively seeking, through brokers, tenants to occupy the vacated space.

On May 9, 2006, the Company drew down an additional $559,009 on its multiple draw term loan, to finance tenant improvements for the leasing of 13,026 square feet for office use at the Company's 9 Bond Street building in Brooklyn, New York. The total amount to be financed for tenant improvements and brokerage commissions will be approximately $870,000. (See Note 6(e) to the Consolidated Financial Statements).

Cash Flows From Operating Activities:

Prepaid Expenses: Expenditures for the nine months ended April 30, 2006 increased by $64,239 compared to the period ended April 30, 2005, due to increases in insurance premiums paid.

Deferred Expenses: The Company had expenditures for brokerage commissions in the nine months ended April 30, 2006, in the amount of $209,578 relating to tenants at its Brooklyn, New York properties.

Payroll and Other Accrued Liabilities:   The Company paid $150,899 for
commissions incurred in order to lease space at the Company's properties in the nine months ended April 30, 2006. The original amount of the brokerage commissions was $1,302,243. As of April 30, 2006, $1,049,076 had been paid. The Company also incurred additional brokerage commissions in the amount of $209,578 relating to two tenants.

Cash Flows From Investing Activities:

The Company had expenditures of $530,557 for the nine months ended April 30, 2006 for the renovation of 15,000 square feet for office space for a tenant at its Jowein building in Brooklyn, New York. The cost of the project was $1,054,989 and was completed in September 2005.

The Company had expenditures of $266,820 for the nine months ended April 30, 2006 for the renovations to an existing tenant at the Company's Jamaica, New York property. The tenant was on a month to month lease agreement and upon completion of the renovations the lease agreement became a ten-year lease with increased rental income. The total cost of the project was $276,820 and was completed in December 2005.

The Company had expenditures of $760,973 for the nine months ended April 30, 2006 for the renovation of 13,026 square feet of office space for a tenant at its 9 Bond Street building in Brooklyn, New York. The cost of the project will be $1,075,000 and is anticipated to be completed in June 2006.

Cash Flows From Financing Activities:

Lease security:   The Company increased tenant security deposits by $108,158 during the nine months ended April 30, 2006, due to the leasing of space to six tenants at the Company's Brooklyn, New York properties.

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2006, the Company had fixed-rate debt of $8,043,981 and variable-rate debt of $5,694,726. Because of the extension of the Fishkill, New York property loan, the Bond Street building, Brooklyn, New York and the Jowein building, Brooklyn, New York loans (presently with balances of $1,834,726, $2,820,000, and $1,040,000, respectively), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $56,947 for these loans. In connection with the loan payable to securities broker in the amount of $541,647, if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $5,416 for this loan.

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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of April 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

     (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the nine months ended April 30, 2006.
          Item reported - The Company reported its financial results for the three months ended January 31, 2006.
          Date of report filed - March 10, 2006.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                           ---------------------------
                                                 (Registrant)



Date     June 8, 2006                      Lloyd J. Shulman
    ------------------                     ---------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     June 8, 2006                       Mark S. Greenblatt
    ------------------                     ---------------------------
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

Date:   June 8, 2006

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

Date:   June 8, 2006

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


June 8, 2006

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