Form 10-K
period 2006-07-31
MAYS J W INC
filed 2006-10-12
CIK 54187

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: July 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to Commission file number: 1-3647

J.W. MAYS, INC.
(Exact name of registrant as specified in its charter)

New York	11-1059070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Bond Street, Brooklyn, New York	11201-5805
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (718) 624-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1 per share	The NASDAQ Stock Market LLC

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X       No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ No delinquent filers

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large accelerated filer       Accelerated filer       Non-accelerated filer  X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes          No  X

      The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,398,301 as of January 31, 2006 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of the registrant's common stock as of September 15, 2006 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K in which the Document is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2006	Parts I and II
Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2006
TABLE OF CONTENTS

PART I

Item 1. Business.

      J.W. Mays, Inc. (the “Company” or “Registrant”) with executive offices at 9 Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 “Properties”. The Company's business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

      The Company discontinued its department store business which operated under the name of “MAYS”, in the year ended July 31, 1989, and has continued the leasing of real estate. The Company has no foreign operations.

      The Company employs approximately 30 employees and has a contract, expiring November 30, 2007, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 20% of its employees. The Company considers that its labor relations with its employees and union are good.

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

Item 1A. Risk Factors.

      Risks Relating to Ownership Structure

      The controlling shareholder group may be able to vote its shares in favor of its interests that may not always coincide with the interests of shareholders not part of such group. This risk may be counter-balanced to a degree by the actions of the Board of Directors whose composition is made up of a majority of independent directors.

      The controlling shareholder group includes a corporation that owns a significant percentage of the Company's common stock and which does business with the Company, as further described in the Notes to the Consolidated Financial Statements. In theory, this could result in a conflict of interest; nevertheless, the Company and its largest shareholder have put in place some controls to reduce the effects of any perceived conflict of interest.

      Certain conflicts of interest may be perceived by the relationship between the Company and its largest shareholder. Both entities use the same outside auditors, both entities have the same Chief Executive Officer, and certain management personnel work for both entities. Nevertheless, the Company's Board of Directors is composed of a majority of independent directors. As recently as 2005, in a case involving both entities, the Delaware Supreme Court in connection with an attempt to obtain books and records of the Company through a proceeding against the Company's significant shareholder, held that the actions of the Company's Board were proper.

      Risks Related to Our Business

      We are a part of the communities in which we do business. Accordingly, like other businesses in our communities, we are subject to the following risks:

•	the continued threat of terrorism;

•	economic downturns, both on a national and on local scales;

•	loss of key personnel;

•	the availability, if needed, of additional financing;

•	the continued availability of insurance (in different types of policies) at reasonably acceptable rates; and

•	the general burdens of governmental regulation, at the Local, State and Federal levels.

      Risks Related to Real Estate Operations

      Our investment in property development may be limited by increasing costs required to “fit up” property to be leased to tenants. Also, as the cost of fitting up properties increases, we may be required to wait and forsake opportunities that would be revenue producing until such time that we obtain the necessary financing of such ventures. This risk may be mitigated by our obtaining of lines of credit and other financing vehicles, although such have significant limitations on the amounts that may be borrowed at any point in time.

      We also may be subject to environmental liability as an owner or operator of properties. Many of our properties are old and when we need to fit up a property for a new tenant, we may find materials and the like that could be deemed to contain hazardous elements requiring remediation or encapsulation.

      There are also risks associated with non-renewals of leases by the Company's landlords and the loss of major tenants. The Company is trying to mitigate the latter by leasing our properties to multiple tenants where applicable in order to diversify the tenant base.

      Risks Related to our Investments

      Excess cash and cash equivalents may be invested from time to time. We seek to earn rates of return that will help us finance our business operations. These investments may be subject to significant uncertainties and may not be successful for many reasons, including, but not limited to the following:

•	fluctuations in interest rates;

•	worsening of general economic and market conditions; and

•	adverse legal and regulatory developments that may affect a particular business.

      Risk Factors Summary

      These are some of the “Risk Factors” that could affect the Company's business. The Company endeavors to take actions and do business in a way that reduces these “Risk Factors” or, at least, takes them into account when conducting its business. Nevertheless, some of these “Risk Factors” cannot be avoided so that the Company must also take actions and do business that negates the adverse effects that these may have on the ongoing business of the Company.

Item 2. Properties.

      The table below sets forth certain information as to each of the properties currently operated by the Company:

	Location	Approximate Square Feet
1.	Brooklyn, New York Fulton Street at Bond Street	380,000
2.	Brooklyn, New York Jowein building Fulton Street at Elm Place	430,000
3.	Jamaica, New York Jamaica Avenue at 169th Street	297,000
4.	Fishkill, New York Route 9 at Interstate Highway 84	203,000
		(located on 14.6 acres)
5.	Levittown, New York Hempstead Turnpike	85,800
6.	Massapequa, New York Sunrise Highway	133,400
7.	Circleville, Ohio Tarlton Road	193,350
		(located on 11.6 acres)
8.	Brooklyn, New York Truck bays, passage facilities and tunnel-Schermerhorn Street	17,000
	Building-Livingston Street	10,500

      Properties leased are under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2006 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Brooklyn Bond Street building, the Jowein building, the Jamaica building and the Fishkill property.

1.	Brooklyn, New York—Fulton Street at Bond Street

13% of the property is leased by the Company under six separate leases. Expiration dates are as follows: 4/30/2011 (3 leases); 6/30/2011 (1 lease); 12/8/2013 (1 lease) which lease has two thirty-year renewal options through 12/8/2073; and 4/30/31 (1 lease) which lease previously had an expiration date of April 30, 2011 and was extended for an additional twenty years. The Company renovated 13,026 square feet for office space for a tenant. The work was completed in June 2006. The Company is adding two new elevators to its lobby at 9 Bond Street. The work is anticipated to be completed in the spring of 2007. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

The property is currently leased to seventeen tenants of which twelve are retail tenants and five occupy office space. One tenant occupies in excess of 10% of the rentable square footage (26.11%). This tenant sub-leases to a flea market, department store, shoe store, fast food restaurant and various other retail shops. The lease expires April 30, 2011 with no renewal options. Approximately 88,000 square feet of the building are available for lease.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/02	35.65%	7/31/2008	1	63
7/31/03	38.52%	7/31/2009	2	4,220
7/31/04	42.70%	7/31/2011	10	161,184
7/31/05	51.62%	7/31/2013	1	25,423
7/31/06	56.68%	7/31/2014	1	22,192
		7/31/2015	1	7,160
		7/31/2016	1	13,026

			17	233,268

As of July 31, 2006 the federal tax basis is $20,356,920 with accumulated depreciation of $6,616,505 for a net carrying value of $13,740,415. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $1,002,253 per year and the rate used is averaged at $11.306 per $100 of assessed valuation.

2.	Brooklyn, New York—Jowein building, Fulton St. & Elm Place

Approximately 50% of the property is owned and 50% is leased. The lease is with one landlord and expires April 30, 2010. There are no renewal options. The Company renovated 15,000 square feet for office space for a tenant. The work was completed in September 2005. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The property is currently leased to eighteen tenants of which seven are retail stores, two are fast food restaurants and nine leases are for office space. Approximately 166,000 square feet of the building are available for lease.
Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/02	68.65%	7/31/2010	8	116,807
7/31/03	68.65%	7/31/2011	6	69,664
7/31/04	64.08%	7/31/2012	1	15,000
7/31/05	40.86%	7/31/2013	1	10,000
7/31/06	49.20%	7/31/2014	1	5,000
		7/31/2016	1	5,500

			18	221,971

As of July 31, 2006 the federal tax basis is $15,734,704 with accumulated depreciation of $6,980,476 for a net carrying value of $8,754,228. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $1,396,385 per year and the rate used is averaged at $11.306 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

The building is owned and the land is leased from an affiliated company. The lease expires July 31, 2027. The property is currently leased to twelve tenants: seven are retail tenants and five for office space. Three tenants each occupy in excess of 10% of the rentable square footage: a major retail store occupies 15.86%; and two tenants occupy office space—one occupies 14.23% and the other 11.07% of the rentable space. Approximately 27,000 square feet of the building are available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/02	80.34%	7/31/2007	4	57,307
7/31/03	60.37%	7/31/2009	1	2,000
7/31/04	70.70%	7/31/2011	1	42,250
7/31/05	76.00%	7/31/2012	1	2,680
7/31/06	71.98%	7/31/2014	1	25,954
		7/31/2015	1	24,109
		7/31/2016	1	6,021
		7/31/2017	2	75,435

			12	235,756

As of July 31, 2006 the federal tax basis is $17,676,069 with accumulated depreciation of $7,646,630 for a net carrying value of $10,029,439. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $347,336 per year and the rate used is averaged at $11.306 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. There are approximately 203,000 square feet of the building available for lease.
Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/02	12.28%
7/31/03	12.28%
7/31/04	12.28%
7/31/05	12.28%
7/31/06	4.09%

As of July 31, 2006 the federal tax basis is $9,608,448 with accumulated depreciation of $6,953,781 for a net carrying value of $2,654,667. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $124,247 per year and the rate used is averaged at $4.11 per $100 of assessed valuation.

5.	Levittown, New York—Hempstead Turnpike

The Company owns the entire property. There are plans for the renovation of the space upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. There are approximately 15,000 square feet of the building available for lease.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/02	100%
7/31/03	100%
7/31/04	100%
7/31/05	16.67%
7/31/06	—

As of July 31, 2006 the federal tax basis is $298,860 with accumulated depreciation of $274,129 for a net carrying value of $24,731. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $208,077 per year and the rate used is averaged at $815.99 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

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
Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/02	100%	7/31/2009	2	133,400
7/31/03	100%
7/31/04	100%
7/31/05	100%
7/31/06	100%

The real estate taxes for this property are $176,765 per year and the rate used is averaged at $746.22 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

The Company owns the entire property. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The property is currently leased to one tenant. The tenant is a manufacturer and uses these premises as a warehouse and distribution facility. The lease expired September 30, 2002. An extension and modification of lease for the entire premises was executed for a three-year period to September 30, 2005. A further extension and modification of lease agreement was executed for a five year period, with a right to cancel after three years, for 75,000 square feet to November 11, 2010. There are approximately 118,000 square feet of the building available for lease.
Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/02	100%	7/31/2011	1	75,000
7/31/03	100%
7/31/04	100%
7/31/05	100%
7/31/06	55.77%

As of July 31, 2006 the federal tax basis is $4,388,456 with accumulated depreciation of $1,898,181 for a net carrying value of $2,490,275. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $68,422 per year and the rate used is averaged at $3.72 per $100 of assessed valuation.

8.	Brooklyn, New York—Livingston Street

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

See Note 10 to the Consolidated Financial Statements contained in the 2006 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company's rental income.

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

Executive Officers of the Registrant

      The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2005), whose present term of office will expire upon the election and qualifications of his successor:

Name	Age	Business Experience During the Past Five Years	First Became Such Officer or Director
Lloyd J. Shulman	64	President	November, 1978
		Co-Chairman of the Board and President	June, 1995
		Chairman of the Board and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	52	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr	55	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	56	Vice President	March, 1995

      All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters.

      The information appearing under the heading “Common Stock and Dividend Information” on pages 22-23 of the Registrant's 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 6. Selected Financial Data.

      The information appearing under the heading “Summary of Selected Financial Data” on page 2 of the Registrant's 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information appearing under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 22 of the Registrant's 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2006, the Company had fixed-rate debt of $7,841,621 and variable rate debt of $6,193,735. Because of the extension of the Fishkill, New York property loan and the Bond Street building, Brooklyn, New York and the Jowein building, Brooklyn, New York loans (presently with balances of $1,834,726, $3,379,009 and $980,000, respectively), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $61,937 for these loans.

Item. 8. Financial Statements and Supplementary Data.

      The Registrant's Consolidated Financial Statements, together with the report of D'Arcangelo & Co., LLP, independent registered public accounting firm, dated October 6, 2006, appearing on pages 4 through 17 of the Registrant's 2006 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, and 7 hereof, the 2006 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

      The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of July 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and such information is incorporated herein by reference.

      The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.

Item 11. Executive Compensation.

      The information required by this item appears under the heading “Executive Compensation” in the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The information required by this item appears under the headings “Executive Compensation”, “Certain Transactions,” “Certain Relationships and Related Transactions” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

      The following table sets forth the fees paid by the Company to its independent registered public accounting firm, D'Arcangelo & Co., LLP, for the fiscal years 2006 and 2005.

	Fiscal Year 2006	Fiscal Year 2005
Audit Fees	$88,570	$65,199
Tax Fees and Other Fees	18,559	38,801

Total	$107,129	$104,000

      Audit Fees for fiscal year 2006 and fiscal year 2005 were for professional services rendered for the audits of the consolidated financial statements of the Company and assistance with the review of documents filed with the Securities and Exchange Commission.

      Tax Fees and Other Fees for fiscal year 2006 and fiscal year 2005 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

      The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

	1.	The Consolidated Financial Statements and report of D'Arcangelo & Co., LLP, independent registered public accounting firm, dated October 6, 2006, set forth on pages 4 through 17 of the Registrant's 2006 Annual Report to Shareholders.

	2.	See accompanying Index to Registrant's Financial Statements and Schedules.

	3.	Exhibits:

		(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

		(3)	Articles of incorporation and by-laws:

			(i)	Certificate of Incorporation, as amended, incorporated by reference to Registrant's Form 8-K dated December 3, 1973.

			(ii)	By-laws, as amended June 1, 1995, incorporated by reference to Registrant's Form 10-K dated October 23, 1995.

			(iii)	Amendment to By-laws, effective November 1, 1999, incorporated by reference to Registrant's Proxy Statement dated October 19, 2000.

		(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above.

	(9)	Voting trust agreement—not applicable.

	(10)	Material contracts:

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

	(11)	Statement re computation of per share earnings—not applicable.

	(12)	Statement re computation of ratios—not applicable.

	(13)	Annual report to security holders.

	(16)	Letter re change in certifying auditors—not applicable.

	(18)	Letter re change in accounting principles—not applicable.

	(21)	Subsidiaries of the registrant.

	(22)	Published report regarding matters submitted to vote of security holders—not applicable.

	(24)	Power of attorney—none.

	(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.

	(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1—Chief Executive Officer

31.2—Chief Financial Officer

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sect 1350.

(b)	Reports on Form 8-K—A report on Form 8-K was filed by Registrant during the three months ended July 31, 2006.

Item reported—The Company reported its financial results for the three and nine months ended April 30, 2006.

Date of report filed—June 9, 2006.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.

(REGISTRANT)

October 12, 2006	By:	LLOYD J. SHULMAN Lloyd J. Shulman Chairman of the Board Principal Executive Officer President Principal Operating Officer

October 12, 2006	By:	MARK S. GREENBLATT Mark S. Greenblatt Vice President and Treasurer Principal Financial Officer

October 12, 2006	By:	WARD N. LYKE, JR. Ward N. Lyke, Jr. Vice President and Assistant Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
LLOYD J. SHULMAN Lloyd J. Shulman	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	October 12, 2006

MARK S. GREENBLATT Mark S. Greenblatt	Vice President, Treasurer and Director	October 12, 2006

LANCE D. MYERS Lance D. Myers	Director	October 12, 2006

DEAN L. RYDER Dean L. Ryder	Director	October 12, 2006

JACK SCHWARTZ Jack Schwartz	Director	October 12, 2006

SYLVIA W. SHULMAN Sylvia W. Shulman	Director	October 12, 2006

LEWIS D. SIEGEL Lewis D. Siegel	Director	October 12, 2006

INDEX TO REGISTRANT'S FINANCIAL STATEMENTS AND SCHEDULES

      Reference is made to the following sections of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 2006, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 17)

      Consolidated Balance Sheets (pages 4 and 5)

      Consolidated Statements of Income and Retained Earnings (page 6)

      Consolidated Statements of Comprehensive Income (page 6)

      Consolidated Statements of Cash Flows (page 7)

      Notes to Consolidated Financial Statements (pages 8-16)

		Page
Financial Statement Schedules:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	13
II	Valuation and Qualifying Accounts	14
III	Real Estate and Accumulated Depreciation	15

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

      We have audited the consolidated financial statements of J.W. Mays, Inc. and subsidiaries as of July 31, 2006 and 2005, and for the three years in the period ended July 31, 2006 and have issued our report thereon dated October 6, 2006; such consolidated financial statements and reports are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J.W. Mays, Inc. and subsidiaries referred to in Item 15(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D'ARCANGELO & CO., LLP
Purchase, N.Y.
October 6, 2006

SCHEDULE II

J.W. MAYS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2006	2005	2004
Allowance for net unrealized gains on marketable securities:
Balance, beginning of period	$1,764,264	$1,773,562	$1,562,901
Additions (reductions)	(1,716,516)	(9,298)	210,661

Balance, end of period	$47,748	$1,764,264	$1,773,562

SCHEDULE III

J.W. MAYS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
July 31, 2006

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I
Description	Encum- brances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried At Close of Period			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
		Land	Building & Improvements	Improvements	Carried Cost	Land	Building & Improvements	Total

Office and Rental Buildings
Brooklyn, New York Fulton Street at Bond Street	$3,379,009	$3,713,494	$6,503,468	$15,670,717	$—	$3,713,494	$22,174,185	$25,887,679	$6,961,729	Various	Various	(1) (2)
Jamaica, New York Jamaica Avenue at 169th Street	4,272,785	—	3,215,699	14,356,247	—	—	17,571,946	17,571,946	7,522,633	1959	1959	(1) (2)
Fishkill, New York Route 9 at Interstate Highway 84	1,834,726	594,723	7,212,116	2,438,652	—	594,723	9,650,768	10,245,491	6,538,174	10/74	11/72	(1)
Brooklyn, New York Jowein Building Fulton Street and Elm Place	2,195,752	1,622,232	770,561	14,964,143	—	1,622,232	15,734,704	17,356,936	7,612,340	1915	1950	(1) (2)
Levittown, New York Hempstead Turnpike	—	95,256	200,560	98,300	—	95,256	298,860	394,116	263,335	4/69	6/62	(1)
Circleville, Ohio Tarlton Road	—	120,849	4,388,456	—	—	120,849	4,388,456	4,509,305	1,481,103	9/92	12/92	(1)

Total(A)	$11,682,272	$6,146,554	$22,290,860	$47,528,059	$—	$6,146,554	$69,818,919	$75,965,473	$30,379,314

(1)	Building and improvements	18–40 years
(2)	Improvements to leased property	3–40 years
(A)	Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $978,571 and Accumulated Depreciation thereon of $770,622 at July 31, 2006.

	Year Ended July 31,
	2006	2005	2004
Investment in Real Estate
Balance at Beginning of Year	$73,265,390	$67,404,633	$59,411,145
Improvements	2,700,083	5,860,757	7,993,488

Balance at End of Year	$75,965,473	$73,265,390	$67,404,633

Accumulated Depreciation
Balance at Beginning of Year	$28,895,827	$27,497,555	$26,240,399
Additions Charged to Costs and Expenses	1,483,487	1,398,272	1,257,156

Balance at End of Year	$30,379,314	$28,895,827	$27,497,555

EXHIBIT INDEX TO FORM 10-K

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable
(3)	(i) Certificate of incorporation—incorporated by reference
(ii) By-laws—incorporated by reference
(iii) Amendment to By-laws, effective November 1, 1999—incorporated by reference
(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above
(9)	Voting trust agreement—not applicable
(10)	Material contracts—(i) and (ii) incorporated by reference
(11)	Statement re computation of per share earnings—not applicable
(12)	Statement re computation of ratios—not applicable
(13)	Annual report to security holders
(16)	Letter re change in certifying auditors—not applicable
(18)	Letter re change in accounting principles—not applicable
(21)	Subsidiaries of the registrant
(22)	Published report regarding matters submitted to vote of security holders—not applicable
(24)	Power of attorney—none
(28)	Information from reports furnished to state insurance regulatory authorities—not applicable
(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act—1 and 2
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

EXHIBIT 13
(Copy of Annual Report to Shareholders attached hereto)
Fiscal Year Ended July 31, 2006
(NEXT PAGE)