Form 10-Q
period 2006-10-31
MAYS J W INC
filed 2006-12-07
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelarated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer       .   Accelerated filer       .   Non-accelerated
filer   X   .

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).        Yes       .       No   X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

        Class                                Outstanding at December 6, 2006
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 19 pages.
                                    -1-

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 11

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                12 - 14

       Controls and Procedures                                14


Part II  -  Other Information                                 15

       Signatures                                             16

       (31) Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002
              (31.1) - Chief Executive Officer                17
              (31.2) - Chief Financial Officer                18

       (32) Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002;
              18 U.S.C. Section 1350                          19



                       J.  W.  MAYS,  INC.

                   CONSOLIDATED BALANCE SHEET
                                                                     October 31         July 31
               ASSETS                                                   2006              2006
 ---------------------------------------------------------------  ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $45,476,029      $45,794,108
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,986,414        2,335,328
  Marketable securities  (Note 4)                                        46,011           45,942
  Receivables                                                           148,693           86,199
  Deferred income taxes                                                  90,000          131,000
  Income taxes refundable                                                52,438              -
  Prepaid expenses                                                      922,462        1,722,222
  Security deposits                                                       8,297            8,297
                                                                   -------------    -------------
       Total current assets                                           3,254,315        4,328,988
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,320,373        2,761,585
  Less accumulated amortization                                       1,374,344        1,301,110
                                                                   -------------    -------------
       Net                                                            1,946,029        1,460,475
  Receivables                                                             5,867            6,267
  Security deposits                                                   1,439,766        1,337,900
  Unbilled receivables (Note 9)                                       4,066,567        4,204,567
  Marketable securities  (Note 4)                                       168,000          158,000
                                                                   -------------    -------------
       Total other assets                                             7,626,229        7,167,209
                                                                   -------------    -------------

        TOTAL ASSETS                                                $56,356,573      $57,290,305
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                          $10,576,774      $10,696,864
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                           1,132,666        1,030,800
                                                                   -------------    -------------
       Total long-term debt                                          12,709,440       12,727,664
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,411,000        2,445,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      112,521           61,908
  Payroll and other accrued liabilities                               1,449,307        1,269,578
  Income taxes payable                                                      -            794,314
  Other taxes payable                                                     3,092            5,645
  Current portion of mortgages payable (Note 6)                       2,194,405        2,338,492
  Current portion of security deposits payable                            8,297            8,297
                                                                   -------------    -------------
       Total current liabilities                                      3,767,622        4,478,234
                                                                   -------------    -------------

       Total liabilities                                             18,888,062       19,650,898
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities -
     net of deferred taxes of $19,000 at October 31, 2006
     and $16,000 at July 31, 2006                                        38,748           31,748
  Retained earnings                                                  33,193,073       33,370,969
                                                                   -------------    -------------
                                                                     38,756,363       38,927,259
  Less common stock held in treasury, at cost - 162,517
    shares at October 31, 2006 and at July 31, 2006 (Note 12)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    37,468,511       37,639,407
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $56,356,573      $57,290,305
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                    -3-

                                 J.  W. MAYS, INC.

               CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                     Three Months Ended
                                                                         October 31

                                                                     2006            2005
                                                               --------------  --------------
                                                                  (Unaudited)     (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                    $3,302,702      $3,340,919

  Recovery of real estate taxes                                        13,996             -
                                                                --------------  --------------
      Total revenues                                                3,316,698       3,340,919
                                                                --------------  --------------


Expenses
  Real estate operating expenses                                    2,125,891       1,842,091
  Administrative and general expenses                                 731,140         700,012
  Depreciation and amortization                                       394,932         379,200
                                                                --------------  --------------
       Total expenses                                               3,251,963       2,921,303
                                                                --------------  --------------
Income  from operations before investment income,
  interest expense and income taxes                                    64,735         419,616
                                                                --------------  --------------
Investment income and interest expense
  Investment income (Note 4)                                           23,500          20,452
  Interest expense (Notes 6, 8, and 11)                              (257,131)       (232,759)
                                                                --------------  --------------
                                                                     (233,631)       (212,307)
                                                                --------------  --------------

Income (loss) before income taxes                                    (168,896)        207,309
Income taxes provided                                                   9,000          80,000
                                                                --------------  --------------
Net income (loss)                                                    (177,896)        127,309

Retained earnings, beginning of period                             33,370,969      31,937,587
                                                                --------------  --------------
Retained earnings, end of period                                  $33,193,073     $32,064,896
                                                                ==============  ==============

Income (loss) per common share  (Note 2)                                $(.09)           $.06
                                                                ==============  ==============

Dividends per share                                                      $-              $-
                                                                ==============  ==============

Average common shares outstanding                                   2,015,780       2,015,780
                                                                --------------  --------------


See Notes to Consolidated Financial Statements.


                         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                      Three Months Ended
                                                                           October 31
                                                                ------------------------------
                                                                      2006            2005
                                                                --------------  --------------
                                                                  (Unaudited)     (Unaudited)

Net income (loss)                                                   $(177,896)       $127,309
                                                                --------------  --------------

Other comprehensive income, net of taxes (Note 3)


  Unrealized gain on available-for-sale securities:
     Net of taxes of $3,000 and $47,000 for the three
     months ended October 31, 2006 and 2005, respectively.              7,000         104,925
                                                                --------------  --------------

  Net change in comprehensive income                                    7,000         104,925
                                                                --------------  --------------

Comprehensive income (loss)                                         $(170,896)       $232,234
                                                                ==============  ==============

See Notes to Consolidated Financial Statements.

                                    -4-

                                     J.  W.  MAYS,  INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three Months Ended
                                                                            October 31
                                                                 --------------------------------
                                                                         2006             2005
                                                                  -------------    -------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income (loss)                                                     $(177,896)        $127,309

Adjustments to reconcile income to
  net cash provided by operating activities:
  Depreciation and amortization                                         394,932          379,200
  Amortization of deferred expenses                                      73,234           88,511
  Other assets - deferred expenses                                     (558,788)         (16,644)
                       - unbilled receivables                           138,000           60,000
  Deferred income taxes                                                   4,000          (24,000)
Changes in:
  Receivables                                                           (62,094)        (145,723)
  Prepaid expenses                                                      799,760          697,536
  Income taxes refundable                                               (52,438)         103,900
  Accounts payable                                                       50,613           45,288
  Payroll and other accrued liabilities                                 179,729         (129,876)
  Income taxes payable                                                 (794,314)             -
  Other taxes payable                                                    (2,553)          (2,092)
                                                                   -------------    -------------
     Cash  provided (used) by operating activities                       (7,815)       1,183,409
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                  (76,853)        (771,096)
  Security deposits                                                    (101,866)         (27,591)
  Marketable securities:
    Payments for purchases                                                  (69)             (68)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (178,788)        (798,755)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase - security deposits                                          101,866           27,459
  Decrease - mortgage and other debt payments                          (264,177)        (234,996)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (162,311)        (207,537)
                                                                   -------------    -------------

Increase (decrease) in cash                                            (348,914)         177,117

Cash and cash equivalents at beginning of period                      2,335,328          522,897
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,986,414         $700,014
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

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2006 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2007.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2006 and October 31, 2005.

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


   As of October 31, 2006, the Company's marketable securities were classified as follows:

                                                                         Gross            Gross
                                                                      Unrealized       Unrealized        Fair
                                                          Cost           Gains           Losses          Value
                                                      -------------  -------------    -------------  -------------
   Current:

   Held-to-maturity:

     Certificate of deposit                               $46,011           $-               $-          $46,011
                                                     =============  =============    =============  =============
   Noncurrent:
     Available-for-sale:
       Equity securities                                 $158,000        $10,000             $-         $168,000
                                                     =============  =============    =============  =============

   Investment income consists of the following:

                                                          Three Months Ended
                                                              October 31
                                                    ------------------------------
                                                            2006           2005
                                                     -------------  -------------
   Interest income                                         $5,793           $777
   Dividend income                                         17,707         19,675
                                                     -------------  -------------
        Total                                             $23,500        $20,452
                                                     =============  =============



5. Financial Instruments and Credit Risk Concentrations:

   Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities, cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk.

   The Company derives rental income from forty-nine tenants, of which one tenant accounted for 17.58% and another tenant accounted for 14.01% of rental income during the three months ended October 31, 2006. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $137,500 at October 31, 2006 and July 31, 2006, provided by two tenants.

6. Long-Term Debt - Mortgages and Term Loan:

Long Term Debt - Mortgages and Term Loan:
                                                            October 31, 2006                   July 31, 2006
                                                            --------------------------------  ---------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property      (a)         5%  4/01/07        $1,466,666            $-          $1,533,333             $-
  Jamaica, New York property      (b)      6.81% 10/01/11           107,034       2,586,091           190,899        2,548,553
  Jowein building, Brooklyn, NY   (c)        9 %  4/01/09            54,827       1,147,964            53,621        1,162,131
  Fishkill, New York property     (d,e) Variable  2/18/08                 -       1,834,726                 -        1,834,726
  Bond St. building, Brooklyn, NY (e)   Variable  2/18/08                 -       3,379,009                 -        3,379,009
  Term-loan payable to bank       (f)      6.50%  5/01/10           325,878         948,984           320,639        1,032,445
  Jowein building, Brooklyn, NY   (g)   Variable  8/01/10           240,000         680,000           240,000          740,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                     $2,194,405     $10,576,774        $2,338,492      $10,696,864
                                                              ==============  ==============    ==============  ===============

(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. The outstanding balance of the loan, totaling $1,355,555 will become due and payable on April 1, 2007. The Company intends to negotiate with the bank to extend this loan.

(b) The Company, on December 13, 2000, closed a loan with a bank in the amount of $3,500,000. The loan is secured by a second position leasehold mortgage covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. The outstanding balance of the loan, totaling $2,739,452, became due and payable on October 1, 2006. The Company exercised its option to extend the loan for a additional five (5) years to October 1, 2011. The interest rate for the extended period will be 6.81% per annum. At the end of the five year period there will be a balance due on the loan of $2,077,680.

   Payments are made, in arrears, on the first day of each and every month calculated during the ten (10) year period of the term loan, at the sum of the interest rate plus amortization sufficient to fully liquidate the loan over a fifteen (15) year period. As additional collateral security, the Company will conditionally assign to the bank all leases and rents on the premises, or portions thereof, whether now existing or hereafter consummated. The Company has an option to prepay principal, in whole or in part, plus interest accrued thereon, at any time during the term, without premium or penalty. Other provisions of the loan agreement provide certain restrictions on the incurrence of indebtedness on the Jamaica property and the sale or transfer of the Company's ground lease interest in the premises.

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

(d) On June 2, 1999, the existing first mortgage loan balance on the Fishkill, New York property was extended for a period of five years. Under the terms of the extension agreement, the annual interest rate was reduced from 9% to 8.25% and the interest and principal payments were made in constant monthly amounts based upon a fifteen (15) year payout period. On August 19, 2004 the Company extended the loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. The payments for the extended period of forty-two (42) months will be interest only on the amount owing at a floating rate per annum equal to the one-month LIBOR rate plus 2.25%, but not less than 3.40%. The payments for the seven- year permanent mortgage loan would be on a seventeen (17) year level amortization, plus interest. The interest rate on the permanent loan would be a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum. (See Note 6(e)).

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan also refinanced the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see
   Note 6(d)). The Company will have three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(d)), b) a permanent subordinate mortgage loan in the amount $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. On May 9, 2006, the Company drew down an additional $559,009 on its multiple draw term loan to finance tenant improvements for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The total amount to be financed for tenant improvements and brokerage commissions will be $916,661. The outstanding balance as of October 31, 2006 was $5,213,735.

(f) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan was used to finance the construction costs and brokerage commissions associated with the leasing of 28,801 square feet for office use to a tenant at the Company's Jowein building, in Brooklyn, New York. The loan is a multiple draw loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum.

(g) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan will be secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum. 7. Property and Equipment - at cost:

                                    -9-

                                                 October 31         July 31
                                                    2006             2006
                                             ---------------  ---------------
Property:
  Buildings and improvements                    $60,668,208      $60,601,064
  Improvements  to  leased  property              9,158,009        9,158,009
  Land                                            6,146,554        6,146,554
  Construction in progress                           59,846           59,846
                                               -------------    -------------
                                                 76,032,617       75,965,473
  Less accumulated depreciation                  30,758,975       30,379,314
                                               -------------    -------------
     Property - net                              45,273,642       45,586,159
                                               -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                            721,099          721,099
  Other fixed assets                                233,068          257,472
                                               -------------    -------------
                                                    954,167          978,571
  Less accumulated depreciation                     751,780          770,622
                                               -------------    -------------
  Fixtures and equipment and other - net            202,387          207,949
                                               -------------    -------------

        Property and equipment - net            $45,476,029      $45,794,108
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

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $68,784 and $72,864 as contributions to the Plan for the three months ended October 31, 2006 and October 31, 2005, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.

     Supplemental disclosure:                           Three Months Ended
                                                            October 31
                                                   --------------------------
                                                         2006          2005
                                                   ------------  ------------

     Interest paid, net of capitalized
        interest of $7,683 (2005)                     $259,391      $225,739
     Income taxes paid                                $851,811          $100



12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2006 and at July 31, 2006.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended October 31, 2006 Compared to the Three Months Ended October 31, 2005:

In the three months ended October 31, 2006, the Company reported a net loss of ($177,896), or ($.09) per share. In the comparable three months ended October 31, 2005, the Company reported net income of $127,309, or $.06 per share.

Revenues in the current three months decreased to $3,316,698 from $3,340,919 in the comparable 2005 three months. The decrease in revenues was due to two retail tenants vacating the Jamaica, New York building and an office tenant vacating the Fishkill, New York building, partially offset by the addition of three tenants at the Company's Brooklyn, New York properties.

The recovery of real estate taxes in the current three months in the amount of $13,996, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties.

Real estate operating expenses in the current three months increased to $2,125,891 from $1,842,091 in the comparable 2005 three months primarily due to increases in rental expense, maintenance costs, payroll costs, lease commission expense and licenses and permits.

Administrative and general expenses in the current three months increased to $731,140 from $700,012 in the comparable 2005 three months primarily due to increases in payroll costs and legal and professional costs, partially offset by a decrease in insurance costs.

Depreciation and amortization expense in the current three months increased to $394,932 from $379,200 in the comparable 2005 three months primarily due to depreciation on the additional improvements to the Brooklyn, New York properties.

Interest expense and other expenses in the current three months exceeded investment income by $233,631 and by $212,307 in the comparable 2005 three months. The increase was due primarily to increased interest expense on the additional loans with banks, partially offset by scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,986,414 at October 31, 2006.

The Company is also considering selling its Circleville, Ohio property and a small property in Brooklyn, New York in order to produce additional working capital in case additional capital requirements become necessary.

On October 11, 2005, a tenant in our Jowein building filed for Chapter 11 protection. This tenant accounts for approximately 5% of our annual rental income. Pursuant to an amendment to the lease and the assumption and assignment of the lease to PLVTZ, LLC and the Pride Capital Group (d/b/a Great American Group) ("PLVTZ"), the Company has assigned the lease to PLVTZ and reduced the rent payable under the lease by 12% for the first year ($84,905) commencing April 1, 2006 ("Commencement Date"), and 10% during the second year ($70,754) after the Commencement Date. In addition, the Company has agreed to waive certain pre-petition arrears owed by the tenant ($49,427).

In March 2006, the Company leased an additional 7,411 square feet for office use to an existing tenant at the Company's Bond Street building, in Brooklyn, New York. Rent commenced in October 2006.

In August and September 2006, the Company entered into three additional lease agreements. Two of the lease agreements were for retail use at the Company's Jamaica, New York building. One tenant leased 47,100 square feet and the other tenant leased 28,335 square feet. These tenants replaced the tenants who vacated the premises in February 2006 and June 2006, respectively. Rent commenced in November 2006 for the tenant that leased 28,335 square feet and is anticipated to commence in June 2007 for the tenant that leased 47,100 square feet. The rental income from these lease agreements will more than offset the rental income lost from the previous tenants. The third lease agreement is for 10,000 square feet and will be used for office space at the Company's Jowein building in Brooklyn, New York. Rent commenced in December 2006. The cost of construction to the Company for these tenants will be minor.

In October 2006, the Company entered into a lease agreement with a restaurant at the Company's Levittown premises. The restaurant intends to construct a new building. The tenant's occupancy is subject to it receiving the necessary building permits and licenses to construct the building and open for business within a reasonable time period. Rent is anticipated to commence in August 2007. This will replace the tenant that vacated the premises in September 2004. The rental income from this lease agreement will more than offset the rental income lost from the previous tenant.

The following table represents the increase in square foot occupancy at the Company's properties, due to the aforementioned lease agreements.

   Bond Street building, Brooklyn, New York                 7,411
   Jowein building, Brooklyn, New York                     10,000
   Jamaica building, Jamaica, New York                     75,435
   Levittown, New York building                            15,243
                                                          -------
       Total                                              108,089

On November 16, 2006, the Company drew down an additional $315,706 on its multiple draw term loan, to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The total amount to be financed for tenant improvements and brokerage commissions is $916,661. The balance left to be financed is $41,946. (See Note 6(e) to the Consolidated Financial Statements).


On November 16, 2006, the Company closed a loan with a bank to finance the cost of two new elevators at the Company's Bond Street building in Brooklyn, New York. The amount to be financed will be $850,000 and is part of the $12,000,000 multiple draw term loan. (See Note 6(e) to the Consolidated Financial Statements). The total cost of the elevator project is estimated to be $1,100,000 and is anticipated to be completed in the latter half of 2007.

Cash Flows From Operating Activities:

Prepaid Expenses: Expenditures for the three months ended October 31, 2006 decreased by $71,265 compared to the period ended October 31, 2005, due to decreases in real estate taxes and insurance premiums paid.

Deferred Expenses: The Company had expenditures for brokerage commissions in the three months ended October 31, 2006, in the amount of $488,520 relating to tenants at its Brooklyn, New York and Jamaica, New York properties.

Payroll and Other Accrued Liabilities:   The Company paid $88,728 for
commissions incurred in order to lease space at the Company's properties in the three months ended October 31, 2006. The original amount of the brokerage commissions was $1,790,763. As of October 31, 2006, $1,137,804 had been paid. The Company also incurred additional brokerage commissions in the amount of $488,520 relating to three tenants.

Cash Flows From Financing Activities:

Lease security: The Company increased tenant security deposits by $99,167 due to the leasing of space to two tenants at the Company's Brooklyn, New York and Jamaica, New York properties.

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2006, the Company had fixed-rate debt of $7,637,444 and variable-rate debt of $6,133,735. Because of the extension of the Fishkill, New York property loan, the Bond Street building, Brooklyn, New York and the Jowein building, Brooklyn, New York loans (presently with balances of $1,834,726, $3,379,009, and $920,000, respectively), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $61,337 for these loans.


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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of October 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

   (a)  List of Exhibits:

                                                              Sequentially
    Exhibit                                                     Numbered
    Number                     Exhibit                           Page
   --------                   ---------                       ------------

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

   (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the three months ended October 31, 2006. Item reported - The Company reported its financial results for the three and twelve months ended July 31, 2006.
        Date of report filed - October 13, 2006.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                               -------------------
                                                 (Registrant)



Date     December 6, 2006                      Lloyd J. Shulman
                                               -------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     December 6, 2006                      Mark S. Greenblatt
                                               -------------------
                                               Mark S. Greenblatt
                                               Vice President
                                               Chief Financial Officer

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

Date:   December 6, 2006

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

Date:   December 6, 2006

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


December 6, 2006

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