Form 10-Q
period 2007-01-31
MAYS J W INC
filed 2007-03-08
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 2007

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

        Class                                Outstanding at March 7, 2007
Common Stock,  $1 par value                       2,015,780 shares

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

                                       J.  W.  MAYS,  INC.

                                   CONSOLIDATED BALANCE SHEET



                     ASSETS
 --------------------------------------------------------
                                                                     January 31         July 31
                                                                        2007             2006
                                                                  ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $45,185,486      $45,794,108
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,791,419        2,335,328
  Marketable securities  (Note 4)                                        46,390           45,942
  Receivables                                                            48,141           86,199
  Deferred income taxes                                                 110,000          131,000
  Income taxes refundable                                               209,442              -
  Prepaid expenses                                                    1,453,715        1,722,222
  Security deposits                                                       8,297            8,297
                                                                   -------------    -------------
       Total current assets                                           3,667,404        4,328,988
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,470,681        2,761,585
  Less accumulated amortization                                       1,446,920        1,301,110
                                                                   -------------    -------------
       Net                                                            2,023,761        1,460,475
  Receivables                                                             5,467            6,267
  Security deposits                                                   1,439,766        1,337,900
  Unbilled receivables (Note 9)                                       3,928,567        4,204,567
  Marketable securities  (Note 4)                                       171,000          158,000
                                                                   -------------    -------------
       Total other assets                                             7,568,561        7,167,209
                                                                   -------------    -------------

        TOTAL ASSETS                                                $56,421,451      $57,290,305
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                          $12,047,583      $10,696,864
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                           1,132,666        1,030,800
                                                                   -------------    -------------
       Total long-term debt                                          14,180,249       12,727,664
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,375,000        2,445,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       78,622           61,908
  Payroll and other accrued liabilities                               1,513,809        1,269,578
  Income taxes payable                                                      -            794,314
  Other taxes payable                                                     9,608            5,645
  Current portion of mortgages payable (Note 6)                         794,119        2,338,492
  Current portion of security deposits payable                            8,297            8,297
                                                                   -------------    -------------
       Total current liabilities                                      2,404,455        4,478,234
                                                                   -------------    -------------

       Total liabilities                                             18,959,704       19,650,898
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities
    - net of deferred taxes of $20,000 at January 31, 2007
    and $16,000 at July 31, 2006                                         40,748           31,748
  Retained earnings                                                  33,184,309       33,370,969
                                                                   -------------    -------------
                                                                     38,749,599       38,927,259
  Less common stock held in treasury, at cost - 162,517
    shares at January 31, 2007 and at July 31, 2006 (Note 12)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    37,461,747       37,639,407
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $56,421,451      $57,290,305
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                  -3-

                                              J.  W. MAYS, INC.

                              CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                    Three Months Ended                Six Months Ended
                                                                        January 31                        January 31

                                                                    2007            2006              2007           2006
                                                             --------------  --------------    --------------   --------------
                                                                (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                  $3,390,563      $3,355,014        $6,693,265       $6,695,933

  Recovery of real estate taxes                                         -            31,770            13,996           31,770
                                                              --------------  --------------    --------------  ---------------
      Total revenues                                              3,390,563       3,386,784         6,707,261        6,727,703
                                                              --------------  --------------    --------------  ---------------


Expenses
  Real estate operating expenses                                  2,094,811       2,027,850         4,220,702        3,869,941
  Administrative and general expenses                               696,128         788,914         1,427,268        1,488,926
  Depreciation and amortization                                     393,871         382,553           788,803          761,753
                                                              --------------  --------------    --------------  ---------------
       Total expenses                                             3,184,810       3,199,317         6,436,773        6,120,620
                                                              --------------  --------------    --------------  ---------------
Income  from operations before investment income,
  interest expense and income taxes                                 205,753         187,467           270,488          607,083
                                                              --------------  --------------    --------------  ---------------
Investment income and interest expense
  Investment income (Note 4)                                         18,820          20,671            42,320           41,123
  Interest expense (Notes 6, 8, and 11)                            (256,337)       (249,335)         (513,468)        (482,094)
                                                              --------------  --------------    --------------  ---------------
                                                                   (237,517)       (228,664)         (471,148)        (440,971)
                                                              --------------  --------------    --------------  ---------------

Income (loss) before income taxes                                   (31,764)        (41,197)         (200,660)         166,112
Income taxes provided (benefit)                                     (23,000)         17,000           (14,000)          97,000
                                                              --------------  --------------    --------------  ---------------
Net income (loss)                                                    (8,764)        (58,197)         (186,660)          69,112

Retained earnings, beginning of period                           33,193,073      32,064,896        33,370,969       31,937,587
                                                              --------------  --------------    --------------  ---------------
Retained earnings, end of period                                $33,184,309     $32,006,699       $33,184,309       32,006,699
                                                              ==============  ==============    ==============  ===============

Income (loss) per common share  (Note 2)                              $(.00)          $(.03)            $(.09)            $.03
                                                              ==============  ==============    ==============  ===============

Dividends per share                                                    $-              $-                $-               $-
                                                              ==============  ==============    ==============  ===============

Average common shares outstanding                                 2,015,780       2,015,780         2,015,780        2,015,780
                                                              --------------  --------------    --------------  ---------------


See Notes to Consolidated Financial Statements.


                              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                                                                    Three Months Ended                Six Months Ended
                                                                        January 31                        January 31

                                                                    2007            2006              2007           2006
                                                              --------------  --------------    --------------  ---------------
                                                                (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)

Net income (loss)                                                   $(8,764)       $(58,197)        $(186,660)         $69,112
                                                              --------------  --------------    --------------  ---------------

Other comprehensive income, net of taxes (Note 3)

   Unrealized gain on available-for-sale securities:
       Net of taxes of $1,000 and $11,000 for the three
       months ended January 31, 2007 and 2006, respectively,
       and $4,000 and $58,000 for the six months ended
       January 31, 2007 and 2006, respectively.                       2,000           6,497             9,000          111,422
                                                              --------------  --------------    --------------  ---------------

  Net change in comprehensive income                                  2,000           6,497             9,000          111,422
                                                              --------------  --------------    --------------  ---------------

Comprehensive income (loss)                                         $(6,764)       $(51,700)        $(177,660)        $180,534
                                                              ==============  ==============    ==============  ===============

See Notes to Consolidated Financial Statements.

                                  -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Six Months Ended
                                                                            January 31
                                                                 --------------------------------
                                                                        2007             2006
                                                                  -------------    -------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income (loss)                                                     $(186,660)         $69,112

Adjustments to reconcile income to
  net cash provided by operating activities:
  Depreciation and amortization                                         788,803          761,753
  Amortization of deferred expenses                                     145,810          182,546
  Other assets - deferred expenses                                     (709,096)        (233,664)
                       - unbilled receivables                           276,000          102,464
  Deferred income taxes                                                 (53,000)         (65,000)
Changes in:
  Receivables                                                            38,858           28,853
  Prepaid expenses                                                      268,507          183,792
  Income taxes refundable                                              (209,442)         204,970
  Accounts payable                                                       16,714          (10,714)
  Payroll and other accrued liabilities                                 244,231           (5,977)
  Income taxes payable                                                 (794,314)             -
  Other taxes payable                                                     3,963             (824)
                                                                   -------------    -------------
     Cash  provided (used) by operating activities                     (169,626)       1,217,311
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (180,181)      (1,194,115)
  Security deposits                                                    (101,866)         (96,631)
  Marketable securities:
    Payments for purchases                                                 (448)            (137)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (282,495)      (1,290,883)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - securities broker                                            -            553,166
  Payments - securities broker                                              -             (2,250)
  Increase - security deposits                                          101,866           96,500
  Borrowings - mortgage and other debt                                  315,706
  Decrease - mortgage and other debt payments                          (509,360)        (492,229)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                      (91,788)         155,187
                                                                   -------------    -------------

Increase (decrease) in cash                                            (543,909)          81,615

Cash and cash equivalents at beginning of period                      2,335,328          522,897
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,791,419         $604,512
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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the six months ended January 31, 2007 and January 31, 2006.

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


            As of January 31, 2007, the Company's marketable securities were classified as follows:

                                                                                  Gross            Gross
                                                                               Unrealized       Unrealized        Fair
                                                                   Cost           Gains           Losses          Value
                                                               -------------  -------------    -------------  -------------
            Current:

              Held-to-maturity:

                Certificate of deposit                               $46,390           $-               $-          $46,390
                                                                =============  =============    =============  =============
            Noncurrent:
              Available-for-sale:
                Equity securities                                   $110,252        $60,748             $-         $171,000
                                                                =============  =============    =============  =============

            Investment income consists of the following:

                                                                     Three Months Ended              Six Months Ended
                                                                         January 31                      January 31
                                                               ------------------------------  ------------------------------
                                                                   2007           2006             2007           2006
                                                                -------------  -------------    -------------  -------------
            Interest income                                           $3,378           $996           $9,171         $1,773
            Dividend income                                           15,442         19,675           33,149         39,350
                                                                -------------  -------------    -------------  -------------
                 Total                                               $18,820        $20,671          $42,320        $41,123
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

   The Company derives rental income from fifty-two tenants, of which one tenant accounted for 17.38% and another tenant accounted for 13.64% of rental income during the six months ended January 31, 2007. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $137,500 at January 31, 2007 and July 31, 2006, provided by two tenants.

6.  Long-Term Debt - Mortgages and Term Loan:


                                                                     January 31, 2007                  July 31, 2006
                                                            --------------------------------  ---------------------------------
                                        Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property      (a)      5.00%  4/01/07           $58,058      $1,341,942        $1,533,333             $-
  Jamaica, New York property      (b)      6.81% 10/01/11           108,798       2,558,562           190,899        2,548,553
  Jowein building, Brooklyn, NY   (c)      9.00%  4/01/09            56,061       1,133,478            53,621        1,162,131
  Fishkill, New York property     (d,e) Variable  2/18/08                 -       1,834,726                 -        1,834,726
  Bond St. building, Brooklyn, NY (e)   Variable  2/18/08                 -       3,694,715                 -        3,379,009
  Term-loan payable to bank       (f)      6.50%  5/01/10           331,202         864,160           320,639        1,032,445
  Jowein building, Brooklyn, NY   (g)   Variable  8/01/10           240,000         620,000           240,000          740,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $794,119     $12,047,583        $2,338,492      $10,696,864
                                                              ==============  ==============    ==============  ===============

(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. In February 2007, the Company entered into a commitment agreement with a bank to extend the loan for five years with an option for an additional five year period. The interest rate for the initial five years will be 6.00% per annum. Interest and amortization of principal will be made in constant monthly amounts based on a thirty year (30) payout period. The outstanding balance of the loan totaling $1,254,098 will become due and payable on April 1, 2012.

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

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan also refinanced the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see
    Note 6(d)). The Company will have three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(d)), b) a permanent subordinate mortgage loan in the amount $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. On May 9, 2006 and November 16, 2006, the Company drew down additional amounts of $559,009 and $315,706, respectively, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The total amount to be financed for tenant improvements and brokerage commissions will be $916,661. The outstanding balance as of January 31, 2007 was $5,529,441.

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

7.   Property and Equipment - at cost:

                                                                    January 31         July 31
                                                                       2007             2006
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $60,767,277      $60,601,064
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               6,146,554        6,146,554
  Construction in progress                                              64,105           59,846
                                                                  -------------    -------------
                                                                    76,135,945       75,965,473
  Less accumulated depreciation                                     31,141,630       30,379,314
                                                                  -------------    -------------
     Property - net                                                 44,994,315       45,586,159
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               721,099          721,099
  Other fixed assets                                                   233,068          257,472
                                                                  -------------    -------------
                                                                       954,167          978,571
  Less accumulated depreciation                                        762,996          770,622
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               191,171          207,949
                                                                  -------------    -------------

        Property and equipment - net                               $45,185,486      $45,794,108
                                                                  =============    =============


8.   Note Payable:

     On December 15, 2004, the Company borrowed $1,000,000 from a director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan is for a period of three (3) years maturing on December 15, 2007, at an interest rate of 7.50% per annum. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The funds were used towards the purchase of a one-half interest in a parcel which is part of the Company's Brooklyn, New York properties. The total purchase price was $1,500,000. The constant quarterly payments of interest are $18,750. The Company intends to negotiate with the director to extend this loan.

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $69,111 and $137,895 as contributions to the Plan for the three and six months ended January 31, 2007, respectively, and $75,378 and $148,242 as contributions to the Plan for the three and six months ended January 31, 2006, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.

       Supplemental disclosure:
                                                      Six Months Ended
                                                         January 31
                                              -----------------------------
                                                   2007           2006
                                              --------------  -------------

       Interest paid, net of capitalized
         interest of $10,421 (2006)                $514,858       $475,921
       Income taxes paid (refunded)              $1,042,755       $(42,970)


12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2007 and at July 31, 2006.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended January 31, 2007 Compared to the Three Months Ended January 31, 2006:

In the three months ended January 31, 2007, the Company reported a net loss of ($8,764), or ($.00) per share. In the comparable three months ended January 31, 2006, the Company reported a net loss of ($58,197), or ($.03) per share.

Revenues in the current three months increased to $3,390,563 from $3,386,784 in the comparable 2006 three months.

Real estate operating expenses in the current three months increased to $2,094,811 from $2,027,850 in the comparable 2006 three months primarily due to increases in rental expense, partially offset by decreases in maintenance costs, payroll costs and utility costs.

Administrative and general expenses in the current three months decreased to $696,128 from $788,914 in the comparable 2006 three months primarily due to decreases in payroll costs, legal and professional costs, and insurance costs.

Depreciation and amortization expense in the current three months increased to $393,871 from $382,553 in the comparable 2006 three months primarily due to depreciation on the additional improvements to the Brooklyn, New York properties.

Interest expense in the current three months exceeded investment income by $237,517 and by $228,664 in the comparable 2006 three months. The increase was due primarily to increased interest expense on the additional loans with banks, partially offset by scheduled repayments of debt.

Six Months Ended January 31, 2007 Compared to the Six Months Ended January 31, 2006:

In the six months ended January 31, 2007, the Company reported a net loss of ($186,660), or ($.09) per share. In the comparable six months ended January 31, 2006, the Company reported net income of $69,112, or $.03 per share.

Revenues in the current six months decreased to $6,707,261 from $6,727,703 in the comparable 2006 six months.

The recovery of real estate taxes in the current six months in the amount of $13,996, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties. The comparable 2006 six months had a recovery of real estate taxes in the amount of $31,770, net of legal expenses.

Real estate operating expenses in the current six months increased to $4,220,702 from $3,869,941 in the comparable 2006 six months primarily due to increases in rental expense, maintenance costs, licenses and permits, and lease commission expense, partially offset by decreases in payroll costs and utility costs.

Administrative and general expenses in the current six months decreased to $1,427,268 from $1,488,926 in the comparable 2006 six months primarily due to decreases in payroll costs, and insurance costs.

Depreciation and amortization expense in the current six months increased to $788,803 from $761,753 in the comparable 2006 six months primarily due to depreciation on the additional improvements to the Brooklyn, New York properties.

Interest expense in the current six months exceeded investment income by $471,148 and by $440,971 in the comparable 2006 six months. The increase was due primarily to increased interest expense on the additional loans with banks, partially offset by scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,791,419 at January 31, 2007.

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

In August and September 2006, the Company entered into three additional lease agreements. Two of the lease agreements were for retail use at the Company's Jamaica, New York building. One tenant leased 47,100 square feet and the other tenant leased 28,335 square feet. These tenants replaced the tenants who vacated the premises in February 2006 and June 2006, respectively. Rent commenced in November 2006 for the tenant that leased 28,335 square feet and is anticipated to commence in June 2007 for the tenant that leased 47,100 square feet. The rental income from these lease agreements will more than offset the rental income lost from the previous tenants. The third lease agreement is for 10,000 square feet and will be used for office space at the Company's Jowein building in Brooklyn, New York. Rent commenced in December 2006. The cost of construction to the Company for these tenants will be insignificant.

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

   Bond Street building, Brooklyn, New York7,411
   Jowein building, Brooklyn, New York10,000
   Jamaica building, Jamaica, New York75,435
   Levittown, New York building       15,243
       Total                         108,089

The Company was informed by a tenant who occupies 32,890 square feet of office space at its Jamaica, New York property, that the tenant would not be exercising its option to extend its lease agreement. The tenant will vacate the premises on April 30, 2007. The annual loss in rental income to the Company will be approximately $700,000. The Company is actively seeking through brokers, tenants to occupy the vacated space.

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

Cash Flows From Operating Activities:

Prepaid Expenses: Expenditures for the six months ended January 31, 2007 decreased by $75,513 compared to the period ended January 31, 2006, due to decreases in insurance premiums paid.

Deferred Expenses: The Company had expenditures for brokerage commissions in the six months ended January 31, 2007, in the amount of $600,969 relating to tenants at its Brooklyn, New York and Jamaica, New York properties.

Payroll and Other Accrued Liabilities:   The Company paid $293,116 for
commissions incurred in order to lease space at the Company's properties in the six months ended January 31, 2007. The original amount of the brokerage commissions was $1,910,791. As of January 31, 2007, $1,342,192 had been paid. The Company also incurred additional brokerage commissions in the amount of $608,548 relating to four new tenants.

Cash Flows From Financing Activities:

Borrowing: The Company drew down an additional $315,706 on its multiple draw term loan, to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn New York. The total amount to be financed for tenant improvements and brokerage commissions will be $916,661. (See Note 6(e) to the Consolidated Financial Statements).

Lease security: The Company increased tenant security deposits by $99,167 due to the leasing of space to two tenants at the Company's Brooklyn, New York and Jamaica, New York properties.

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2007, the Company had fixed-rate debt of $7,452,261 and variable-rate debt of $6,389,441. Because of the variable rates on the extension of the Fishkill, New York property loan, the Bond Street building, Brooklyn, New York and the Jowein building, Brooklyn, New York loans (presently with balances of $1,834,726, $3,694,715, and $860,000, respectively), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $63,894 for these loans.


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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of January 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

   (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the three months ended January 31, 2007.
        Item reported - The Company reported its financial results for the three months ended October 31, 2006.
        Date of report filed - December 7, 2006.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                           ----------------------------
                                                 (Registrant)



Date     March 7, 2007                         Lloyd J. Shulman
     ---------------------                 ----------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     March 7, 2007                         Mark S. Greenblatt
     ---------------------                 ----------------------------
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

Date:   March 7, 2007

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

Date:   March 7, 2007

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 7, 2007

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