Form 10-Q
period 2007-04-30
MAYS J W INC
filed 2007-06-07
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2007

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
Yes   X       No
    ----         ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelarated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer       Accelerated filer      Non-accelerated filer   X
                        ----                    ----                       ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes       No   X
                                       ----     ----

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

        Class                                Outstanding at June 6, 2007
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 20 pages.
                                   - 1 -

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


                                   - 2 -


                        J. W. MAYS, INC.

                   CONSOLIDATED BALANCE SHEET
                                                                      April 30          July 31
                             ASSETS                                     2007              2006
                            --------                              ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $44,979,436      $45,794,108
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           2,337,654        2,335,328
  Marketable securities  (Note 4)                                        46,891           45,942
  Receivables                                                           194,568           86,199
  Deferred income taxes                                                  97,000          131,000
  Income taxes refundable                                               434,615              -
  Prepaid expenses                                                      822,440        1,722,222
  Security deposits                                                       8,297            8,297
                                                                   -------------    -------------
       Total current assets                                           3,941,465        4,328,988
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,492,371        2,761,585
  Less accumulated amortization                                       1,519,647        1,301,110
                                                                   -------------    -------------
       Net                                                            1,972,724        1,460,475
  Receivables                                                             5,067            6,267
  Security deposits                                                   1,440,397        1,337,900
  Unbilled receivables (Note 9)                                       3,790,567        4,204,567
  Marketable securities  (Note 4)                                       170,000          158,000
                                                                   -------------    -------------
       Total other assets                                             7,378,755        7,167,209
                                                                   -------------    -------------

        TOTAL ASSETS                                                $56,299,656      $57,290,305
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
             --------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                          $11,814,194      $10,696,864
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                           1,133,297        1,030,800
                                                                   -------------    -------------
       Total long-term debt                                          13,947,491       12,727,664
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,338,000        2,445,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      251,177           61,908
  Payroll and other accrued liabilities                               1,470,308        1,269,578
  Income taxes payable                                                      -            794,314
  Other taxes payable                                                     3,615            5,645
  Current portion of mortgages payable (Note 6)                         801,591        2,338,492
  Current portion of security deposits payable                            8,297            8,297
                                                                   -------------    -------------
       Total current liabilities                                      2,534,988        4,478,234
                                                                   -------------    -------------

       Total liabilities                                             18,820,479       19,650,898
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities - net of
  deferred taxes of $20,000 at April 30, 2007 and $16,000
  at July 31, 2006                                                       39,748           31,748
  Retained earnings                                                  33,202,739       33,370,969
                                                                   -------------    -------------
                                                                     38,767,029       38,927,259
  Less common stock held in treasury, at cost - 162,517
    shares at April 30, 2007 and at July 31, 2006 (Note 12)           1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    37,479,177       37,639,407
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $56,299,656      $57,290,305
                                                                   =============    =============

See Notes to Consolidated Financial Statements.



                                                        J. W. MAYS, INC.

                                      CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                   Three Months Ended            Nine Months Ended
                                                                       April 30                       April 30

                                                                   2007           2006            2007           2006
                                                             -------------  -------------   -------------   -------------
                                                                                          <
                                                               (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                 $3,450,801     $3,362,194     $10,144,066    $10,058,127

  Recovery of real estate taxes                                     25,487        163,835          39,483        195,605
                                                              -------------  -------------   -------------  -------------
      Total revenues                                             3,476,288      3,526,029      10,183,549     10,253,732
                                                              -------------  -------------   -------------  -------------


Expenses
  Real estate operating expenses                                 2,191,194      2,020,651       6,411,896      5,890,592
  Administrative and general expenses                              760,432        829,390       2,187,700      2,318,316
  Depreciation and amortization                                    395,382        381,264       1,184,185      1,143,017
                                                              -------------  -------------   -------------  -------------
       Total expenses                                            3,347,008      3,231,305       9,783,781      9,351,925
                                                              -------------  -------------   -------------  -------------
Income  from operations before investment income,
  interest expense and income taxes                                129,280        294,724         399,768        901,807
                                                              -------------  -------------   -------------  -------------
Investment income and interest expense
  Investment income (Note 4)                                        18,422         38,111          60,742         79,234
  Interest expense (Notes 6, 8, and 11)                           (251,272)      (216,698)       (764,740)      (698,792)
                                                              -------------  -------------   -------------  -------------
                                                                  (232,850)      (178,587)       (703,998)      (619,558)
                                                              -------------  -------------   -------------  -------------

Income (loss) before income taxes                                 (103,570)       116,137        (304,230)       282,249
Income taxes provided (benefit)                                   (122,000)        21,000        (136,000)       118,000
                                                              -------------  -------------   -------------  -------------
Net income (loss)                                                   18,430         95,137        (168,230)       164,249

Retained earnings, beginning of period                          33,184,309     32,006,699      33,370,969     31,937,587
                                                              -------------  -------------   -------------  -------------
Retained earnings, end of period                               $33,202,739    $32,101,836     $33,202,739    $32,101,836
                                                              =============  =============   =============  =============

Income (loss) per common share  (Note 2)                              $.01           $.05           $(.08)          $.08
                                                              =============  =============   =============  =============

Dividends per share                                                   $-             $-              $-             $-
                                                              =============  =============   =============  =============

Average common shares outstanding                                2,015,780      2,015,780       2,015,780      2,015,780
                                                              -------------  -------------   -------------  -------------


See Notes to Consolidated Financial Statements.


                                      CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                  Three Months Ended             Nine Months Ended
                                                                        April 30                       April 30
                                                             -------------- --------------- -------------- ------------
                                                                   2007           2006            2007          2006
                                                             -------------  -------------    -------------  -------------
                                                               (Unaudited)    (Unaudited)      (Unaudited)   (Unaudited)

Net income (loss)                                                  $18,430        $95,137       $(168,230)      $164,249
                                                              -------------  -------------   -------------  -------------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain on available-for-sale securities:
     Net of taxes of $ 0 and $43,000 for the three
     months ended April 30, 2007 and 2006, respectively,
     and $4,000 and $101,000 for the nine months ended
     April 30, 2007 and 2006, respectively.                         (1,000)        85,619           8,000        197,041
                                                              -------------  -------------   -------------  -------------

  Net change in comprehensive income                                     -         85,619               -        197,041
                                                              -------------  -------------   -------------  -------------

Comprehensive income (loss)                                        $17,430       $180,756       $(160,230)      $361,290
                                                              =============  =============   =============  =============

See Notes to Consolidated Financial Statements.

                                   - 4 -

                                     J. W. MAYS, INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          Nine Months Ended
                                                                            April 30
                                                                 --------------------------------
                                                                        2007             2006
                                                                  -------------    -------------
                                                                     (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income (loss)                                                     $(168,230)        $164,249

Adjustments to reconcile income to
  net cash provided by operating activities:
  Depreciation and amortization                                       1,184,185        1,143,017
  Amortization of deferred expenses                                     218,537          261,164
  Other assets - deferred expenses                                     (730,786)        (234,222)
                       - unbilled receivables                           414,000          221,980
  Deferred income taxes                                                 (77,000)        (100,000)
Changes in:
  Receivables                                                          (107,169)          42,925
  Prepaid expenses                                                      899,782          857,826
  Income taxes refundable                                              (434,615)         196,856
  Accounts payable                                                      189,269          (29,835)
  Payroll and other accrued liabilities                                 200,730          135,579
  Income taxes payable                                                 (794,314)             -
  Other taxes payable                                                    (2,030)          (1,668)
                                                                   -------------    -------------
     Cash  provided by operating activities                             792,359        2,657,871
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (369,513)      (2,062,781)
  Security deposits                                                    (102,497)        (117,593)
  Marketable securities:
    Payments for purchases                                                 (949)            (205)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (472,959)      (2,180,579)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Borrowings - securities broker                                            -            563,572
  Payments - securities broker                                              -            (21,925)
  Increase - security deposits                                          102,497          117,463
  Borrowings - mortgage and other debt                                  315,706              -
  Decrease - mortgage and other debt payments                          (735,277)        (752,813)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (317,074)         (93,703)
                                                                   -------------    -------------

Increase in cash                                                          2,326          383,589

Cash and cash equivalents at beginning of period                      2,335,328          522,897
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $2,337,654         $906,486
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                   - 5 -

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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months and nine months ended April 30, 2007 and April 30, 2006.

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


   As of April 30, 2007, the Company's marketable securities were classified as follows:

                                                                         Gross            Gross
                                                                      Unrealized       Unrealized        Fair
                                                          Cost           Gains           Losses          Value
                                                      -------------  -------------    -------------  -------------
   Current:

     Held-to-maturity:

       Certificate of deposit                               $46,891           $-               $-          $46,891
                                                       =============  =============    =============  =============
   Noncurrent:
     Available-for-sale:
       Equity securities                                   $110,252        $59,748             $-         $170,000
                                                       =============  =============    =============  =============

   Investment income consists of the following:

                                                             Three Months Ended              Nine Months Ended
                                                                  April 30                       April 30
                                                     ------------------------------   -----------------------------
                                                              2007           2006             2007           2006
                                                     ---------------  -------------   --------------  -------------
   Interest income                                           $6,490        $18,436          $15,661        $20,209
   Dividend income                                           11,932         19,675           45,081         59,025
                                                       -------------  -------------    -------------  -------------
        Total                                               $18,422        $38,111          $60,742        $79,234
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

   The Company derives rental income from fifty-two tenants, of which one tenant accounted for 17.34% and another tenant accounted for 13.70% of rental income during the nine months ended April 30, 2007. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $137,500 at April 30, 2007 and July 31, 2006, provided by two tenants.

6.  Long-Term Debt - Mortgages and Term Loan:

Long Term Debt - Mortgages and Term Loan:
                                                                      April 30, 2007                    July 31, 2006
                                                            --------------------------------  ---------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        6%  4/01/12           $57,498      $1,298,058        $1,533,333             $-
  Jamaica, New York property       (b)     6.81% 10/01/11           110,156       2,530,080           190,899        2,548,553
  Jowein building, Brooklyn, NY    (c)       9 %  4/01/09            57,323       1,118,665            53,621        1,162,131
  Fishkill, New York property     (d,e) Variable  2/18/08                 -       1,834,726                 -        1,834,726
  Bond St. building, Brooklyn, NY  (e)  Variable  2/18/08                 -       3,694,715                 -        3,379,009
  Term-loan payable to bank        (f)     6.50%  5/01/10           336,614         777,950           320,639        1,032,445
  Jowein building, Brooklyn, NY    (g)  Variable  8/01/10           240,000         560,000           240,000          740,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $801,591     $11,814,194        $2,338,492      $10,696,864
                                                              ==============  ==============    ==============  ===============

(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. In March 2007, the Company extended the loan for five years with an option for an additional five year period. The interest rate for the initial five years will be 6.00% per annum. Interest and amortization of principal will be made in constant monthly amounts based on a fifteen year
    (15) payout period. The outstanding balance of the loan totaling $1,036,602 will become due and payable on April 1, 2012.

(b) The Company, on December 13, 2000, closed a loan with a bank in the amount of $3,500,000. The loan is secured by a second position leasehold mortgage covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. The outstanding balance of the loan, totaling $2,739,452, became due and payable on October 1, 2006. The Company exercised its option to extend the loan for a additional five (5) years to October 1, 2011. The interest rate for the extended period is 6.81% per annum. At the end of the five year period there will be a balance due on the loan of $2,077,680.

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

(d) On June 2, 1999, the existing first mortgage loan balance on the Fishkill, New York property was extended for a period of five years.
    Under the terms of the extension agreement, the annual interest rate was reduced from 9% to 8.25% and the interest and principal payments were made in constant monthly amounts based upon a fifteen (15) year payout period. On August 19, 2004 the Company extended the loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. The payments for the extended period of forty-two (42) months will be interest only on the amount owing at a floating rate per annum equal to the one-month LIBOR rate plus 2.25%, but not less than 3.40%. The payments for the seven- year permanent mortgage loan would be on a seventeen (17) year level amortization, plus interest. The interest rate on the permanent loan would be a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum. (See Note 6(e)). The Company intends to convert the loan to a seven (7) year permanent mortgage loan upon maturity.

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan also refinanced the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see
    Note 6(d)). The Company will have three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(d)), b) a permanent subordinate mortgage loan in the amount $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. On May 9, 2006 and November 16, 2006, the Company drew down additional amounts of $559,009 and $315,706, respectively, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The total amount financed for tenant improvements and brokerage commissions was $874,715. The outstanding balance as of April 30, 2007 was $5,529,441. The Company intends to convert the loan to a seven (7) year permanent mortgage loan upon maturity. The interest rate at April 30, 2007 was 7.57% per annum.

(f) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan is a multiple draw loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum.

(g) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan will be secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum. The interest rate at April 30, 2007 was 9.25% per annum

7.   Property and Equipment - at cost:

                                                                     April 30         July 31
                                                                       2007             2006
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $60,932,961      $60,601,064
  Improvements  to  leased  property                                 9,158,009        9,158,009
  Land                                                               6,146,554        6,146,554
  Construction in progress                                              64,105           59,846
                                                                  -------------    -------------
                                                                    76,301,629       75,965,473
  Less accumulated depreciation                                     31,496,069       30,379,314
                                                                  -------------    -------------
     Property - net                                                 44,805,560       45,586,159
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               722,471          721,099
  Other fixed assets                                                   227,747          257,472
                                                                  -------------    -------------
                                                                       950,218          978,571
  Less accumulated depreciation                                        776,342          770,622
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               173,876          207,949
                                                                  -------------    -------------

        Property and equipment - net                               $44,979,436      $45,794,108
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

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $69,448 and $207,343 as contributions to the Plan for the three and nine months ended April 30, 2007, respectively, and $77,353 and $225,595 as contributions to the Plan for the three and nine months ended April 30, 2006, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.

Supplemental disclosure:                                               Nine Months Ended
                                                                           April 30
                                                              ------------------------------
                                                                      2007           2006
                                                              ---------------  -------------

Interest paid, net of capitalized interest of $42,882 (2006)        $768,464       $691,740
Income taxes paid                                                 $1,169,928        $21,145


12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2007 and at July 31, 2006.

13.  Contingencies:

     There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements.

     In response to a termination notice that the Company received concerning its tenancy in a portion of the Jowein building, Brooklyn, New York, on April 25, 2007, the Company filed a lawsuit against its landlords in New York State Supreme Court, Kings County. In the lawsuit, the Company seeks a judgment declaring that the landlords' termination notice was improperly issued and that the Company is not required to correct or cure the purported defaults cited in the termination notice. In addition, the Company seeks an order temporarily, preliminarily and permanently enjoining the landlords from taking any action to terminate the lease or otherwise interfere with the Company's possession of the premises.

     On May 16, 2007, the New York State Supreme Court granted the Company's motion for preliminary injunctive relief and enjoined the landlords, during the pendency of this action, from taking any action to evict the Company, terminate the Company's lease which is scheduled to expire on April 30, 2010, and/or commencing summary action adverse to the Company's rights or otherwise disturb the Company's possession of the premises. The landlords have answered the complaint denying the allegations and asserting counterclaims against the Company relating to the premises.
     Discovery is ongoing.      Management of the Company is unable to predict
     the outcome of this matter or whether the Company will be required to expend significant amounts of money in order to correct any of the purported defaults.

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended April 30, 2007 Compared to the Three Months Ended April 30, 2006:

In the three months ended April 30, 2007, the Company reported net income of $18,430, or $.01 per share. In the comparable three months ended April 30, 2006, the Company reported net income of $95,137, or $.05 per share.

Revenues in the current three months decreased to $3,476,288 from $3,526,029 in the comparable 2006 three months.

The recovery of real estate taxes in the current three months in the amount of $25,487, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties. The comparable 2006 three months had a recovery of real estate taxes in the amount of $163,835, net of legal expenses.

Real estate operating expenses in the current three months increased to $2,191,194 from $2,020,651 in the comparable 2006 three months primarily due to increases in rental expense, maintenance expense, utility costs and licenses and permits, partially offset by decreases in real estate taxes and payroll costs.

Administrative and general expenses in the current three months decreased to $760,432 from $829,390 in the comparable 2006 three months primarily due to decreases in payroll costs, insurance costs, and bad debt expense, partially offset by increases in legal and professional costs.

Depreciation and amortization expense in the current three months increased to $395,382 from $381,264 in the comparable 2006 three months primarily due to depreciation on the additional improvements to the Brooklyn, New York properties.

Interest expense in the current three months exceeded investment income by $232,850 and by $178,587 in the comparable 2006 three months. The increase was due primarily to increased interest expense on the additional loans with banks, partially offset by scheduled repayments of debt.


Nine Months Ended April 30, 2007 Compared to the Nine Months Ended April 30,
2006:

In the nine months ended April 30, 2007, the Company reported a net loss of ($168,230), or ($.08) per share. In the comparable nine months ended April 30, 2006, the Company reported net income of $164,249, or $.08 per share.

Revenues in the current nine months decreased to $10,183,549 from $10,253,732 in the comparable 2006 nine months.

The recovery of real estate taxes in the current nine months in the amount of $39,483, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties. The comparable 2006 nine months had a recovery of real estate taxes in the amount of $195,605, net of legal expenses.

Real estate operating expenses in the current nine months increased to $6,411,896 from $5,890,592 in the comparable 2006 nine months primarily due to increases in rental expense, maintenance costs and licenses and permits, partially offset by decreases in real estate taxes, payroll costs and utility costs.

Administrative and general expenses in the current nine months decreased to $2,187,700 from $2,318,316 in the comparable 2006 nine months primarily due to decreases in payroll costs, insurance costs, and bad debt expense, partially offset by increases in legal and professional costs.

Depreciation and amortization expense in the current nine months increased to $1,184,185 from $1,143,017 in the comparable 2006 nine months primarily due to depreciation on the additional improvements to the Brooklyn, New York properties.

Interest expense in the current nine months exceeded investment income by $703,998 and by $619,558 in the comparable 2006 nine months. The increase was due primarily to increased interest expense on the additional loans with banks, partially offset by scheduled repayments of debt.



Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,337,654 at April 30, 2007.

The Company is considering selling a small property in Brooklyn, New York in order to produce additional working capital in case additional capital requirements become necessary.

On October 11, 2005, a tenant in our Jowein building filed for Chapter 11 protection. This tenant accounts for approximately 5% of our annual rental income. Pursuant to an amendment to the lease and the assumption and assignment of the lease to PLVTZ, LLC and the Pride Capital Group (d/b/a Great American Group) ("PLVTZ"), the Company has assigned the lease to PLVTZ and reduced the rent payable under the lease by 12% for the first year ($84,905) commencing April 1, 2006 ("Commencement Date"), and 10% during the second year ($70,754) after the Commencement Date. In addition, the Company agreed to waive certain pre-petition arrears owed by the tenant ($49,427).

In March 2006, the Company leased an additional 7,411 square feet for office use to an existing tenant at the Company's Bond Street building, in Brooklyn, New York. Rent commenced in October 2006.

In August and September 2006, the Company entered into three additional lease agreements. Two of the lease agreements were for retail use at the Company's Jamaica, New York building. One tenant leased 47,100 square feet and the other tenant leased 28,335 square feet. These tenants replaced the tenants who vacated the premises in February 2006 and June 2006, respectively. Rent commenced in November 2006 for the tenant that leased 28,335 square feet and commenced in May 2007 for the tenant that leased 47,100 square feet. The rental income from these lease agreements will more than offset the rental income lost from the previous tenants. The third lease agreement is for 10,000 square feet and will be used for office space at the Company's Jowein building in Brooklyn, New York. Rent commenced in December 2006. The cost of construction to the Company for these tenants will be insignificant.

In October 2006, the Company entered into a lease agreement with a restaurant at the Company's Levittown premises. The restaurant intends to construct a new building. The tenant's occupancy is subject to it receiving the necessary building permits and licenses to construct the building and open for business within a reasonable time period. Rent is anticipated to commence in August 2007. This will replace the tenant that vacated the premises in September 2004. The annual rental income from this lease agreement will more than offset the annual rental income lost from the previous tenant.

The Company was informed by a tenant who occupies 32,890 square feet of office space at its Jamaica, New York property, that the tenant would not be exercising its option to extend its lease agreement. The tenant vacated the premises on April 30, 2007. The annual loss in rental income to the Company will be approximately $700,000. The Company is negotiating a lease with a new tenant for the occupancy of the entire 32,890 square feet. As of May 1, 2007, the new tenant is occupying the premises on a month to month basis.

In May 2007, the Company entered into a lease agreement with a tenant for 15,900 square feet of office space at its Jowein building in Brooklyn, New York. Rent is anticipated to commence in December 2007.

The following table represents the increase in square foot occupancy at the Company's properties, due to the aforementioned lease agreements.

   Bond Street building, Brooklyn, New York    7,411
   Jowein building, Brooklyn, New York        25,900
   Jamaica building, Jamaica, New York        75,435
   Levittown, New York building               15,243
                                             -------
       Total                                 123,989
                                             =======

On November 16, 2006, the Company closed a loan with a bank to finance the cost of two new elevators at the Company's Bond Street building in Brooklyn, New York. The amount to be financed will be $850,000 and is part of the $12,000,000 multiple draw term loan. (See Note 6(e) to the Consolidated Financial Statements). The total cost of the elevator project is estimated to be $1,100,000 and is anticipated to be completed prior to July 31, 2008.

Cash Flows From Operating Activities:

Prepaid Expenses: Expenditures for the nine months ended April 30, 2007 decreased by $60,751 compared to the period ended April 30, 2006, due to decreases in insurance premiums paid. There was no decrease in insurance coverage.

Deferred Expenses: The Company had expenditures for brokerage commissions in the nine months ended April 30, 2007, in the amount of $600,969 relating to tenants at its Brooklyn, New York and Jamaica, New York properties.

Payroll and Other Accrued Liabilities:   The Company paid $432,670 for
commissions incurred in order to lease space at the Company's properties in the nine months ended April 30, 2007. The original amount of the brokerage commissions was $1,910,791. As of April 30, 2007, $1,481,746 had been paid. The Company also incurred additional brokerage commissions in the amount of $608,548 relating to four new tenants.

Cash Flows From Financing Activities:

Borrowing: The Company drew down an additional $315,706 on its multiple draw term loan, to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn New York. The total amount financed for tenant improvements and brokerage commissions was $874,715. (See Note 6(e) to the Consolidated Financial Statements).

Lease security: The Company increased tenant security deposits by $99,167 due to the leasing of space to two tenants at the Company's Brooklyn, New York and Jamaica, New York properties.

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2007, the Company had fixed-rate debt of $7,286,344 and variable-rate debt of $6,329,441. Because of the variable rates on the extension of the Fishkill, New York property loan, the Bond Street building, Brooklyn, New York and the Jowein building, Brooklyn, New York loans (presently with balances of $1,834,726, $3,694,715, and $800,000, respectively), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $63,294 for these loans.

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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of April 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

   (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the three months ended April 30, 2007.
          Item reported - The Company reported its financial results for the three months ended January 31, 2007.
          Date of report filed - March 8, 2007.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  J.W. MAYS, Inc.
                                                  ---------------------
                                                  (Registrant)



Date     June 6, 2007                             Lloyd J. Shulman
                                                  ---------------------
                                                  Lloyd J. Shulman
                                                  President
                                                  Chief Executive Officer



Date     June 6, 2007                             Mark S. Greenblatt
                                                  ---------------------
                                                  Mark S. Greenblatt
                                                  Vice President
                                                  Chief Financial Officer
                                   - 17 -

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

Date:   June 6, 2007

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

Date:   June 6, 2007

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


June 6, 2007

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