Form 10-Q
period 2007-10-31
MAYS J W INC
filed 2007-12-13
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 2007

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

        Class                                Outstanding at December 12, 2007
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 19 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 11

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                12 - 14

       Controls and Procedures                                14


Part II  -  Other Information                                 15

       Signatures                                             16

       (31) Certifications Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  17
            (31.2) - Chief Financial Officer                  18

       (32) Certification Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002;
            18 U.S.C. Section 1350                            19



                       J.  W.  MAYS,  INC.

                   CONSOLIDATED BALANCE SHEET
                                                                     October 31        July 31
                             ASSETS                                     2007             2007
 ---------------------------------------------------------------  ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $45,081,666      $44,970,367
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           4,080,629        5,965,350
  Marketable securities  (Note 4)                                        48,130           47,418
  Receivables                                                           178,557          126,253
  Deferred income taxes                                                 100,000          129,000
  Income taxes refundable                                               133,332              -
  Prepaid expenses                                                      875,006        1,703,539
  Security deposits                                                      16,903           16,903
                                                                   -------------    -------------
       Total current assets                                           5,432,557        7,988,463
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,424,671        3,410,592
  Less accumulated amortization                                       1,315,035        1,219,123
                                                                   -------------    -------------
       Net                                                            2,109,636        2,191,469
  Receivables                                                             4,267            4,667
  Security deposits                                                   1,408,814        1,385,606
  Unbilled receivables (Note 9)                                       3,323,147        3,461,147
  Marketable securities  (Note 4)                                       967,900          160,500
                                                                   -------------    -------------
       Total other assets                                             7,813,764        7,203,389
                                                                   -------------    -------------

        TOTAL ASSETS                                                $58,327,987      $60,162,219
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                          $11,342,916      $11,553,510
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                           1,079,284        1,078,006
                                                                   -------------    -------------
       Total long-term debt                                          13,422,200       13,631,516
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,171,000        2,250,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      131,808           89,621
  Payroll and other accrued liabilities                               1,998,852        2,147,708
  Income taxes payable                                                      -          1,456,558
  Other taxes payable                                                     3,360            7,909
  Current portion of mortgages payable (Note 6)                         918,756          865,158
  Current portion of security deposits payable                           16,903           16,903
                                                                   -------------    -------------
       Total current liabilities                                      3,069,679        4,583,857
                                                                   -------------    -------------

       Total liabilities                                             18,662,879       20,465,373
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities -
    net of deferred taxes of $20,000 at October 31, 2007
    and $17,000 at July 31, 2007                                         37,648           33,248
  Retained earnings                                                  35,390,770       35,426,908
                                                                   -------------    -------------
                                                                     40,952,960       40,984,698
  Less common stock held in treasury, at cost - 162,517
    shares at October 31, 2007 and at July 31, 2007 (Note 12)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    39,665,108       39,696,846
                                                                   -------------    -------------

Contingencies (Notes 13 and 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $58,327,987      $60,162,219
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                    -3-





                                J.  W. MAYS, INC.

                  CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                 Three Months Ended
                                                                      October 31

                                                                   2007           2006
                                                             -------------  -------------
                                                               (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                 $3,507,877     $3,302,702

  Recovery of real estate taxes                                        -           13,996

  (Loss) on disposition of fixed assets                            (30,670)           -
                                                              -------------  -------------
      Total revenues                                             3,477,207      3,316,698
                                                              -------------  -------------


Expenses
  Real estate operating expenses                                 2,145,580      2,125,891
  Administrative and general expenses                              780,356        731,140
  Depreciation and amortization                                    396,041        394,932
                                                              -------------  -------------
       Total expenses                                            3,321,977      3,251,963
                                                              -------------  -------------

Income  from operations before investment income,
  interest expense and income taxes                                155,230         64,735
                                                              -------------  -------------
Investment income and interest expense
  Investment income (Note 4)                                        64,445         23,500
  Interest expense (Notes 6, 8, and 11)                           (239,813)      (257,131)
                                                              -------------  -------------
                                                                  (175,368)      (233,631)
                                                              -------------  -------------

(Loss) before income taxes                                         (20,138)      (168,896)
Income taxes provided                                               16,000          9,000
                                                              -------------  -------------
Net (loss)                                                         (36,138)      (177,896)

Retained earnings, beginning of period                          35,426,908     33,370,969
                                                              -------------  -------------
Retained earnings, end of period                               $35,390,770    $33,193,073
                                                              =============  =============

(Loss) per common share  (Note 2)                                    $(.02)         $(.09)
                                                              =============  =============

Dividends per share                                                   $-             $-
                                                              =============  =============

Average common shares outstanding                                2,015,780      2,015,780
                                                              -------------  -------------


See Notes to Consolidated Financial Statements.


                              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                  Three Months Ended
                                                                       October 31
                                                             -------------- ---------------
                                                                   2007           2006
                                                              -------------  -------------
                                                                (Unaudited)    (Unaudited)

Net (loss)                                                        $(36,138)     $(177,896)
                                                              -------------  -------------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain on available-for-sale securities:
       Net of taxes of $ 3,000 for each of the three
       months ended October 31, 2007 and 2006.                       4,400          7,000
                                                              -------------  -------------

  Net change in comprehensive income                                 4,400          7,000
                                                              -------------  -------------

Comprehensive (loss)                                              $(31,738)     $(170,896)
                                                              =============  =============

See Notes to Consolidated Financial Statements.

                                    -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three Months Ended
                                                                            October 31
                                                                 --------------------------------
                                                                         2007             2006
                                                                  -------------    -------------
                                                                     (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net (loss)                                                             $(36,138)       $(177,896)

Adjustments to reconcile income to
  net cash provided by operating activities:
  Loss on disposition of fixed assets                                    30,670              -
  Depreciation and amortization                                         396,041          394,932
  Amortization of deferred expenses                                      95,912           73,234
  Other assets - deferred expenses                                      (14,079)        (558,788)
                       - unbilled receivables                           138,000          138,000
  Deferred income taxes                                                 (53,000)           4,000
Changes in:
  Receivables                                                           (51,904)         (62,094)
  Prepaid expenses                                                      828,533          799,760
  Income taxes refundable                                              (133,332)         (52,438)
  Accounts payable                                                       42,187           50,613
  Payroll and other accrued liabilities                                (148,856)         179,729
  Income taxes payable                                               (1,456,558)        (794,314)
  Other taxes payable                                                    (4,549)          (2,553)
                                                                   -------------    -------------
     Cash (used) by operating activities                               (367,073)          (7,815)
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (538,010)         (76,853)
  Security deposits                                                     (23,208)        (101,866)
  Marketable securities:
    Payments for purchases                                             (800,712)             (69)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,361,930)        (178,788)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase - security deposits                                            1,278          101,866
  Borrowings - mortgage and other debt                                   41,955              -
  Decrease - mortgage and other debt payments                          (198,951)        (264,177)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (155,718)        (162,311)
                                                                   -------------    -------------

(Decrease) in cash                                                   (1,884,721)        (348,914)

Cash and cash equivalents at beginning of period                      5,965,350        2,335,328
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $4,080,629       $1,986,414
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                    -5-

                               J. W. MAYS,  INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Records and Use of Estimates:

   The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP").
   The preparation of the Company's financial statements in accordance with GAAP requires management to make estimates that affect the reported consolidated statements of income and retained earnings, comprehensive income, and the consolidated balance sheets and related disclosures.
   Actual results could differ from those estimates. The rent expense accrued to a related party is considered a significant estimate and may vary materially from the amount recorded in the financial statements.

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2007 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2007. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2008.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2007 and October 31, 2006.

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


As of October 31, 2007, the Company's marketable securities were classified as follows:

                                                                       Gross            Gross
                                                                    Unrealized       Unrealized        Fair
                                                          Cost         Gains           Losses          Value
                                                   -------------  -------------    -------------  -------------
Current:

  Held-to-maturity:

    Certificate of deposit                               $48,130           $-               $-          $48,130
                                                    =============  =============    =============  =============
Noncurrent:
  Available-for-sale:
    Equity securities                                   $910,252        $57,648             $-         $967,900
                                                    =============  =============    =============  =============

Investment income consists of the following:

                                                        Three Months Ended

                                                            October 31
                                                  ---------------  -------------
                                                          2007           2006
                                                  ---------------  -------------
Interest income                                          $49,052         $5,793
Dividend income                                           15,393         17,707
                                                    -------------  -------------
     Total                                               $64,445        $23,500
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

   The Company derives rental income from fifty-two tenants, of which one tenant accounted for 11.85% and another tenant accounted for 13.11% of rental income during the three months ended October 31, 2007. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $137,500 at October 31, 2007 and July 31, 2007, provided by two tenants.

6.  Long-Term Debt - Mortgages and Term Loan:

                                                                    October 31, 2007                   July 31, 2007
                                                            --------------------------------  ---------------------------------
                                        Current
                                        Annual     Final            Due             Due               Due              Due
                                       Interest   Payment          Within          After             Within           After
                                         Rate       Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property      (a)         6%  4/01/12           $59,245      $1,267,992           $58,365       $1,283,137
  Jamaica, New York property      (b)      6.81% 10/01/11           113,971       2,472,120           112,037        2,501,111
  Jowein building, Brooklyn, NY   (c)        9 %  4/01/09            59,931       1,088,033            58,612        1,103,520
  Fishkill, New York property     (d,e) Variable  2/18/08            32,242       1,802,484            17,928        1,816,798
  Bond St. building, Brooklyn, NY (e)   Variable  2/18/08            65,664       3,671,006            36,102        3,658,613
  Term-loan payable to bank       (f)      6.50%  5/01/10           347,703         601,281           342,114          690,331
  Jowein building, Brooklyn, NY   (g)   Variable  8/01/10           240,000         440,000           240,000          500,000
                                                             --------------  --------------    --------------  ---------------
       Total                                                       $918,756     $11,342,916          $865,158      $11,553,510
                                                              ==============  ==============    ==============  ===============

(a) The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. In March 2007, the Company extended the loan for five years with an option for an additional five year period. The interest rate for the initial five years is 6.00% per annum. Interest and amortization of principal will be made in constant monthly amounts based on a fifteen year (15) payout period. The outstanding balance of the loan totaling $1,036,602 will become due and payable on April 1, 2012.

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

    As additional collateral security, the Company conditionally assigned to the bank all leases and rents on the premises, or portions thereof, whether now existing or hereafter consummated. The Company has an option to prepay principal, in whole or in part, plus interest accrued thereon, at any time during the term, without premium or penalty. Other provisions of the loan agreement provide certain restrictions on the incurrence of indebtedness on the Jamaica property and the sale or transfer of the Company's ground lease interest in the premises.

(c) The Company, on May 7, 2004, closed a loan with an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors, in the amount of $1,350,000. The term of the loan is for a period of five (5) years at an interest rate of 9.00% per annum. Interest and amortization of principal are paid quarterly based on a fifteen (15) year level amortization period. The constant quarterly payments of interest and principal are $40,316. The outstanding balance of the loan, totaling $1,056,007, will become due and payable on April 1, 2009. Interest paid for the three months ended October 31, 2007 and October 31, 2006 was $26,042 and $27,257, respectively

(d) On June 2, 1999, the existing first mortgage loan balance on the Fishkill, New York property was extended for a period of five years. Under the terms of the extension agreement, the annual interest rate was reduced from 9% to 8.25% and the interest and principal payments were made in constant monthly amounts based upon a fifteen (15) year payout period. On August 19, 2004 the Company extended the loan for an additional forty-two
    (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 6(e) below). The Company intends to convert the loan to a seven (7) year permanent mortgage loan prior to maturity.

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan will also finance $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The loan also refinanced the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see
    Note 6(d)). The Company will have three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(d)), b) a permanent subordinate mortgage loan in the amount $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and September 2007, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The total amount financed was $916,670. The outstanding balance of the multiple draw term loan as of October 31, 2007 was $5,571,396 which were for both the Bond Street and Fishkill properties. The interest rate at October 31, 2007 was 7.39% per annum. The Company intends to convert the loan to a seven (7) year permanent mortgage loan prior to maturity.

(f) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan is a multiple draw loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum.

(g) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan will be secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum. The interest rate at October 31, 2007 was 8.75% per annum.

7.   Property and Equipment - at cost:

                                                                    October 31         July 31
                                                                        2007             2007
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $60,717,435      $60,896,956
  Improvements  to  leased  property                                 9,154,777        9,089,969
  Land                                                               6,037,134        6,037,134
  Construction in progress                                             869,206          544,636
                                                                  -------------    -------------
                                                                    76,778,552       76,568,695
  Less accumulated depreciation                                     31,899,108       31,790,146
                                                                  -------------    -------------
     Property - net                                                 44,879,444       44,778,549
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               729,784          726,966
  Other fixed assets                                                   227,582          227,747
                                                                  -------------    -------------
                                                                       957,366          954,713
  Less accumulated depreciation                                        755,144          762,895
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               202,222          191,818
                                                                  -------------    -------------

        Property and equipment - net                               $45,081,666      $44,970,367
                                                                  =============    =============

8.   Note Payable:

     On December 15, 2004, the Company borrowed $1,000,000 from a director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan is for a period of three (3) years maturing on December 15, 2007, at an interest rate of 7.50% per annum. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payments of interest are $18,750. The Company extended the note for an additional three (3) years maturing on December 15, 2010, at an interest rate of 7.50% per annum.

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $75,705 and $68,784 as contributions to the Plan for the three months ended October 31, 2007, and October 31, 2006, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


     Supplemental disclosure:                            Three Months Ended
                                                             October 31
                                                   ----------------------------
                                                         2007           2006
                                                   --------------  ------------

     Interest paid, net of capitalized interest        $241,870       $259,395
       of $8,890 (2007)
     Income taxes paid                               $1,658,890       $851,811


12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2007 and at July 31, 2007.

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

14.  Subsequent Event:

     Levitz Home Furnishings, Inc. whose lease was assigned to PLVTZ, LLC, d/b/a Levitz Home Furnishings ("Levitz") which occupies retail space at the Company's Jowein building in Brooklyn, New York and which accounted for 5.60% of the annual rental income of the Company for the fiscal year ended July 31, 2007, filed for Chapter 11 bankruptcy protection from creditors on November 8, 2007. Levitz has not expressed its intentions as to what actions it may take with respect to such property, and the Company is unable to determine the effect, if any, of such filing on its operations.

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended October 31, 2007 Compared to the Three Months Ended October 31, 2006:

In the three months ended October 31, 2007, the Company reported a net loss of ($ 36,138), or ($.02) per share. In the comparable three months ended October 31, 2006, the Company reported a net loss of ($177,896), or ($.09) per share.

Revenues in the current three months increased to $3,477,207 from $3,316,698 in the comparable 2006 three months. The increase in revenues was due to the Company's leasing to five additional tenants at the Company's Brooklyn, Jamaica and Levittown, New York properties, offset by the vacating of a tenant at the Company's Brooklyn, New York property in July 2007.

Real estate operating expenses in the current three months increased to $2,145,580 from $2,125,891 in the comparable 2006 three months primarily due to increases in rental expense, utility costs and lease commission expense, partially offset by decreases in real estate taxes and maintenance costs. The increase in rent expense on the Company's Jamaica, New York property is based on a significant estimate.

Administrative and general expenses in the current three months increased to $780,356 from $731,140 in the comparable 2006 three months primarily due to increases in payroll costs and insurance costs, partially offset by decreases in legal and professional costs.

Depreciation and amortization expense in the current three months increased to $396,041 from $394,932 in the comparable 2006 three months.

Interest expense and other expenses in the current three months exceeded investment income by $175,368 and by $233,631 in the comparable 2006 three months. The decrease in the excess of interest expense over investment income was due primarily to increased investment income and scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $4,080,629 at October 31, 2007.

In October 2006, the Company entered into a lease agreement with a restaurant at the Company's Levittown premises. The restaurant intends to construct a new building. The tenant expects to open the restaurant in fiscal 2008. The tenant began paying partial rent in September 2007. This will replace the tenant that vacated the premises in September 2004. The annual rental income from this lease agreement will more than offset the annual rental income lost from the previous tenant.

The Company was informed by a tenant who occupies 22,192 square feet of office space at its Brooklyn, New York property, that the tenant would vacate the premises in July 2007. The annual loss in rental income to the Company will be approximately $470,000. The Company is actively seeking, through brokers, tenants to occupy the vacated space.

In May 2007, the Company entered into a lease agreement with a tenant for 15,900 square feet of office space at its Jowein building in Brooklyn, New York. Rent is anticipated to commence in January 2008.

As part of the $12,000,000 multiple draw term loan, the bank agreed to finance the cost of two new elevators at the Company's Bond Street building in Brooklyn, New York. The amount to be financed will be $850,000. (See Note 6(e) to the Consolidated Financial Statements). The total cost of the elevator project is estimated to be $1,100,000 and is anticipated to be completed in fiscal 2008.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities:   The Company paid $43,500 for
commissions incurred in order to lease space at the Company's properties in the three months ended October 31, 2007. The original amount of the brokerage commissions was $2,366,743. As of October 31, 2007, $1,704,877 had been paid.

The Company has accrued an additional $560,250 in rent expense to its landlord, which is an affiliated Company, on its Jamaica, New York property. The rent expense is based upon a significant estimate. The final amount of rent expense has not yet been determined and may be submitted to an independent arbitrator for resolution.

Cash Flows From Investing Activities:

The Company had expenditures of $242,323 in the three months ended October 31, 2007 for the renovation of 32,890 square feet for office space for a tenant at its Jamaica, New York building. The cost of the project will be approximately $600,000 and is anticipated to be completed in December 2007.

The Company had expenditures of $47,260 in the three months ended October 31, 2007 for the construction of two new elevators. The total cost of the project is approximately $1,100,000, of which $850,000 will be financed by a bank. The project is anticipated to be completed in fiscal 2008.

Cash Flows From Financing Activities:

Borrowing: The Company drew down an additional $41,955 on its multiple draw term loan, to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The total amount financed was $916,670. (See
Note 6(e) to the Consolidated Financial Statements).

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2007, the Company had fixed-rate debt of $7,010,276 and variable-rate debt of $6,251,396. Because of the extension of the Fishkill, New York property loan, the Bond Street building, Brooklyn, New York and the Jowein building, Brooklyn, New York loans (presently with balances of $1,834,726, $3,736,670, and $680,000, respectively), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $62,514 for these loans.

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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of October 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

   (b) Reports on Form 8-K - A report on Form 8-K was filed by the registrant during the three months ended October 31, 2007.
        Item reported - The Company reported its financial results for the three and twelve months ended July 31, 2007.
        Date of report filed - October 11, 2007.

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




                                                J.W. MAYS, Inc.
                                             --------------------------
                                                 (Registrant)



Date     December 12, 2007                     Lloyd J. Shulman
                                             --------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     December 12, 2007                     Mark S. Greenblatt
                                             --------------------------
                                               Mark S. Greenblatt
                                               Vice President
                                               Chief Financial Officer

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

Date:   December 12, 2007

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

Date:   December 12, 2007

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


December 12, 2007

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