Form 10-Q
period 2008-01-31
MAYS J W INC
filed 2008-03-13
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 2008

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

        Class                                Outstanding at March 12, 2008
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 20 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 11

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                12 - 15

       Controls and Procedures                                15


Part II  -  Other Information                                 16

       Signatures                                             17

       (31) Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  18
            (31.2) - Chief Financial Officer                  19

       (32) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;
            18 U.S.C. Section 1350                            20


                       J.  W.  MAYS,  INC.

                   CONSOLIDATED BALANCE SHEET
                                                                     January 31         July 31
                             ASSETS                                     2008             2007
 ---------------------------------------------------------------  ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $45,009,782      $44,970,367
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,876,427        5,965,350
  Marketable securities  (Note 4)                                        48,466           47,418
  Receivables                                                           194,204          126,253
  Deferred income taxes                                                 129,000          129,000
  Income taxes refundable                                               217,058              -
  Prepaid expenses                                                    1,400,763        1,703,539
  Security deposits                                                      16,903           16,903
                                                                   -------------    -------------
       Total current assets                                           3,882,821        7,988,463
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,489,593        3,410,592
  Less accumulated amortization                                       1,428,358        1,219,123
                                                                   -------------    -------------
       Net                                                            2,061,235        2,191,469
  Receivables                                                             3,867            4,667
  Security deposits                                                   1,434,859        1,385,606
  Unbilled receivables (Note 9)                                       3,033,806        3,461,147
  Marketable securities  (Note 4)                                     1,706,540          160,500
                                                                   -------------    -------------
       Total other assets                                             8,240,307        7,203,389
                                                                   -------------    -------------

        TOTAL ASSETS                                                $57,132,910      $60,162,219
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                          $11,069,471      $11,553,510
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                           1,074,453        1,078,006
                                                                   -------------    -------------
       Total long-term debt                                          13,143,924       13,631,516
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,131,000        2,250,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      142,453           89,621
  Payroll and other accrued liabilities                               1,259,391        2,147,708
  Income taxes payable (Note 11)                                            -          1,456,558
  Other taxes payable                                                     2,289            7,909
  Current portion of mortgages payable (Note 6)                         990,881          865,158
  Current portion of security deposits payable                           16,903           16,903
                                                                   -------------    -------------
       Total current liabilities                                      2,411,917        4,583,857
                                                                   -------------    -------------

       Total liabilities                                             17,686,841       20,465,373
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities - net of deferred taxes of
     $33,000 at January 31, 2008 and $17,000 at July 31, 2007            63,289           33,248
  Retained earnings                                                  35,146,090       35,426,908
                                                                   -------------    -------------
                                                                     40,733,921       40,984,698
  Less common stock held in treasury, at cost - 162,517
    shares at January 31, 2008 and at July 31, 2007 (Note 12)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    39,446,069       39,696,846
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $57,132,910      $60,162,219
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                    - 3 -

                                                         J.  W. MAYS, INC.

                                 CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                  Three Months Ended             Six Months Ended
                                                                      January 31                     January 31
                                                                  2008           2007            2008             2007
                                                             -------------  -------------   -------------   ------------
                                                              (Unaudited)    (Unaudited)     (Unaudited)      (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                 $3,613,731     $3,390,563      $7,121,608     $6,693,265

  Recovery of real estate taxes                                     91,043            -            91,043         13,996

  Gain on disposition of fixed assets                               30,670            -               -              -
                                                              -------------  -------------   -------------  -------------
      Total revenues                                             3,735,444      3,390,563       7,212,651      6,707,261
                                                              -------------  -------------   -------------  -------------


Expenses
  Real estate operating expenses                                 2,393,221      2,094,811       4,538,801      4,202,702
  Administrative and general expenses                            1,070,534        696,128       1,850,890      1,427,268
  Depreciation and amortization                                    397,608        393,871         793,649        788,803
                                                              -------------  -------------   -------------  -------------
       Total expenses                                            3,861,363      3,184,810       7,183,340      6,436,773
                                                              -------------  -------------   -------------  -------------

Income (loss) from operations before investment income,
  interest expense and income taxes                               (125,919)       205,753          29,311        270,488
                                                              -------------  -------------   -------------  -------------
Investment income and interest expense
  Investment income (Note 4)                                        48,072         18,820         112,517         42,320
  Interest expense (Notes 6, 8, and 11)                           (229,833)      (256,337)       (469,646)      (513,468)
                                                              -------------  -------------   -------------  -------------
                                                                  (181,761)      (237,517)       (357,129)      (471,148)
                                                              -------------  -------------   -------------  -------------

(Loss) before income taxes                                        (307,680)       (31,764)       (327,818)      (200,660)
Income taxes (benefit)                                             (63,000)       (23,000)        (47,000)       (14,000)
                                                              -------------  -------------   -------------  -------------
Net (loss)                                                        (244,680)        (8,764)       (280,818)      (186,660)

Retained earnings, beginning of period                          35,390,770     33,193,073      35,426,908     33,370,969
                                                              -------------  -------------   -------------  -------------
Retained earnings, end of period                               $35,146,090    $33,184,309     $35,146,090    $33,184,309
                                                              =============  =============   =============  =============

(Loss) per common share  (Note 2)                                    $(.12)         $(.00)          $(.14)         $(.09)
                                                              =============  =============   =============  =============

Dividends per share                                                   $-             $-              $-             $-
                                                              =============  =============   =============  =============

Average common shares outstanding                                2,015,780      2,015,780       2,015,780      2,015,780
                                                              -------------  -------------   -------------  -------------

See Notes to Consolidated Financial Statements.

                                                                    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                             Three Months Ended            Six Months Ended
                                                              January 31                    January 31
                                                             -------------- -------------- --------------   --------------
                                                                 2008           2007           2008              2007
                                                             -------------  -------------  --------------   ------------
                                                              (Unaudited)    (Unaudited)    (Unaudited)       (Unaudited)

Net (loss)                                                       $(244,680)       $(8,764)     $(280,818)      $(186,660)
                                                              -------------  -------------  -------------   -------------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain on available-for-sale securities:
       Net of taxes of $ 13,000 and $1,000 for the three months

       ended January 31, 2008 and 2007, respectively,

       and $16,000 and $4,000 for the six months

       ended January 31, 2008 and 2007, respectively.               25,641          2,000         30,041           9,000
                                                              -------------  -------------  -------------   -------------

  Net change in comprehensive income                                25,641          2,000         30,041           9,000
                                                              -------------  -------------  -------------   -------------

                                                              -------------  -------------  -------------   -------------
Comprehensive (loss)                                             $(219,039)       $(6,764)     $(250,777)      $(177,660)
                                                              =============  =============  =============   =============

See Notes to Consolidated Financial Statements.

                                    - 4 -

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Six Months Ended
                                                                            January 31
                                                                 --------------------------------
                                                                        2008             2007
                                                                  -------------    -------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net (loss)                                                            $(280,818)       $(186,660)

Adjustments to reconcile income to
  net cash provided by operating activities:
  Depreciation and amortization                                         793,649          788,803
  Amortization of deferred expenses                                     209,235          145,810
  Other assets - deferred expenses                                      (79,001)        (709,096)
                       - unbilled receivables                           427,341          276,000
  Deferred income taxes                                                (135,000)         (53,000)
Changes in:
  Receivables                                                           (67,151)          38,858
  Prepaid expenses                                                      302,776          268,507
  Income taxes refundable                                              (217,058)        (209,442)
  Accounts payable                                                       52,832           16,714
  Payroll and other accrued liabilities                                (888,317)         244,231
  Income taxes payable                                               (1,456,558)        (794,314)
  Other taxes payable                                                    (5,620)           3,963
                                                                   -------------    -------------
     Cash (used) by operating activities                             (1,343,690)        (169,626)
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (833,064)        (180,181)
  Security deposits                                                     (49,253)        (101,866)
  Marketable securities:
    Payments for purchases                                           (1,501,047)            (448)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (2,383,364)        (282,495)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase (decrease) - security deposits                                (3,553)         101,866
  Borrowings - mortgage and other debt                                   41,955          315,706
  Decrease - mortgage and other debt payments                          (400,271)        (509,360)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (361,869)         (91,788)
                                                                   -------------    -------------

(Decrease) in cash                                                   (4,088,923)        (543,909)

Cash and cash equivalents at beginning of period                      5,965,350        2,335,328
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,876,427       $1,791,419
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                    - 5 -

                               J. W. MAYS,  INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Records and Use of Estimates:

   The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP").
   The preparation of the Company's financial statements in accordance with GAAP requires management to make estimates that affect the reported consolidated statements of income and retained earnings, comprehensive income, and the consolidated balance sheets and related disclosures.
   Actual results could differ from those estimates. The rent expense paid to a related party is considered a significant estimate and may vary materially from the amount recorded in the financial statements.

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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the six months ended January 31, 2008 and January 31, 2007.

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


As of January 31, 2008, the Company's marketable securities were classified as follows:

                                                                      Gross            Gross
                                                                   Unrealized       Unrealized        Fair
                                                       Cost           Gains           Losses          Value
                                                   -------------  -------------    -------------  -------------
Current:

  Held-to-maturity:

    Certificate of deposit                               $48,466           $-               $-          $48,466
                                                    =============  =============    =============  =============
Noncurrent:
  Available-for-sale:
    Equity securities                                 $1,610,252        $96,288             $-       $1,706,540
                                                    =============  =============    =============  =============

Investment income consists of the following:

                                                        Three Months Ended              Six Months Ended
                                                            January 31                      January 31
                                                  ------------------------------  ------------------------------
                                                         2008           2007             2008           2007
                                                   -------------  -------------    -------------  -------------
Interest income                                          $36,065         $3,378          $85,117         $9,171
Dividend income                                           12,007         15,442           27,400         33,149
                                                    -------------  -------------    -------------  -------------
     Total                                               $48,072        $18,820         $112,517        $42,320
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

   The Company derives rental income from fifty-one tenants, of which one tenant accounted for 11.77% and another tenant accounted for 13.33% of rental income during the six months ended January 31, 2008. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has three irrevocable Letters of Credit totaling $367,500 at January 31, 2008, provided by three tenants and two irrevocable Letters of Credit totaling $137,500 at July 31, 2007, provided by two tenants. These Letters of Credit from the tenants are in lieu of security deposits.

6.  Long-Term Debt - Mortgages and Term Loan:

                                                                    January 31, 2008                   July 31, 2007
                                                            --------------------------------  ---------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        6%  4/01/12           $60,137      $1,252,619           $58,365       $1,283,137
  Jamaica, New York property       (b)     6.81% 10/01/11           115,939       2,442,623           112,037        2,501,111
  Jowein building, Brooklyn, NY    (c)       9 %  4/01/09            61,280       1,072,198            58,612        1,103,520
  Fishkill, New York property      (d,e)   6.98%  2/18/15            52,800       1,781,926            17,928        1,816,798
  Bond St. building, Brooklyn, NY  (e)     6.98%  2/18/15           107,341       3,629,329            36,102        3,658,613
  Term-loan payable to bank        (f)     6.50%  5/01/10           353,384         510,776           342,114          690,331
  Jowein building, Brooklyn, NY    (g)  Variable  8/01/10           240,000         380,000           240,000          500,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $990,881     $11,069,471          $865,158      $11,553,510
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

(c) The Company, on May 7, 2004, closed a loan with an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors, in the amount of $1,350,000. The term of the loan is for a period of five (5) years at an interest rate of 9.00% per annum. Interest and amortization of principal are paid quarterly based on a fifteen (15) year level amortization period. The constant quarterly payments of interest and principal are $40,316. The outstanding balance of the loan, totaling $1,056,007, will become due and payable on April 1, 2009. Interest paid for the six months ended January 31, 2008 and January 31, 2007 was $51,762 and $54,221, respectively.

(d) On June 2, 1999, the existing first mortgage loan balance on the Fishkill, New York property was extended for a period of five years. Under the terms of the extension agreement, the annual interest rate was reduced from 9% to 8.25% and the interest and principal payments were made in constant monthly amounts based upon a fifteen (15) year payout period. On August 19, 2004 the Company extended the loan for an additional forty-two
    (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 6(e) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan will also finance $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The loan also refinanced the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see
    Note 6(d)). The Company will have three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(d)), b) a permanent subordinate mortgage loan in the amount $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The total amount financed was $916,670. The outstanding balance of the multiple draw term loan as of January 31, 2008 was $5,571,396 which were for both the Bond Street and Fishkill properties. The interest rate at January 31, 2008 was 7.12% per annum. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan is for the new elevators at the Company's Bond Street building in Brooklyn, New York in the amount of $850,000.

(f) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan is a multiple draw loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum.

(g) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan will be secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum. The interest rate at January 31, 2008 was 7.00% per annum.

7.   Property and Equipment - at cost:

                                                                   January 31         July 31
                                                                      2008             2007
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $61,400,994      $60,896,956
  Improvements  to  leased  property                                 9,154,777        9,089,969
  Land                                                               6,067,804        6,037,134
  Construction in progress                                             480,700          544,636
                                                                  -------------    -------------
                                                                    77,104,275       76,568,695
  Less accumulated depreciation                                     32,287,826       31,790,146
                                                                  -------------    -------------
     Property - net                                                 44,816,449       44,778,549
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               729,784          726,966
  Other fixed assets                                                   227,582          227,747
                                                                  -------------    -------------
                                                                       957,366          954,713
  Less accumulated depreciation                                        764,033          762,895
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               193,333          191,818
                                                                  -------------    -------------

        Property and equipment - net                               $45,009,782      $44,970,367
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

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $85,170 and $160,875 as contributions to the Plan for the three and six months ended January 31, 2008, respectively, and $69,111 and $137,895 as contributions to the Plan for the three and six months ended January 31, 2007, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of six months or less, which are readily convertible into cash.


Supplemental disclosure:                                  Six Months Ended

                                                             January 31
                                                  ------------------------------
                                                         2008           2007
                                                  ---------------  -------------

Interest paid, net of capitalized interest
 of $16,398 (2008)                                      $474,736       $514,858

Income taxes paid                                     $1,721,616     $1,042,755


12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2008 and at July 31, 2007.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three months Ended January 31, 2008 Compared to the Three months Ended January 31, 2007:

In the three months ended January 31, 2008, the Company reported a net loss of ($244,680), or ($.12) per share. In the comparable three months ended January 31, 2007, the Company reported a net loss of ($8,764), or ($.00) per share.

Revenues in the current three months increased to $3,735,444 from $3,390,563 in the comparable 2007 three months. The increase in revenues was due to the Company's leasing to five additional tenants at the Company's Brooklyn, Jamaica and Levittown, New York properties, offset by the vacating of a tenant at the Company's Brooklyn, New York property in July 2007.

The recovery of real estate taxes in the current three months in the amount of $91,043, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties. The comparable 2007 three months did not have a recovery of real estate taxes.

Real estate operating expenses in the current three months increased to $2,393,221 from $2,094,811 in the comparable 2007 three months primarily due to increases in rental expense, utility costs, maintenance costs and lease commission expense, partially offset by decreases in real estate taxes.

Administrative and general expenses in the current three months increased to $1,070,534 from $696,128 in the comparable 2007 three months primarily due to increases in payroll costs, insurance costs, legal and professional costs, pension costs, and a bad debt expense due to a tenant vacating the premises at the Company's Jowein building in Brooklyn, New York.

Depreciation and amortization expense in the current three months increased to $397,608 from $393,871 in the comparable 2007 three months.

Interest expense and other expenses in the current three months exceeded investment income by $181,761 and by $237,517 in the comparable 2007 three months. The decrease in the excess of interest expense over investment income was due primarily to increased investment income and scheduled repayments of debt.


Six months Ended January 31, 2008 Compared to the Six months Ended January 31, 2007:

In the six months ended January 31, 2008, the Company reported a net loss of ($280,818), or ($.14) per share. In the comparable six months ended January 31, 2007, the Company reported a net loss of ($186,660), or ($.09) per share.

Revenues in the current six months increased to $7,212,651 from $6,707,261 in the comparable 2007 six months. The increase in revenues was due to the Company's leasing to five additional tenants at the Company's Brooklyn, Jamaica and Levittown, New York properties, offset by the vacating of a tenant at the Company's Brooklyn, New York property in July 2007.

The recovery of real estate taxes in the current six months in the amount of $91,043, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties. The comparable 2007 six months had a recovery of real estate taxes in the amount of $13,996.

Real estate operating expenses in the current six months increased to $4,538,801 from $4,220,702 in the comparable 2007 six months primarily due to increases in rental expense, utility costs, maintenance costs and lease commission expense, partially offset by decreases in real estate taxes.

Administrative and general expenses in the current six months increased to $1,850,890 from $1,427,268 in the comparable 2007 six months primarily due to increases in payroll costs, insurance costs, legal and professional costs, pension costs, and a bad debt expense due to a tenant vacating the premises at the Company's Jowein building in Brooklyn, New York.

Depreciation and amortization expense in the current six months increased to $793,649 from $788,803 in the comparable 2007 six months.

Interest expense and other expenses in the current six months exceeded investment income by $357,129 and by $471,148 in the comparable 2007 six months. The decrease in the excess of interest expense over investment income was due primarily to increased investment income and scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,876,427 at January 31, 2008.

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

In July 2007, a tenant who occupied 22,192 square feet of office space at the Company's Brooklyn, New York property, vacated the premises. The annual loss in rental income to the Company will be approximately $470,000. The Company is actively seeking, through brokers, tenants to occupy the vacated space.

In May 2007, the Company entered into a lease agreement with a tenant for 15,900 square feet of office space at its Jowein building in Brooklyn, New York. Rent will commence in March 2008.

Levitz Home Furnishings, Inc. whose lease was assigned to PLVTZ, LLC, d/b/a Levitz Home Furnishings ("Levitz") which occupies retail space at the Company's Jowein building in Brooklyn, New York and which accounted for 5.60% of the annual rental income of the Company for the fiscal year ended July 31, 2007, filed for Chapter 11 bankruptcy protection from creditors on November 8, 2007. Levitz vacated the premises on January 31, 2008 and informed the Company in February 2008, of its intentions to reject the lease. The annual rental income from Levitz was approximately $800,000. The Company in March 2008, rented the premises to a tenant for the remaining term of the Levitz lease (through April 2010) at slightly less than half the Levitz rental.

As part of the $12,000,000 multiple draw term loan, the bank agreed to finance the cost of two new elevators at the Company's Bond Street building in Brooklyn, New York. The amount to be financed will be $850,000. (See Note 6(e) to the Consolidated Financial Statements). The total cost of the elevator project is estimated to be $1,100,000 and is anticipated to be completed in fiscal 2008. In February 2008, the Company converted the multiple draw term loan to a permanent mortgage loan. The $850,000 for elevators is the remaining amount of financing due under this loan.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities:   The Company paid $187,000 for
commissions incurred in order to lease space at the Company's properties in the six months ended January 31, 2008. The original amount of the brokerage commissions was $2,366,743. As of January 31, 2008, $1,848,377 had been paid.

The Company has paid an additional $672,300 in rent expense to its landlord for the period of August 1, 2006 through January 31, 2008, which is an affiliated Company, on its Jamaica, New York property. The rent expense is based upon a estimate. The final amount of rent expense has not yet been determined and may be submitted to an independent arbitrator for resolution.


Cash Flows From Investing Activities:

The Company had expenditures of $285,242 in the six months ended January 31, 2008 for the renovation of 32,890 square feet for office space for a tenant at its Jamaica, New York building. The cost of the project was $564,937 and was completed in December 2007.

The Company had expenditures of $47,260 in the six months ended January 31, 2008 for the construction of two new elevators. The total cost of the project is approximately $1,100,000, of which $850,000 will be financed by a bank. The project is anticipated to be completed in fiscal 2008.

The Company had expenditures of $89,000 in the six months ended January 31, 2008 for the installation of new heat, ventilation and air conditioning equipment along with the corresponding electrical service required at the Company's Jamaica, New York building. The cost of the project will be approximately $900,000. The project is anticipated to be completed in May 2008.

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

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2008, the Company had fixed-rate debt of $12,440,352 and variable-rate debt of $620,000. With regards to the Jowein building, Brooklyn, New York loan (presently with a balance of $620,000), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $6,200 for this loan.

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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of January 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

           (b) Reports on Form 8-K - Two reports on Form 8-K were filed by the registrant during the three months ended January 31, 2008.
                Items reported:
          The Company reported Amendments to its Bylaws
          Date of report filed - November 20, 2007.
          The Company reported its financial results for the three months ended October 31, 2007.
          Date of report filed - December 13, 2007.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               J.W. MAYS, Inc.
                                               ------------------------
                                                 (Registrant)



Date     March 12, 2008                        Lloyd J. Shulman
------------------------                       ------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     March 12, 2008                        Mark S. Greenblatt
------------------------                       ------------------------
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

Date:   March 12, 2008

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

Date:   March 12, 2008

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2008 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 12, 2008

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