Form 10-Q
period 2008-04-30
MAYS J W INC
filed 2008-06-12
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2008

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

        Class                                Outstanding at June 11, 2008
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 20 pages.

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 11

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                12 - 15

       Controls and Procedures                                15


Part II  -  Other Information                                 16

       Signatures                                             17

       (31) Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  18
            (31.2) - Chief Financial Officer                  19

       (32) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;
            18 U.S.C. Section 1350                            20


                       J.  W.  MAYS,  INC.
                   CONSOLIDATED BALANCE SHEET
                                                                      April 30          July 31
                             ASSETS                                      2008             2007
 ---------------------------------------------------------------  ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $45,367,793      $44,970,367
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           2,376,235        5,965,350
  Marketable securities  (Note 4)                                        48,818           47,418
  Receivables                                                            98,449          126,253
  Deferred income taxes                                                 327,000          129,000
  Income taxes refundable                                               243,058              -
  Prepaid expenses                                                      791,002        1,703,539
  Security deposits                                                      20,163           16,903
                                                                   -------------    -------------
       Total current assets                                           3,904,725        7,988,463
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,526,345        3,410,592
  Less accumulated amortization                                       1,530,384        1,219,123
                                                                   -------------    -------------
       Net                                                            1,995,961        2,191,469
  Receivables                                                             3,067            4,667
  Security deposits                                                   1,432,932        1,385,606
  Unbilled receivables (Note 9)                                       2,925,806        3,461,147
  Marketable securities  (Note 4)                                     1,831,420          160,500
                                                                   -------------    -------------
       Total other assets                                             8,189,186        7,203,389
                                                                   -------------    -------------

        TOTAL ASSETS                                                $57,461,704      $60,162,219
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                          $10,808,782      $11,553,510
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                           1,085,528        1,078,006
  Payroll and other accrued liabilities                                 357,696              -
                                                                   -------------    -------------
       Total long-term debt                                          13,252,006       13,631,516
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,075,000        2,250,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      169,898           89,621
  Payroll and other accrued liabilities                               1,455,574        2,147,708
  Income taxes payable (Note 11)                                            -          1,456,558
  Other taxes payable                                                     4,826            7,909
  Current portion of mortgages payable (Note 6)                       1,020,491          865,158
  Current portion of security deposits payable                           20,163           16,903
                                                                   -------------    -------------
       Total current liabilities                                      2,670,952        4,583,857
                                                                   -------------    -------------

       Total liabilities                                             17,997,958       20,465,373
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available for sale securities - net of deferred taxes of
     $7,000 at April 30, 2008 and $17,000 at July 31, 2007               14,169           33,248
  Retained earnings                                                  35,212,887       35,426,908
                                                                   -------------    -------------
                                                                     40,751,598       40,984,698
  Less common stock held in treasury, at cost - 162,517
    shares at April 30, 2008 and at July 31, 2007 (Note 12)           1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    39,463,746       39,696,846
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $57,461,704      $60,162,219
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                 -3-

                                             J.  W. MAYS, INC.

                              CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                  Three Months Ended            Nine Months Ended
                                                                       April 30                      April 30
                                                            -----------------------------------------------------------
                                                                   2008           2007           2008          2007
                                                             -------------  -------------  -------------  -------------
                                                              (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                 $3,505,773     $3,450,801    $10,627,381    $10,144,066
  Recovery of real estate taxes                                        -           25,487         91,043         39,483
  Loss on disposition of fixed assets                              (16,999)           -          (16,999)           -
                                                              -------------  -------------  -------------  -------------
      Total revenues                                             3,488,774      3,476,288     10,701,425     10,183,549
                                                              -------------  -------------  -------------  -------------


Expenses
  Real estate operating expenses                                 2,259,838      2,191,194      6,798,639      6,411,896
  Administrative and general expenses                              822,555        760,432      2,673,445      2,187,700
  Depreciation and amortization                                    394,924        395,382      1,188,573      1,184,185
                                                              -------------  -------------  -------------  -------------
       Total expenses                                            3,477,317      3,347,008     10,660,657      9,783,781
                                                              -------------  -------------  -------------  -------------


Income from operations before investment income,
  interest expense and income taxes                                 11,457        129,280         40,768        399,768
                                                              -------------  -------------  -------------  -------------
Investment income and interest expense
  Investment income (Note 4)                                        47,132         18,422        159,649         60,742
  Interest expense (Notes 6, 8, and 11)                           (187,792)      (251,272)      (657,438)      (764,740)
                                                              -------------  -------------  -------------  -------------
                                                                  (140,660)      (232,850)      (497,789)      (703,998)
                                                              -------------  -------------  -------------  -------------

(Loss) before income taxes                                        (129,203)      (103,570)      (457,021)      (304,230)
Income taxes (benefit)                                            (196,000)      (122,000)      (243,000)      (136,000)
                                                              -------------  -------------  -------------  -------------
Net income (loss)                                                   66,797         18,430       (214,021)      (168,230)

Retained earnings, beginning of period                          35,146,090     33,184,309     35,426,908     33,370,969
                                                              -------------  -------------  -------------  -------------
Retained earnings, end of period                               $35,212,887    $33,202,739    $35,212,887     33,202,739
                                                              =============  =============  =============  =============

Income (loss) per common share  (Note 2)                              $.03           $.01          $(.11)         $(.08)
                                                              =============  =============  =============  =============

Dividends per share                                                   $-             $-             $-             $-
                                                              =============  =============  =============  =============

Average common shares outstanding                                2,015,780      2,015,780      2,015,780      2,015,780
                                                              -------------  -------------  -------------  -------------

See Notes to Consolidated Financial Statements.

                                        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                   Three Months Ended            Nine Months Ended
                                                                        April 30                      April 30
                                                             ----------------------------  ----------------------------
                                                                    2008           2007           2008          2007
                                                             -------------  -------------  -------------  -------------
                                                              (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Net Income (loss)                                                 $66,797        $18,430      $(214,021)     $(168,230)
                                                             -------------  -------------  -------------  -------------

Other comprehensive income, net of taxes (Note 3)


   Unrealized gain (loss) on available-for-sale securities:
       Net of taxes (benefit) of ($26,000) and $0 for the three
       months ended April 30, 2008 and 2007, respectively,
       and ($10,000) and $4,000 for the nine months
       ended April 30, 2008 and 2007, respectively.                (49,120)        (1,000)       (19,079)        8,000
                                                             -------------  -------------  -------------  -------------

  Net change in comprehensive income                               (49,120)        (1,000)       (19,079)        8,000
                                                             -------------  -------------  -------------  -------------

                                                             -------------  -------------  -------------  -------------
Comprehensive income (loss)                                        $17,677        $17,430      $(233,100)    $(160,230)
                                                             =============  =============  =============  =============


See Notes to Consolidated Financial Statements.

                                 -4-

                       J.  W.  MAYS,  INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Nine Months Ended
                                                                             April 30
                                                                 --------------------------------
                                                                        2008             2007
                                                                  -------------    --------------
                                                                     (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net (loss)                                                            $(214,021)       $(168,230)

Adjustments to reconcile income to
  net cash provided by operating activities:
  Loss on disposition of fixed assets                                    16,999              -
  Depreciation and amortization                                       1,188,573        1,184,185
  Amortization of deferred expenses                                     311,261          218,537
  Other assets - deferred expenses                                     (115,753)        (730,786)
                       - unbilled receivables                           535,341          414,000
  Deferred income taxes                                                (363,000)         (77,000)
Changes in:
  Receivables                                                            29,404         (107,169)
  Prepaid expenses                                                      912,537          899,782
  Income taxes refundable                                              (243,058)        (434,615)
  Accounts payable                                                       80,277          189,269
  Payroll and other accrued liabilities                                (334,438)         200,730
  Income taxes payable                                               (1,456,558)        (794,314)
  Other taxes payable                                                    (3,083)          (2,030)
                                                                   -------------    -------------
     Cash provided by operating activities                              344,481          792,359
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (1,602,998)        (369,513)
  Security deposits                                                     (50,586)        (102,497)
  Marketable Securities
    Payments for purchases                                           (1,701,399)            (949)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (3,354,983)        (472,959)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase - security deposits                                           10,782          102,497
  Borrowings - mortgage and other debt                                   41,955          315,706
  Decrease - mortgage and other debt payments                          (631,350)        (735,277)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (578,613)        (317,074)
                                                                   -------------    -------------

Increase (decrease) in cash                                          (3,589,115)           2,326

Cash and cash equivalents at beginning of period                      5,965,350        2,335,328
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $2,376,235       $2,337,654
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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the nine months ended April 30, 2008 and April 30, 2007.

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

                                 -6-

As of April 30, 2008, the Company's marketable securities were classified as follows:

                                                                        Gross            Gross
                                                                     Unrealized       Unrealized        Fair
                                                         Cost           Gains           Losses          Value
                                                    -------------  -------------    -------------  -------------
Current:

  Held-to-maturity:

    Certificate of deposit                               $48,818           $-               $-          $48,818
                                                    =============  =============    =============  =============
Noncurrent:
  Available-for-sale:
    Equity securities                                 $1,810,252        $21,168             $-       $1,831,420
                                                    =============  =============    =============  =============

Investment income consists of the following:

                                                         Three Months Ended              Nine Months Ended
                                                              April 30                        April 30
                                                  ------------------------------  ------------------------------
                                                          2008           2007             2008           2007
                                                   -------------  -------------    -------------  -------------
Interest income                                           $2,485         $6,490          $87,602        $15,661
Dividend income                                           44,647         11,932           72,047         45,081
                                                    -------------  -------------    -------------  -------------
     Total                                               $47,132        $18,422         $159,649        $60,742
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

   The Company derives rental income from fifty tenants, of which one tenant accounted for 12.08% and another tenant accounted for 13.58% of rental income during the nine months ended April 30, 2008. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has three irrevocable Letters of Credit totaling $367,500 at April 30, 2008, provided by three tenants and two irrevocable Letters of Credit totaling $137,500 at July 31, 2007, provided by two tenants. These Letters of Credit from the tenants are in lieu of security deposits.

6.  Long-Term Debt - Mortgages and Term Loan:

                                                                     April 30, 2008                    July 31, 2007
                                                            --------------------------------  ---------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due               Due
                                        Interest  Payment          Within          After             Within            After
                                          Rate      Date          One Year        One Year          One Year         One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        6%  4/01/12           $61,045      $1,237,013           $58,365       $1,283,137
  Jamaica, New York property       (b)     6.81% 10/01/11           118,375       2,411,705           112,037        2,501,111
  Jowein building, Brooklyn, NY    (c)      9 %   4/01/09            62,658       1,056,007            58,612        1,103,520
  Fishkill, New York property      (d,e)   6.98%  2/18/15            59,028       1,766,782            17,928        1,816,798
  Bond St. building, Brooklyn, NY  (e)     6.98%  2/18/15           120,227       3,598,483            36,102        3,658,613
  Term-loan payable to bank        (f)     6.50%  5/01/10           359,158         418,792           342,114          690,331
  Jowein building, Brooklyn, NY    (g)  Variable  8/01/10           240,000         320,000           240,000          500,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                     $1,020,491     $10,808,782          $865,158      $11,553,510
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

(c) The Company, on May 7, 2004, closed a loan with an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors, in the amount of $1,350,000. The term of the loan is for a period of five (5) years at an interest rate of 9.00% per annum. Interest and amortization of principal are paid quarterly based on a fifteen (15) year level amortization period. The constant quarterly payments of interest and principal are $40,316. The outstanding balance of the loan, totaling $1,056,007, will become due and payable on April 1, 2009. Interest paid for the nine months ended April 30, 2008 and April 30, 2007 was $77,154 and $80,884, respectively.

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

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan will also finance $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The loan also refinanced the existing mortgage on the Company's Fishkill, New York property which matured on July 1, 2004 (see
    Note 6(d)). The Company had three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property (the "First Permanent Loan") (see Note 6(d)), b) a permanent subordinate mortgage loan in the amount $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The total amount financed was $916,670. The outstanding balance of the multiple draw term loan as of April 30, 2008 was $5,544,520 which were for both the Bond Street and Fishkill properties. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan is for the new elevators at the Company's Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. As of April 30, 2008, the Company has not drawn down any of the $850,000.

(f) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan is a multiple draw loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum.

(g) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan will be used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan will be secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum. The interest rate at April 30, 2008 was 6.00% per annum.

7.   Property and Equipment - at cost:

                                                                     April 30          July 31
                                                                       2008             2007
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $61,438,745      $60,896,956
  Improvements  to  leased  property                                 9,154,777        9,089,969
  Land                                                               6,067,805        6,037,134
  Construction in progress                                           1,212,883          544,636
                                                                  -------------    -------------
                                                                    77,874,210       76,568,695
  Less accumulated depreciation                                     32,668,860       31,790,146
                                                                  -------------    -------------
     Property - net                                                 45,205,350       44,778,549
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               543,769          726,966
  Other fixed assets                                                   227,582          227,747
                                                                  -------------    -------------
                                                                       771,351          954,713
  Less accumulated depreciation                                        608,908          762,895
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               162,443          191,818
                                                                  -------------    -------------

        Property and equipment - net                               $45,367,793      $44,970,367
                                                                  =============    =============

8.   Note Payable:

     On December 15, 2004, the Company borrowed $1,000,000 from a director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan was for a period of three (3) years maturing on December 15, 2007, at an interest rate of 7.50% per annum. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payments of interest are $18,750. The Company extended the note for an additional three (3) years maturing on December 15, 2010, at an interest rate of 7.50% per annum.

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its employees. Operations were charged $73,337 and $234,211 as contributions to the Plan for the three and nine months ended April 30, 2008, respectively, and $69,448 and $207,343 as contributions to the Plan for the three and nine months ended April 30, 2007, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of nine months or less, which are readily convertible into cash.


Supplemental disclosure:                                              Nine Months Ended
                                                                           April 30
                                                               ------------------------------
                                                                       2008           2007
                                                               ---------------  -------------

Interest paid, net of capitalized interest of $56,469 (2008),        $667,095       $768,464
  there was no capitalized interest for 2007.

Income taxes paid                                                  $1,779,616     $1,169,928


12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2008 and at July 31, 2007.

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

                                 -11

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations:

Three Months Ended April 30, 2008 Compared to the Three Months Ended April 30, 2007:

In the three months ended April 30, 2008, the Company reported net income of $66,797, or $.03 per share. In the comparable three months ended April 30, 2007, the Company reported net income of $18,430, or $.01 per share.

Revenues in the current three months increased to $3,488,774 from $3,476,288 in the comparable 2007 three months. The increase in revenues was due to the Company's leasing to five additional tenants at the Company's Brooklyn, Jamaica and Levittown, New York properties, offset by the vacating of a tenant at the Company's Brooklyn, New York property in July 2007 and the reduced rent received by the tenant that replaced Levitz Home Furnishings, Inc., at the Company's Jowein building in Brooklyn, New York.

The recovery of real estate taxes in the 2007 three months in the amount of $25,487, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties. The comparable 2008 three months did not have a recovery of real estate taxes.

Real estate operating expenses in the current three months increased to $2,259,838 from $2,191,194 in the comparable 2007 three months primarily due to increases in real estate taxes, utility costs, payroll costs and lease commission expense, partially offset by decreases in maintenance costs.

Administrative and general expenses in the current three months increased to $822,555 from $760,432 in the comparable 2007 three months primarily due to increases in payroll costs, insurance costs, medical costs, and legal and professional costs.

Depreciation and amortization expense in the current three months decreased to $394,924 from $395,382 in the comparable 2007 three months.

Interest expense and other expenses in the current three months exceeded investment income by $140,660 and by $232,850 in the comparable 2007 three months. The decrease in the excess of interest expense over investment income was due primarily to increased investment income and scheduled repayments of debt.


Nine Months Ended April 30, 2008 Compared to the Nine Months Ended April 30,
2007:

In the nine months ended April 30, 2008, the Company reported a net loss of ($214,021), or ($.11) per share. In the comparable nine months ended April 30, 2007, the Company reported a net loss of ($168,230), or ($.08) per share.

Revenues in the current nine months increased to $10,701,425 from $10,183,549 in the comparable 2007 nine months. The increase in revenues was due to the Company's leasing to five additional tenants at the Company's Brooklyn, Jamaica and Levittown, New York properties, offset by the vacating of a tenant at the Company's Brooklyn, New York property in July 2007, and the reduced rent received by the tenant that replaced Levitz Home Furnishings, Inc., at the Company's Jowein building in Brooklyn, New York.

The recovery of real estate taxes in the current nine months in the amount of $91,043, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties. The comparable 2007 nine months had a recovery of real estate taxes in the amount of $39,483.

Real estate operating expenses in the current nine months increased to $6,798,639 from $6,411,896 in the comparable 2007 nine months primarily due to increases in rental expense, utility costs, payroll costs and lease commission expense, partially offset by decreases in real estate taxes and insurance costs.

Administrative and general expenses in the current nine months increased to $2,673,445 from $2,187,700 in the comparable 2007 nine months primarily due to increases in payroll costs, insurance costs, legal and professional costs, pension costs, and a bad debt expense due to a tenant vacating the premises at the Company's Jowein building in Brooklyn, New York.

Depreciation and amortization expense in the current nine months increased to $1,188,573 from $1,184,185 in the comparable 2007 nine months.

Interest expense and other expenses in the current nine months exceeded investment income by $497,789 and by $703,998 in the comparable 2007 nine months. The decrease in the excess of interest expense over investment income was due primarily to increased investment income and scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,376,235 at April 30, 2008.

In October 2006, the Company entered into a lease agreement with a restaurant at the Company's Levittown premises. The restaurant intends to construct a new building. The tenant opened the restaurant in May 2008. The tenant began paying partial rent in September 2007 and full rent in May 2008. This will replace the tenant that vacated the premises in September 2004. The annual rental income from this lease agreement will more than offset the annual rental income lost from the previous tenant.

In July 2007, a tenant who occupied 22,192 square feet of office space at the Company's Brooklyn, New York property, vacated the premises. The annual loss in rental income to the Company will be approximately $470,000. In March 2008, the Company entered into a lease agreement with a tenant for 11,128 square feet of the vacated space. Rent will commence in July 2008. The Company is actively seeking, through brokers, tenants to occupy the balance of 11,064 square feet of the vacated space.

In May 2007, the Company entered into a lease agreement with a tenant for 15,900 square feet of office space at its Jowein building in Brooklyn, New York. Rent commenced in March 2008.

In March 2008, the Company entered into a lease agreement with a tenant for 60,000 square feet for warehouse space at its Circleville, Ohio property. Rent commenced in March 2008.

Levitz Home Furnishings, Inc. whose lease was assigned to PLVTZ, LLC, d/b/a Levitz Home Furnishings ("Levitz") which occupies retail space at the Company's Jowein building in Brooklyn, New York and which accounted for 5.60% of the annual rental income of the Company for the fiscal year ended July 31, 2007, filed for Chapter 11 bankruptcy protection from creditors on November 8, 2007. Levitz vacated the premises on January 31, 2008 and informed the Company in February 2008, of its intentions to reject the lease. The annual rental income from Levitz was approximately $800,000. The Company, in March 2008, rented the premises to a tenant for the remaining term of the Levitz lease (through April 2010) at slightly less than half the Levitz rental.

As part of the $12,000,000 multiple draw term loan, the bank agreed to finance the cost of two new elevators at the Company's Bond Street building in Brooklyn, New York. The amount to be financed will be $850,000. (See Note 6(e) to the Consolidated Financial Statements). The total cost of the elevator project is estimated to be $1,100,000 and is anticipated to be completed in 2008. In February 2008, the Company converted the multiple draw term loan to a permanent mortgage loan. The $850,000 for elevators is the remaining amount of financing due under this loan.

Cash Flows From Operating Activities:

Deferred Expenses: The Company had expenditures for a brokerage commission in the nine months ended April 30, 2008, in the amount of $28,080, relating to a tenant of the Company's Circleville, Ohio Property.

Payroll and Other Accrued Liabilities:   The Company paid $282,628 for
commissions incurred in order to lease space at the Company's properties in the nine months ended April 30, 2008. The original amount of the brokerage commissions was $2,394,823. As of April 30, 2008, $1,944,005 had been paid. The Company also incurred additional brokerage commissions in the amount of $28,080 related to a new tenant and referred to above.

A tenant at the Company's Jowein building in Brooklyn, New York paid the rent in advance to the end of the lease term which is April 2010. The amount paid in advance as of April 30, 2008 is $715,384.

The Company has paid an additional $784,350 in rent expense to its landlord for the period of August 1, 2006 through April 30, 2008, which is an affiliated Company, on its Jamaica, New York property. The rent expense is based upon a estimate. The final amount of rent expense has not yet been determined and may be submitted to an independent arbitrator for resolution.


Cash Flows From Investing Activities:

The Company had expenditures of $285,242 in the nine months ended April 30, 2008 for the renovation of 32,890 square feet for office space for a tenant at its Jamaica, New York building. The cost of the project was $564,937 and was completed in December 2007.

The Company had expenditures of $91,972 in the nine months ended April 30, 2008 for the construction of two new elevators. The total cost of the project is approximately $1,100,000, of which $850,000 will be financed by a bank. As of April 30, 2008, $322,590 has been paid. The project is anticipated to be completed in 2008.

The Company had expenditures of $702,212 in the nine months ended April 30, 2008 for the installation of new heat, ventilation and air conditioning equipment along with the corresponding electrical service required at the Company's Jamaica, New York building. The cost of the project was $910,212 and was completed in May 2008.

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

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2008, the Company had fixed-rate debt of $12,269,273 and variable-rate debt of $560,000. With regards to the Jowein building, Brooklyn, New York loan (presently with a balance of $560,000), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $5,600 for this loan.

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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of April 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

   (b) Reports on Form 8-K - One report on Form 8-K was filed by the registrant during the three months ended April 30, 2008.
      Item reported:
        The Company reported its financial results for the three months ended January 31, 2008.
        Date of report filed - March 12, 2008.

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




                                                  J.W. MAYS, Inc.
                                            -----------------------------
                                                 (Registrant)



Date     June 11, 2008                           Lloyd J. Shulman
                                            -----------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     June 11, 2008                           Mark S. Greenblatt
                                            -----------------------------
                                               Mark S. Greenblatt
                                               Vice President
                                               Chief Financial Officer


                                 -17-
                                                                  EXHIBIT 31.1
                                 CERTIFICATION
I, Lloyd J. Shulman, certify that:

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

Date:   June 11, 2008

                                             /s/ Lloyd J. Shulman
                                             ---------------------------
                                             Lloyd J. Shulman
                                             President
                                             Chief Executive Officer
                                 -18-
                                                                  EXHIBIT 31.2

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

Date:   June 11, 2008

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2008 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


June 11, 2008

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