Form 10-K
period 2008-07-31
MAYS J W INC
filed 2008-10-09
CIK 54187

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: July 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to Commission file number: 1-3647

J.W. MAYS, INC.
(Exact name of registrant as specified in its charter)

New York	11-1059070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 Bond Street, Brooklyn, New York	11201-5805
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (718) 624-7400
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes         No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes         No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ No delinquent filers

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer          Accelerated filer          Non-accelerated filer    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No    X

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $8,612,003 as of January 31, 2008 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of September 12, 2008 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K in which the Document is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2008	Parts I and II
Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2008
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

The Company employs approximately 30 employees and has a contract, expiring November 30, 2010, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 23% of its employees. The Company considers that its labor relations with its employees and union are good.

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

Item 2. Properties.

The table below sets forth certain information as to each of the properties currently operated by the Company:

	Location	Approximate Square Feet

1.	Brooklyn, New York Fulton Street at Bond Street	380,000
2.	Brooklyn, New York Jowein building Fulton Street at Elm Place	430,000
3.	Jamaica, New York Jamaica Avenue at 169th Street	297,000
4.	Fishkill, New York Route 9 at Interstate Highway 84	203,000 (located on 14.6 acres )
5.	Levittown, New York Hempstead Turnpike	10,000 (located on 75,800 square feet of land )
6.	Massapequa, New York Sunrise Highway	133,400
7.	Circleville, Ohio Tarlton Road	193,350 (located on 11.6 acres )
8.	Brooklyn, New York Truck bays, passage facilities and tunnel-Schermerhorn Street	17,000
	Building-Livingston Street	10,500

Properties leased are under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2008 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Brooklyn Bond Street building, the Jowein building, the Jamaica building and the Fishkill property.

1.  Brooklyn, New York—Fulton Street at Bond Street

13% of the property is leased by the Company under six separate leases. Expiration dates are as follows: 6/30/2011 (1 lease); 12/8/2013 (1 lease) which lease has two thirty-year renewal options through 12/8/2073; 4/30/2021 (2 leases), which leases previously had expiration dates of April 30, 2011 and were extended for an additional ten years; and 4/30/31 (2 leases) which leases previously had expiration dates of April 30, 2011 and were extended for an additional twenty years. The Company is adding two new elevators to its lobby at 9 Bond Street. The work is anticipated to be completed in the year 2008. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

The property is currently leased to seventeen tenants of which eight are retail tenants, two are fast food restaurants and seven occupy office space. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (33.42%) and the other tenant will occupy office space (15.06%). Approximately 25,000 square feet of the building are available for lease.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/04	42.70%	7/31/2009	3	4,480
7/31/05	51.62%	7/31/2011	5	17,111
7/31/06	56.68%	7/31/2013	3	28,438
7/31/07	61.50%	7/31/2014	1	36,088
7/31/08	53.05%	7/31/2016	1	13,451
		7/31/2018	1	3,300
		7/31/2019	1	21,121
		7/31/2021	3	140,334

			18	264,323

As of July 31, 2008 the federal tax basis is $21,079,486 with accumulated depreciation of $7,544,225 for a net carrying value of $13,535,261. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $969,611 per year and the rate used is averaged at $11.433 per $100 of assessed valuation.

2.  Brooklyn, New York—Jowein building, Fulton St. & Elm Place

Approximately 47% of the property is owned and 53% is leased. The leases with two landlords expire on April 30, 2010. There are no renewal options. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The property is currently leased to twenty tenants of which seven are retail stores, two are fast food restaurants and eleven leases are for office space. Approximately 150,000 square feet of the building are available for lease.

Upon the termination of the Company’s leases with its landlords on April 30, 2010, the Company will lose seven tenants who occupy 90,697 square feet. The occupancy rate for the portion of the building that the Company owns would be approximately 72.50%. The loss in income to the Company should not have a significant effect on its ongoing operations.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/04	64.08%	7/31/2009	1	305
7/31/05	40.86%	7/31/2010	8	116,807
7/31/06	49.20%	7/31/2011	5	61,664
7/31/07	50.75%	7/31/2012	1	15,000
7/31/08	59.30%	7/31/2013	2	18,000
		7/31/2014	1	5,000
		7/31/2017	1	5,500
		7/31/2018	1	15,900

			20	238,176

As of July 31, 2008 the federal tax basis is $16,162,964 with accumulated depreciation of $7,528,263 for a net carrying value of $8,634,701. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $1,461,109 per year and the rate used is averaged at $10.952 per $100 of assessed valuation.

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

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/04	70.70%	7/31/2010	1	2,000
7/31/05	76.00%	7/31/2011	1	42,250
7/31/06	71.98%	7/31/2012	2	26,625
7/31/07	66.03%	7/31/2014	2	58,844
7/31/08	79.38%	7/31/2015	1	24,109
		7/31/2016	1	6,021
		7/31/2017	3	75,907

			11	235,756

As of July 31, 2008 the federal tax basis is $19,342,882 with accumulated depreciation of $8,351,244 for a net carrying value of $10,991,638. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $333,655 per year and the rate used is averaged at $11.282 per $100 of assessed valuation.

4.  Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. There are approximately 203,000 square feet of the building available for lease.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/04	12.28%
7/31/05	12.28%
7/31/06	4.09%
7/31/07	—
7/31/08	—

As of July 31, 2008 the federal tax basis is $9,608,448 with accumulated depreciation of $7,395,240 for a net carrying value of $2,213,208. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $124,822 per year and the rate used is averaged at $1.73 per $100 of assessed valuation.

5.  Levittown, New York—Hempstead Turnpike

The Company owns the entire property. In October 2006, the Company entered into a lease agreement with a restaurant. The restaurant constructed a new 10,000 square foot building, which opened in May 2008. Ownership of the building reverts to the Company at the conclusion of the leasing arrangement, currently August 16, 2017.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/04	100%	7/31/2018	Building	10,000
7/31/05	16.67%		Land	75,800

7/31/06	—		1	85,800

7/31/07	—
7/31/08	25%

The real estate taxes for this property are $135,310 per year and the rate used is averaged at $728.10 per $100 of assessed valuation.

6.  Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The lease expires May 14, 2009 and there is one renewal option for twenty-one years, which the Company exercised in April, 2008. There are no present plans for additional improvements of this property. The entire leasehold is currently sub-leased to two tenants; one, to a gasoline service station and the other for use as a bank. Each of these tenants occupies in excess of 10% of the rentable square footage. The gasoline service station sub-lease expires April 29, 2009 with no renewal options. The gas station is responsible to remove all its equipment, including oil tanks, and is also responsible for any oil spill clean up if necessary. The sub-sub-lease to the bank expires May 14, 2009 with one renewal option, which was exercised in May, 2007.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/04	100%	7/31/2009	1	20,000
7/31/05	100%	7/31/2030	1	113,400

7/31/06	100%		2	133,400

7/31/07	100%
7/31/08	100%

The real estate taxes for this property are $143,279 per year and the rate used is averaged at $696.65 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.  Circleville, Ohio—Tarlton Road

The Company owns the entire property. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The property is currently leased to two tenants. The tenants use these premises for warehouse and distribution facilities. One tenant’s lease agreement was executed for a five year period, with a right to cancel after three years, for 75,000 square feet to November 11, 2010. The other tenant’s lease agreement was executed for a three-year period, with a right to cancel after one year, for 60,000 square feet to March 31, 2011. There are approximately 58,000 square feet of the building available for lease.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/04	100%	7/31/2011	2	135,000
7/31/05	100%
7/31/06	55.77%
7/31/07	38.79%
7/31/08	49.13%

As of July 31, 2008 the federal tax basis is $4,388,456 with accumulated depreciation of $2,176,811 for a net carrying value of $2,211,645. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $74,566 per year and the rate used is averaged at $4.05 per $100 of assessed valuation.

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

See Note 10 to the Consolidated Financial Statements contained in the 2008 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

Item 3. Legal Proceedings.

There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements.

In response to a termination notice that the Company received concerning its tenancy in a portion of the Jowein building, Brooklyn, New York, on April 25, 2007, the Company filed a lawsuit against its landlords in New York State Supreme Court, Kings County. In the lawsuit, the Company seeks a judgment declaring that the landlord’s termination notice was improperly issued and that the Company is not required to correct or cure the purported defaults cited in the termination notice. In addition, the Company seeks an order temporarily, preliminarily and permanently enjoining the landlords from taking any action to terminate the lease or otherwise interfere with the Company’s possession of the premises.

On May 16, 2007, the New York State Supreme Court granted the Company’s motion for preliminary injunctive relief and enjoined the landlord, during the pendency of this action, from taking any action to evict the Company, terminate the Company’s lease which is scheduled to expire on April 30, 2010, and/or commencing summary action adverse to the Company’s rights or otherwise disturb the Company’s possession of the premises. The landlords have answered the complaint denying the allegations and asserting counterclaims against the Company relating to the premises. Discovery has been completed and the case is awaiting the scheduling of a trial date. Management of the Company is unable to predict the outcome of this matter or whether the Company will be required to expend significant amounts of money in order to correct any of the purported defaults.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2008), whose present term of office will expire upon the election and qualifications of his successor:

Name	Age	Business Experience During the Past Five Years	First Became Such Officer or Director
Lloyd J. Shulman	66	President	November, 1978
		Co-Chairman of the Board and President	June, 1995
		Chairman of the Board and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	54	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	57	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	58	Vice President	March, 1995

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

The following is the sales price range per share of J. W. Mays, Inc. common stock during the fiscal years ended July 31, 2008 and 2007:

Three Months Ended	Sales Price
	High	Low
October 31, 2007	$24.69	$21.36
January 31, 2008	22.15	19.00
April 30, 2008	20.25	19.60
July 31, 2008	21.00	18.00
October 31, 2006	$23.80	$17.54
January 31, 2007	22.00	20.51
April 30, 2007	22.25	20.86
July 31, 2007	24.53	21.76

The quotations were obtained for the respective periods from the National Association of Securities Dealers, Inc. There were no dividends declared in either of the two fiscal years.

On September 12, 2008, the Company had approximately 1,500 shareholders of record.

Performance Graph

Comparison of Five-Year Cumulative Total Return
J.W. MAYS, INC., Standard & Poor’s 500 and Peer Group
(Five-Year Performance Results Through 07/31/2008)

The following graph sets forth a five-year comparison of cumulative total shareholder return for the Company, the Standard & Poor’s 500 Stock-Index (“S&P 500”), and a Peer Group. The graph assumes the investment of $100 at the close of trading July 31, 2003 in the common stock of the Company, the S&P 500 and the Peer Group, and the reinvestment of all dividends, although the Company did not pay a dividend during this five-year period.

Comparison of Five-Year Cumulative Total Return*
J.W. MAYS, INC., Standard & Poor’s 500 And Peer Group
(Performance Results Through 7/31/08)

The Performance Graph shall not be deemed incorporated by reference by any general statement of incorporation by reference in any filing made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

Item 6. Selected Financial Data.

The information appearing under the heading “Summary of Selected Financial Data” on page 2 of the Registrant’s 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Registrant’s 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2008, the Company had fixed-rate debt of $12,081,167, and variable rate debt of $500,000. With regards to the Jowein building, Brooklyn, New York loan (presently with a balance of $500,000), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $5,000 for this loan.

Item. 8. Financial Statements and Supplementary Data.

The Registrant’s Consolidated Financial Statements, together with the report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 6, 2008, appearing on pages 4 through 17 of the Registrant’s 2008 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, and 7 hereof, the 2008 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.

Item 11. Executive Compensation.

The information required by this item appears under the heading “Executive Compensation” in the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item appears under the headings “Executive Compensation”, “Certain Transactions,” “Certain Relationships and Related Transactions” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees paid by the Company to its independent registered public accounting firm, D’Arcangelo & Co., LLP, for the fiscal years 2008 and 2007.

	Fiscal Year 2008	Fiscal Year 2007
Audit Fees	$85,124	$80,355
Tax Fees and Other Fees	15,097	15,184

Total	$100,221	$95,539

Audit Fees for fiscal year 2008 and fiscal year 2007 were for professional services rendered for the audits of the consolidated financial statements of the Company and assistance with the review of documents filed with the Securities and Exchange Commission.

Tax Fees and Other Fees for fiscal year 2008 and fiscal year 2007 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

1.

The Consolidated Financial Statements and report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 6, 2008, set forth on pages 4 through 17 of the Registrant’s 2008 Annual Report to Shareholders.

2.	See accompanying Index to Registrant’s Financial Statements and Schedules.

3.	Exhibits:

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

(3)	Articles of incorporation and by-laws:

(i)	Certificate of Incorporation, as amended, incorporated by reference to Registrant’s Form 8-K dated December 3, 1973.

(ii)	By-laws, as amended June 1, 1995, incorporated by reference to Registrant’s Form 10-K dated October 23, 1995.

(iii)	Amendment to By-laws, effective November 1, 1999, incorporated by reference to Registrant’s Proxy Statement dated October 19, 2000.

(iv)	Amendment to By-laws, effective November 20, 2007, incorporated by reference to Registrant’s Form 8-K dated November 20, 2007.

(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above.

(9)	Voting trust agreement—not applicable.

(10)	Material contracts:

(i)

The J.W. Mays, Inc. Retirement Plan and Trust, Summary Plan Description, effective August 1, 1991, incorporated by reference to Registrant’s Form 10-K dated October 23, 1992 and, as amended, effective August 1, 1993, incorporated by reference to Registrant’s Form 10-Q for the Quarter ended October 31, 1993 dated December 2, 1993.

(ii)

Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each dated August 1, 2005, incorporated by reference to Registrant’s Form 8-K dated August 1, 2005. Each of these Employment Agreements has been extended as of August 1, 2008.

(11)	Statement re computation of per share earnings—not applicable.

(12)	Statement re computation of ratios—not applicable.

(13)	Annual report to security holders.

(16)	Letter re change in certifying auditors—not applicable.

(18)	Letter re change in accounting principles—not applicable.

(21)	Subsidiaries of the registrant.

(22)	Published report regarding matters submitted to vote of security holders—not applicable.

(24)	Power of attorney—none.

(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.1—Chief Executive Officer 31.2—Chief Financial Officer

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sect 1350.

(b)	Reports on Form 8-K—A report on Form 8-K was filed by Registrant during the three months ended July 31, 2008.

Item reported—The Company reported its financial results for the three and nine months ended April 30, 2008.

Date of report filed—June 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC. (REGISTRANT)

October 9, 2008

By:	LLOYD J. SHULMAN Lloyd J. Shulman Chairman of the Board Principal Executive Officer President Principal Operating Officer

October 9, 2008

By:	MARK S. GREENBLATT Mark S. Greenblatt Vice President and Treasurer Principal Financial Officer

October 9, 2008

By:	WARD N. LYKE, JR. Ward N. Lyke, Jr. Vice President and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

LLOYD J. SHULMAN Lloyd J. Shulman	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	October 9, 2008
MARK S. GREENBLATT Mark S. Greenblatt	Vice President, Treasurer and Director	October 9, 2008
LANCE D. MYERS Lance D. Myers	Director	October 9, 2008
DEAN L. RYDER Dean L. Ryder	Director	October 9, 2008
JACK SCHWARTZ Jack Schwartz	Director	October 9, 2008
SYLVIA W. SHULMAN Sylvia W. Shulman	Director	October 9, 2008
LEWIS D. SIEGEL Lewis D. Siegel	Director	October 9, 2008

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2008, which are incorporated herein by reference:

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

We have audited the consolidated financial statements of J.W. Mays, Inc. and subsidiaries as of July 31, 2008 and 2007, and for the three years in the period ended July 31, 2008 and have issued our report thereon dated October 6, 2008; such consolidated financial statements and reports are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J.W. Mays, Inc. and subsidiaries referred to in Item 15(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D’ARCANGELO & CO., LLP
Purchase, N.Y.
October 6, 2008

SCHEDULE II

J.W. MAYS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2008	2007	2006
Allowance for net unrealized gains on marketable securities:
Balance, beginning of period	$50,248	$47,748	$1,764,264
Additions (reductions)	(254,660)	2,500	(1,716,516)

Balance, end of period	$(204,412)	$50,248	$47,748

SCHEDULE III

J.W. MAYS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
July 31, 2008

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried At Close of Period

Description	Encum- brances	Land	Building & Improvements	Improvements	Carried Cost	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed

Office and Rental Buildings
Brooklyn, New York Fulton Street at Bond Street	$3,690,908	$3,713,494	$6,503,468	$16,333,437	$ —	$3,713,494	$22,836,905	$26,550,399	$7,918,171	Various	Various	(1) (2)
Jamaica, New York Jamaica Avenue at 169th Street	3,784,248	—	3,215,699	16,023,060	—	—	19,238,759	19,238,759	8,206,894	1959	1959	(1) (2)
Fishkill, New York Route 9 at Interstate Highway 84	1,812,160	594,723	7,212,116	2,438,652	—	594,723	9,650,768	10,245,491	7,020,712	10/74	11/72	(1)
Brooklyn, New York Jowein Building Fulton Street and Elm Place	1,603,520	1,512,812	728,327	15,434,637	—	1,512,812	16,162,964	17,675,776	8,222,740	1915	1950	(1) (2)
Levittown, New York Hempstead Turnpike	—	125,927	—	—	—	125,927	—	125,927	—	4/69	6/62	(1)
Circleville, Ohio Tarlton Road	—	120,849	4,388,456	—	—	120,849	4,388,456	4,509,305	1,700,527	9/92	12/92	(1)

Total(A)	$10,890,836	$6,067,805	$22,048,066	$50,229,786	$ —	$6,067,805	$72,277,852	$78,345,657	$33,069,044

(1)  Building and improvements  18–40 years

(2)  Improvements to leased property  3–40 years

(A)  Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $771,966 and Accumulated Depreciation thereon of $624,472 at July 31, 2008.

	Year Ended July 31,
	2008	2007	2006
Investment in Real Estate
Balance at Beginning of Year	$76,568,695	$75,965,473	$73,265,390
Improvements	1,776,962	603,222	2,700,083

Balance at End of Year	$78,345,657	$76,568,695	$75,965,473

Accumulated Depreciation
Balance at Beginning of Year	$31,790,146	$30,379,314	$28,895,827
Additions Charged to Costs and Expenses	1,278,898	1,410,832	1,483,487

Balance at End of Year	$33,069,044	$31,790,146	$30,379,314

EXHIBIT INDEX TO FORM 10-K

(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable
(3)		(i) Certificate of incorporation—incorporated by reference
(ii) By-laws—incorporated by reference
(iii) Amendment to By-laws, effective November 1, 1999—incorporated by reference
(iv) Amendment to By-Laws, effective November 20, 2007, incorporated by reference to Registrant’s Form 8-K dated November 20, 2007.
(4)		Instruments defining the rights of security holders, including indentures—see Exhibit (3) above
(9)		Voting trust agreement—not applicable
(10)	Material contracts—	(i) incorporated by reference
(ii) Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each dated August 1, 2005, incorporated by reference to Registrant’s Form 8-K dated August 1, 2005. Each of these Employment Agreements has been extended as of August 1, 2008.
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