Form 10-K/A
period 2008-07-31
MAYS J W INC
filed 2008-11-17
CIK 54187

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

     J.W. Mays, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended July 31, 2008 for the purpose of revising its disclosure under "Item 9A. Controls and Procedures," the complete text of which is contained herein and certain additional disclosures in the certifications contained in Exhibits 31.1 and 31.2 and a conforming change to Exhibit 32. Except as discussed in this Explanatory Note, no other changes have been made to the original filing of the Form 10-K.

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

(b) Changes to internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

(c) Management's annual report on internal control over financial reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company's management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company's management assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework Guidance for Small Public Companies. Based on the Company's assessments, we believe that, as of July 31, 2008, its internal control over financial reporting is effective based on these criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

The Company's management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Our accounting department is comprised of four persons. Due to such a limited number of persons, a complete segregation of all of the duties as to which the department is responsible is not possible. In order to make sure that the inability to segregate all duties does not affect our timely and accurate financial reporting, we need to remain vigilant in maintaining compensating controls. These compensating controls will continue to be monitored in order to assure us that our internal control over financial reporting remain at a high level despite the limited number of accounting department personnel.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1 – Chief Executive Officer

31.2 – Chief Financial Officer

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sect. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC. (REGISTRANT)

November 17, 2008

By:	/s/ LLOYD J. SHULMAN Lloyd J. Shulman Chairman of the Board Principal Executive Officer President Principal Operating Officer

November 17, 2008

By:	/s/ MARK S. GREENBLATT Mark S. Greenblatt Vice President and Treasurer Principal Financial Officer

November 17, 2008

By:	/s/ WARD N. LYKE, JR. Ward N. Lyke, Jr. Vice President and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ LLOYD J. SHULMAN Lloyd J. Shulman	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	November 17, 2008
/s/ MARK S. GREENBLATT Mark S. Greenblatt	Vice President, Treasurer and Director	November 17, 2008
/s/ LANCE D. MYERS Lance D. Myers	Director	November 17, 2008
/s/ DEAN L. RYDER Dean L. Ryder	Director	November 17, 2008
/s/ JACK SCHWARTZ Jack Schwartz	Director	November 17, 2008
/s/ SYLVIA W. SHULMAN Sylvia W. Shulman	Director	November 17, 2008
/s/ LEWIS D. SIEGEL Lewis D. Siegel	Director	November 17, 2008

Exhibit Index to Form 10-K/A
Amendment No. 1

(31)       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act – 1 and 2

(32)       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act