Form 10-Q
period 2008-10-31
MAYS J W INC
filed 2008-12-11
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X__       No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer __X__ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes _____   No __X__

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

        Class                                Outstanding at Decembber 10, 2008
---------------------------                  ---------------------------------
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 19 pages.

                               J. W. MAYS,  INC.

                                     INDEX



                                                            Page No.


Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Income
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income         4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 11

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                12 - 14

       Controls and Procedures                                14


Part II  -  Other Information                                 15

       Signatures                                             16


       (31) Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

            (31.1) - Chief Executive Officer                  17
            (31.2) - Chief Financial Officer                  18



       (32) Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

            18 U.S.C. Section 1350                            19

                       J. W. MAYS, INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     October 31         July 31
                             ASSETS                                     2008             2008
 ---------------------------------------------------------------  ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $45,291,749      $45,424,107
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,981,103        1,475,390
  Marketable securities  (Note 4)                                        49,344           49,097
  Receivables                                                           225,804          171,031
  Deferred income taxes                                                 276,000          320,000
  Prepaid expenses                                                      909,078        1,833,569
  Security deposits                                                      13,674           13,674
                                                                   -------------    -------------
       Total current assets                                           3,455,003        3,862,761
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,461,708        3,461,708
  Less accumulated amortization                                       1,455,159        1,361,804
                                                                   -------------    -------------
       Net                                                            2,006,549        2,099,904
  Receivables                                                             2,667            3,067
  Security deposits                                                   1,429,207        1,428,573
  Unbilled receivables (Note 9)                                       2,736,076        2,859,076
  Marketable securities  (Note 4)                                     1,262,680        1,605,840
                                                                   -------------    -------------
       Total other assets                                             7,437,179        7,996,460
                                                                   -------------    -------------

        TOTAL ASSETS                                                $56,183,931      $57,283,328
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                           $9,265,964       $9,513,528
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                           1,102,769        1,102,134
  Payroll and other accrued liabilities                                 178,848          268,272
                                                                   -------------    -------------
       Total long-term debt                                          11,547,581       11,883,934
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,738,000        1,935,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      126,528           39,364
  Payroll and other accrued liabilities                               1,558,930        1,785,336
  Income taxes payable (Note 11)                                         43,774          102,945
  Other taxes payable                                                     4,226            1,891
  Current portion of mortgages payable (Note 6)                       1,763,518        2,067,639
  Current portion of security deposits payable                           13,674           13,674
                                                                   -------------    -------------
       Total current liabilities                                      3,510,650        4,010,849
                                                                   -------------    -------------

       Total liabilities                                             16,796,231       17,829,783
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized  (loss) on available for sale securities -
    net of deferred taxes (benefit) of ($187,000) at
    October 31, 2008 and $(70,000) at July 31, 2008                    (260,595)        (134,412)
  Retained earnings                                                  35,411,605       35,351,267
                                                                   -------------    -------------
                                                                     40,675,552       40,741,397
  Less common stock held in treasury, at cost - 162,517
    shares at October 31, 2008 and at July 31, 2008 (Note 12)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    39,387,700       39,453,545
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $56,183,931      $57,283,328
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                 -3-

                                           J. W. MAYS, INC.
                         CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                 Three Months Ended
                                                                     October 31
                                                            ------------------------------
                                                                 2008           2007
                                                             -------------  -------------
                                                              (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                 $3,922,846     $3,507,877
  Loss on disposition of fixed assets                                  -          (30,670)
                                                              -------------  -------------
      Total revenues                                             3,922,846      3,477,207
                                                              -------------  -------------


Expenses
  Real estate operating expenses                                 2,242,687      2,145,580
  Administrative and general expenses                              872,405        780,356
  Depreciation and amortization                                    405,092        396,041
                                                              -------------  -------------
       Total expenses                                            3,520,184      3,321,977
                                                              -------------  -------------


Income from operations before investment income,
  interest expense and income taxes                                402,662        155,230
                                                              -------------  -------------
Investment income and interest expense
  Investment income (loss) (Note 4)                                (62,899)        64,445
  Interest expense (Notes 6, 8, and 11)                           (205,425)      (239,813)
                                                              -------------  -------------
                                                                  (268,324)      (175,368)
                                                              -------------  -------------

Income (loss) before income taxes                                  134,338        (20,138)
Income taxes provided                                               74,000         16,000
                                                              -------------  -------------
Net income (loss)                                                   60,338        (36,138)

Retained earnings, beginning of period                          35,351,267     35,426,908
                                                              -------------  -------------
Retained earnings, end of period                               $35,411,605    $35,390,770
                                                              =============  =============

Income (loss) per common share  (Note 2)                              $.03          $(.02)
                                                              =============  =============

Dividends per share                                                   $-             $-
                                                              =============  =============

Average common shares outstanding                                2,015,780      2,015,780
                                                              -------------  -------------

See Notes to Consolidated Financial Statements.


                        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                   Three Months Ended
                                                                       October 31
                                                             -------------- ---------------
                                                                   2008           2007
                                                             -------------  -------------
                                                               (Unaudited)    (Unaudited)

Net Income (Loss)                                                  $60,338       $(36,138)
                                                              -------------  -------------

Other comprehensive income, net of taxes (Note 3)


 Unrealized gain (loss) on available-for-sale securities:
   Net of taxes (benefit)  of $(117,000) and $3,000 for the
   three months ended October 31, 2008 and 2007, respectively.    (126,184)         4,400

   Reclassification adjustment                                      99,976              -
                                                              -------------  -------------

  Net change in comprehensive income                               (26,208)         4,400
                                                              -------------  -------------

Comprehensive income (loss)                                        $34,130       $(31,738)
                                                              =============  =============

See Notes to Consolidated Financial Statements.

                                 -4-

                       J. W. MAYS, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three Months Ended
                                                                             October 31
                                                                 --------------------------------
                                                                        2008             2007
                                                                  -------------    -------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income (loss)                                                       $60,338         $(36,138)

Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Loss on disposition of fixed assets                                       -             30,670
  Impairment of marketable securities                                    99,976              -
  Depreciation and amortization                                         405,092          396,041
  Amortization of deferred charges                                       93,355           95,912
  Other assets - deferred charges                                           -            (14,079)
                       - unbilled receivables                           123,000          138,000
  Deferred income taxes                                                 (36,000)         (53,000)
Changes in:
  Receivables                                                           (54,373)         (51,904)
  Prepaid expenses                                                      924,491          828,533
  Income taxes refundable                                                   -           (133,332)
  Accounts payable                                                       87,164           42,187
  Payroll and other accrued liabilities                                (315,830)        (148,856)
  Income taxes payable                                                  (59,171)      (1,456,558)
  Other taxes payable                                                     2,335           (4,549)
                                                                   -------------    -------------
     Cash provided (used) by operating activities                     1,330,377         (367,073)
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (272,734)        (538,010)
  Security deposits                                                        (634)         (23,208)
  Marketable Securities
    Payments for purchases                                                 (246)        (800,712)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (273,614)      (1,361,930)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase - security deposits                                              635            1,278
  Borrowings - mortgage and other debt                                      -             41,955
  Decrease - mortgage and other debt payments                          (551,685)        (198,951)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (551,050)        (155,718)
                                                                   -------------    -------------

Increase (decrease) in cash                                             505,713       (1,884,721)

Cash and cash equivalents at beginning of period                      1,475,390        5,965,350
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,981,103       $4,080,629
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

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2008 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2008. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2009.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2008 and October 31, 2007.

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

4. Marketable Securities:

   The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities (level 1) with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the three months ended October 31, 2008 and October 31, 2007. The implementation of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, had no impact on the presentation of marketable securities in the Company's financial statements.

                                 -6-

As of October 31, 2008, the Company's marketable securities were classified as follows:

                                           October 31, 2008                                                July 31, 2008
                           ---------------------------------------------------  --------------------------------------------------
                                          Gross        Gross                                   Gross        Gross
                                        Unrealized   Unrealized     Fair                     Unrealized   Unrealized       Fair
                             Cost         Gains       Losses        Value          Cost         Gains       Losses        Value
                           -----------  -----------  -----------  ------------  -----------  ------------ ----------- ------------
Current:

  Held-to-maturity:
    Certificate of deposit     $49,344         $-           $-        $49,344       $49,097         $-           $-        $49,097
                           ============ ============ ============ ============  ============ ============ ============ ============
Noncurrent:
  Available-for-sale:
    Equity securities       $1,710,276         $-      $(447,596)  $1,262,680    $1,810,252         $-      $(204,412)  $1,605,840
                           ============ ============ ============ ============  ============ ============ ============ ============

   The gross unrealized losses have been in existence for less than twelve months and management does not anticipate selling any of the securities at a loss, although it is possible that the Company may, depending upon market conditions, sell certain of the securities at a loss.

Investment income consists of the following:

                                                                       Three Months Ended
                                                                            October 31
                                                                 ------------------------------
                                                                         2008           2007
                                                                  -------------  -------------
Interest income                                                          $6,327        $49,052
Dividend income                                                          30,750         15,393
(Loss) on writedown or
   impairment of securities                                             (99,976)           -
                                                                   -------------  -------------
     Total                                                             $(62,899)       $64,445
                                                                   =============  =============

5. Financial Instruments and Credit Risk Concentrations:

   Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities, cash and cash equivalents are placed with high credit quality financial institutions and instruments to minimize risk. No assurance can be made that such financial institutions and instruments will minimize all such risk.


   The Company derives rental income from fifty-three tenants, of which one tenant accounted for 11.29% and another tenant accounted for 16.70% of rental income during the three months ended October 31, 2008. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has three irrevocable Letters of Credit totaling $367,500 at October 31, 2008 and July 31, 2008, provided by three tenants.

6. Long-Term Debt - Mortgages and Term Loan:

                                                                    October 31, 2008                   July 31, 2008
                                                            --------------------------------  ---------------------------------
                                        Current
                                        Annual    Final           Due             Due               Due              Due
                                       Interest  Payment         Within          After             Within           After
                                         Rate      Date         One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)     6.00%  4/01/12           $62,899      $1,205,093           $61,964       $1,221,173
  Jamaica, New York property       (b)     6.81% 10/01/11           122,475       2,349,645           120,396        2,380,715
  Jowein building, Brooklyn, NY    (c)     9.00%  4/01/09           787,250               -         1,103,520                -
  Fishkill, New York property      (d,e)   6.98%  2/18/15            59,242       1,739,012            58,199        1,753,961
  Bond St. building, Brooklyn, NY  (e)     6.98%  2/18/15           120,663       3,541,922           118,535        3,572,373
  Term-loan payable to bank        (f)     6.50%  5/01/10           370,989         230,292           365,025          325,306
  Jowein building, Brooklyn, NY    (g) Variable   8/01/10           240,000         200,000           240,000          260,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                     $1,763,518      $9,265,964        $2,067,639       $9,513,528
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

(c) The Company, on May 7, 2004, closed a loan with an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors, in the amount of $1,350,000. The term of the loan is for a period of five (5) years at an interest rate of 9.00% per annum. Interest and amortization of principal are paid quarterly based on a fifteen (15) year level amortization period. The constant quarterly payments of interest and principal are $40,316. The outstanding balance of the loan, totaling $764,648, will become due and payable on April 1, 2009. Interest paid for the three months ended October 31, 2008 and October 31, 2007 was $21,311 and $26,042, respectively. On September 22, 2008, the Company made a payment in the amount $300,000, which was a partial payment towards the principal amount of the loan.

(d) On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 6(e) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan will also finance $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The Company had three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property, which matured on July 1, 2004 (the "First Permanent Loan")(see Note 6(d)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two
    (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan is for the new elevators at the Company's Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. As of October 31, 2008, the Company has not drawn down any of the $850,000. The $850,000 is available until the elevator work is completed. The monthly payments to the bank will increase once the $850,000 is drawn down.

(f) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan is a multiple draw loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum.

(g) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan was used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan is secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum. The interest rate at October 31, 2008 was 5.00% per annum.

7.   Property and Equipment - at cost:

                                                                   October 31         July 31
                                                                       2008             2008
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $62,527,466      $62,488,206
  Improvements  to  leased  property                                 9,154,777        9,154,777
  Land                                                               6,067,805        6,067,805
  Construction in progress                                             810,446          634,869
                                                                  -------------    -------------
                                                                    78,560,494       78,345,657
  Less accumulated depreciation                                     33,460,938       33,069,044
                                                                  -------------    -------------
     Property - net                                                 45,099,556       45,276,613
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               547,084          544,384
  Other fixed assets                                                   234,120          227,582
                                                                  -------------    -------------
                                                                       781,204          771,966
  Less accumulated depreciation                                        589,011          624,472
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               192,193          147,494
                                                                  -------------    -------------

        Property and equipment - net                               $45,291,749      $45,424,107
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

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $75,000 and $75,705 as contributions to the Plan for the three months ended October 31, 2008 and October 31, 2007, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.

Supplemental disclosure:                               Three Months Ended
                                                           October 31
                                                  ------------------------------
                                                       2008           2007
                                                  ---------------  -------------

Interest paid, net of capitalized interest of
  $11,677 (2008) and $8,890 (2007)                      $209,087       $241,870

Income taxes paid                                       $169,168     $1,658,890


12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2008 and at July 31, 2008.

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

                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes thereto contained in this report. In this discussion, the words "Company", "we", "our" and "us" refer to J.W. Mays, Inc. and subsidiaries.

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words "outlook", "intend", "plans", "efforts", "anticipates", "believes", "expects" or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified under the heading "Cautionary Statement Regarding Forward-Looking Statements" below. Our actual results may vary significantly from the results contemplated by these forward-looking statements based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets we serve.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Consolidated Financial Statements affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on page 6 to the Consolidated Financial Statements and Note 1 on pages 8 and 9 to the Consolidated Financial Statements in Form 10-K for the fiscal year ended July 31, 2008).

Results of Operations:

Three Months Ended October 31, 2008 Compared to the Three Months Ended October 31, 2007:

In the three months ended October 31, 2008, the Company reported net income of $60,338, or $.03 per share. In the comparable three months ended October 31, 2007, the Company reported a net loss of ($36,138), or ($.02) per share.

Revenues in the current three months increased to $3,922,846 from $3,477,207 in the comparable 2007 three months. The increase in revenues was due to the Company's leasing to five additional tenants at the Company's Brooklyn, New York and Circleville, Ohio properties.

Real estate operating expenses in the current three months increased to $2,242,687 from $2,145,580 in the comparable 2007 three months primarily due to increases in rental expense and real estate taxes, partially offset by decreases in utility costs and maintenance costs.

Administrative and general expenses in the current three months increased to $872,405 from $780,356 in the comparable 2007 three months primarily due to increases in payroll costs, and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $405,092 from $396,041 in the comparable 2007 three months.

Interest expense and other expenses in the current three months exceeded investment income by $268,324 and by $175,368 in the comparable 2007 three months. The increase in the excess of interest expense over investment income was due to the principal write-down of $99,976 due to the impairment of the Company's investment in Lehman Brothers Holdings Inc. preferred stock and decreased investment income, partially offset by scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,981,103 at October 31, 2008.

In July 2008, the Company entered into a lease agreement with a tenant for 57,209 square feet of office space at its Brooklyn, New York property. Rent will commence in February 2009. The cost of construction for this tenant will be insignificant.

On September 22, 2008, the Company made a payment in the amount of $300,000, which was a partial payment towards the principal amount of its loan on the Jowein Building in Brooklyn, New York. (See Note 6(c) to the Consolidated Financial Statements.)

As part of the $12,000,000 multiple draw term loan, the bank agreed to finance the cost of two new elevators at the Company's Bond Street building in Brooklyn, New York. The amount to be financed will be $850,000. (See Note 6(e) to the Consolidated Financial Statements). The total cost of the elevator project is estimated to be $1,100,000 and is anticipated to be completed in fiscal 2009.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities:   The Company paid $101,322 for
commissions incurred in order to lease space at the Company's properties in the three months ended October 31, 2008. The original amount of the brokerage commissions was $2,540,474. As of October 31, 2008, $2,170,004 had been paid.

A tenant at the Company's Jowein building in Brooklyn, New York paid the rent in advance to the end of the lease term which is April 2010. The amount paid in advance as of October 31, 2008 is $536,536.

Cash Flows From Investing Activities:

The Company had expenditures of $115,000 in the three months ended October 31, 2008 for the construction of two new elevators. The total cost of the project is approximately $1,100,000, of which $850,000 will be financed by a bank.
The project is anticipated to be completed in fiscal 2009.

Cash Flows From Financing Activities:

On September 22, 2008, the Company made a payment in the amount of $300,000, which was a partial payment towards the principal amount of its loan on the Jowein Building in Brooklyn, New York. (See Note 6(c) to the Consolidated Financial Statements.)

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2008, the Company had fixed-rate debt of $11,589,482 and variable-rate debt of $440,000. Because of the Jowein building, Brooklyn, New York loan (presently with a balance of $440,000), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $4,400 for this loan.

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the securities industry. These include statements regarding our expectations about revenues, our liquidity, or expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:



 changes in the rate of economic growth in the United States;

 the ability to obtain credit from financial institutions and at what costs;

 changes in the financial condition of our customers;

 changes in regulatory environment;

 lease cancellations;

 changes in our estimates of costs;

 war and/or terrorist attacks on facilities where services are or may be provided;

 outcomes of pending and future litigation;

 increasing competition by other companies;

 compliance with our loan covenants;

 recoverability of claims against our customers and others by us and claims by third parties against us; and

 changes in estimates used in our critical accounting policies.

Other factors and assumptions not identified above were also involved in the formation of these forward-looking statements and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in proxy statements, quarterly reports on Form 10-Q, Annual Reports on Form 10-K and current reports on Form 8-K filed with the Securities and Exchange Commission.

Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of October 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

   (b) Reports on Form 8-K - One report on Form 8-K was filed by the registrant during the three months ended October 31, 2008.

        Item reported:

          The Company reported its financial results for the three and twelve months ended July 31, 2008.
          Date of report filed - October 9, 2008.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                J.W. MAYS, Inc.
                                                ---------------
                                                 (Registrant)







Date     December 10, 2008                      Lloyd J. Shulman
         -----------------                   ------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     December 10, 2008                       Mark S. Greenblatt
         -----------------                     ----------------------
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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:   December 10, 2008



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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:   December 10, 2008



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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2008 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



December 10, 2008



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