Form 10-Q
period 2009-01-31
MAYS J W INC
filed 2009-03-12
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 2009
                                --------------------

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from ________________ to  ________________


                         Commission file number 1-3647
                                               --------

                                J.W. Mays, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           New York                               11-1059070
   --------------------------------    ------------------------------------
   (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization


  9 Bond Street, Brooklyn, New York                    11201-5805
 ----------------------------------------             ------------
 (Address of principal executive offices)              (Zip Code)


(Registrant's telephone number, including area code) 718-624-7400
                                                    --------------


                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes --X--    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____    Accelerated filer ____
Non-accelerated filer  ---X---  Smaller reporting company ____


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ---X---


Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.



        Class                                Outstanding at March 11, 2009
---------------------------                  -----------------------------
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 20 pages.

                               J. W. MAYS, INC.

                                     INDEX


                                                            Page No.





Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Operations
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income (Loss)  4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 11

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                12 - 15

       Controls and Procedures                                15


Part II  -  Other Information                                 16

       Signatures                                             17


       (31) Certifications Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  18
            (31.2) - Chief Financial Officer                  19

       (32) Certification Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002
            18 U.S.C. Section 1350                            20

                        J. W. MAYS, INC.
                   CONSOLIDATED BALANCE SHEET
                                                                     January 31         July 31
                             ASSETS                                      2009             2008
 ---------------------------------------------------------------  ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $45,182,895      $45,424,107
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,229,063        1,475,390
  Marketable securities  (Note 4)                                        49,594           49,097
  Receivables                                                           172,194          171,031
  Real estate taxes refundable                                          582,827              -
  Deferred income taxes                                                 272,000          320,000
  Prepaid expenses                                                    1,550,901        1,833,569
  Security deposits                                                         -             13,674
                                                                   -------------    -------------
       Total current assets                                           3,856,579        3,862,761
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,461,708        3,461,708
  Less accumulated amortization                                       1,594,515        1,361,804
                                                                   -------------    -------------
       Net                                                            1,867,193        2,099,904
  Receivables                                                            32,267            3,067
  Security deposits                                                   1,442,307        1,428,573
  Unbilled receivables (Note 9)                                       2,613,076        2,859,076
  Marketable securities  (Note 4)                                     1,072,080        1,605,840
                                                                   -------------    -------------
       Total other assets                                             7,026,923        7,996,460
                                                                   -------------    -------------

        TOTAL ASSETS                                                $56,066,397      $57,283,328
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                           $9,015,242       $9,513,528
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                           1,120,507        1,102,134
  Payroll and other accrued liabilities                                  89,424          268,272
                                                                   -------------    -------------
       Total long-term debt                                          11,225,173       11,883,934
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,687,000        1,935,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      162,657           39,364
  Payroll and other accrued liabilities                               1,623,259        1,785,336
  Income taxes payable (Note 11)                                        184,864          102,945
  Other taxes payable                                                     3,480            1,891
  Current portion of mortgages payable (Note 6)                       1,753,268        2,067,639
  Current portion of security deposits payable                              -             13,674
                                                                   -------------    -------------
       Total current liabilities                                      3,727,528        4,010,849
                                                                   -------------    -------------

       Total liabilities                                             16,639,701       17,829,783
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized (loss) on available for sale securities
    - net of deferred taxes (benefit) of $(153,000)
    at January 31, 2009 and $(70,000) at July 31, 2008                 (482,195)        (134,412)
  Retained earnings                                                  35,672,201       35,351,267
                                                                   -------------    -------------
                                                                     40,714,548       40,741,397
  Less common stock held in treasury, at cost - 162,517
    shares at January 31, 2009 and at July 31, 2008 (Note 12)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    39,426,696       39,453,545
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $56,066,397      $57,283,328
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                 - 3-

                                                  J. W. MAYS, INC.

                               CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                                   Three Months Ended            Six Months Ended
                                                                       January 31                   January 31
                                                            -----------------------------  --------------------------
                                                                    2009           2008           2009         2008
                                                             -------------  -------------  -------------  ------------
                                                              (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                 $3,960,068     $3,613,731     $7,882,914    $7,121,608

  Recovery of real estate taxes                                    536,827         91,043        536,827        91,043
  Gain on disposition of fixed assets                                  -           30,670            -             -
                                                              -------------  -------------  -------------  ------------
      Total revenues                                             4,496,895      3,735,444      8,419,741     7,212,651
                                                              -------------  -------------  -------------  ------------


Expenses
  Real estate operating expenses                                 2,427,370      2,393,221      4,670,057     4,538,801
  Administrative and general expenses                            1,011,808      1,070,534      1,884,213     1,850,890
  Depreciation and amortization                                    404,406        397,608        809,498       793,649
                                                              -------------  -------------  -------------  ------------
       Total expenses                                            3,843,584      3,861,363      7,363,768     7,183,340
                                                              -------------  -------------  -------------  ------------

Income (loss) from operations before investment income,
  interest expense and income taxes                                653,311       (125,919)     1,055,973        29,311
                                                              -------------  -------------  -------------  ------------
Investment income and interest expense
  Investment income (loss) (Note 4)                                 36,267         48,072        (26,632)      112,517
  Interest expense (Notes 6, 8, and 11)                           (180,982)      (229,833)      (386,407)     (469,646)
                                                              -------------  -------------  -------------  ------------
                                                                  (144,715)      (181,761)      (413,039)     (357,129)
                                                              -------------  -------------  -------------  ------------

Income (loss) before income taxes                                  508,596       (307,680)       642,934      (327,818)
Income taxes provided (benefit)                                    248,000        (63,000)       322,000       (47,000)
                                                              -------------  -------------  -------------  ------------
Net income (loss)                                                  260,596       (244,680)       320,934      (280,818)

Retained earnings, beginning of period                          35,411,605     35,390,770     35,351,267    35,426,908
                                                              -------------  -------------  -------------  ------------
Retained earnings, end of period                               $35,672,201    $35,146,090    $35,672,201    35,146,090
                                                              =============  =============  =============  ============

Income (loss) per common share  (Note 2)                              $.13          $(.12)          $.16         $(.14)
                                                              =============  =============  =============  ============

Dividends per share                                                   $-             $-             $-            $-
                                                              =============  =============  =============  ============

Average common shares outstanding                                2,015,780      2,015,780      2,015,780     2,015,780
                                                              -------------  -------------  -------------  ------------

See Notes to Consolidated Financial Statements.

                                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                                  Three Months Ended            Six Months Ended
                                                                      January 31                    January 31
                                                             -------------- -------------- -------------- -------------
                                                                   2009           2008           2009          2008
                                                             -------------  -------------  -------------  -------------
                                                              (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Net Income (Loss)                                                 $260,596      $(244,680)      $320,934     $(280,818)
                                                              -------------  -------------  -------------  ------------

Other comprehensive income, net of taxes (Note 3)

   Unrealized gain (loss) on available-for-sale securities:
       Net of taxes (benefit) of $(31,000) and $13,000
       for the three months ended January 31, 2009 and 2008,
       respectively, and $(148,000) and $16,000 for the six
       months ended January 31, 2009 and 2008, respectively.      (221,599)        25,641       (347,783)       30,041

   Reclassification adjustment                                           -              -         99,976             -
                                                              -------------  -------------  -------------  ------------
  Net change in comprehensive income                              (221,599)        25,641       (247,807)       30,041
                                                              -------------  -------------  -------------  ------------

Comprehensive income (loss)                                        $38,997      $(219,039)       $73,127     $(250,777)
                                                              =============  =============  =============  ============

See Notes to Consolidated Financial Statements.

                                 - 4-

                         J. W. MAYS, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Six Months Ended
                                                                            January 31
                                                                 --------------------------------
                                                                        2009             2008
                                                                  -------------    -------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income (loss)                                                      $320,934        $(280,818)

Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Impairment of marketable securities                                    99,976              -
  Depreciation and amortization                                         809,498          793,649
  Amortization of deferred charges                                      232,711          209,235
  Other assets - deferred charges                                           -            (79,001)
                       - unbilled receivables                           246,000          427,341
  Deferred income taxes                                                (114,000)        (135,000)
Changes in:
  Receivables                                                           (30,363)         (67,151)
  Real estate taxes refundable                                         (582,827)             -
  Prepaid expenses                                                      282,668          302,776
  Income taxes refundable                                                   -           (217,058)
  Accounts payable                                                      123,293           52,832
  Payroll and other accrued liabilities                                (340,925)        (888,317)
  Income taxes payable                                                   81,919       (1,456,558)
  Other taxes payable                                                     1,589           (5,620)
                                                                   -------------    -------------
     Cash provided (used) by operating activities                     1,130,473       (1,343,690)
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (568,286)        (833,064)
  Security deposits                                                         (60)         (49,253)
  Marketable Securities
    Payments for purchases                                                 (496)      (1,501,047)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (568,842)      (2,383,364)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase - security deposits                                            4,699           (3,553)
  Borrowings - mortgage and other debt                                      -             41,955
  Decrease - mortgage and other debt payments                          (812,657)        (400,271)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (807,958)        (361,869)
                                                                   -------------    -------------

Decrease in cash and cash equivalents                                  (246,327)      (4,088,923)

Cash and cash equivalents at beginning of period                      1,475,390        5,965,350
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,229,063       $1,876,427
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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and six months ended January 31, 2009 and January 31, 2008.

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

4. Marketable Securities:

   The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities (level 1) with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the six months ended January 31, 2009 and January 31, 2008. The implementation of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, had no impact on the presentation of marketable securities in the Company's financial statements.


As of January 31, 2009, the Company's marketable securities were classified as follows:

                                             January 31, 2009                                      July 31, 2008
                              ------------------------------------------------   ------------------------------------------------
                                              Gross       Gross                                  Gross      Gross
                                           Unrealized  Unrealized     Fair                    Unrealized Unrealized      Fair
                                   Cost       Gains      Losses       Value           Cost       Gains     Losses        Value
                              ------------ --------- ------------ ------------   ------------ --------- ------------ ------------
Current:
  Held-to-maturity:
    Certificate of deposit        $49,594        $-           $-      $49,594        $49,097       $-           $-       $49,097
                              ============ ========= ============ ============   ============ ========= ============ ============
Noncurrent:
  Available-for-sale:
    Equity securities          $1,710,276        $-    $(638,196)  $1,072,080     $1,810,252       $-    $(204,412)   $1,605,840
                              ============ ========= ============ ============   ============ ========= ============ ============

   The gross unrealized losses have been in existence for less than twelve months and management does not anticipate selling any of the securities at a loss, although it is possible that the Company may, depending upon market conditions, sell certain of the securities at a loss.

Investment income consists of the following:

                                           Three Months Ended                   Six Months Ended
                                               January 31                           January 31
                                     ------------------------------       ------------------------------
                                             2009           2008                  2009           2008
                                      -------------  -------------         -------------  -------------
Interest income                              $4,129        $36,065               $10,456        $85,117
Dividend income                              32,138         12,007                62,888         27,400
(Loss) on writedown or
   impairment of securities                     -              -                 (99,976)           -
                                       -------------  -------------         -------------  -------------
     Total                                  $36,267        $48,072              $(26,632)      $112,517
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

   The Company derives rental income from fifty-three tenants, of which one tenant accounted for 11.16% and another tenant accounted for 16.86% of rental income during the six months ended January 31, 2009. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has three irrevocable Letters of Credit totaling $367,500 at January 31, 2009 and July 31, 2008, provided by three tenants.

6.  Long-Term Debt - Mortgages and Term Loan:

                                                                    January 31, 2009                   July 31, 2008
                                                            --------------------------------  ---------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due               Due
                                        Interest  Payment          Within          After             Within            After
                                          Rate      Date          One Year        One Year          One Year         One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)     6.00%  4/01/12           $63,847      $1,188,772           $61,964       $1,221,173
  Jamaica, New York property       (b)     6.81% 10/01/11           124,589       2,318,034           120,396        2,380,715
  Jowein building, Brooklyn, NY    (c)     9.00%  4/01/09           764,648               -         1,103,520                -
  Fishkill, New York property      (d,e)   6.98%  2/18/15            60,306       1,723,790            58,199        1,753,961
  Bond St. building, Brooklyn, NY  (e)     6.98%  2/18/15           122,828       3,510,920           118,535        3,572,373
  Term-loan payable to bank        (f)     6.50%  5/01/10           377,050         133,726           365,025          325,306
  Jowein building, Brooklyn, NY    (g)  Variable  8/01/10           240,000         140,000           240,000          260,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                     $1,753,268      $9,015,242        $2,067,639       $9,513,528
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

(c) The Company, on May 7, 2004, closed a loan with an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors, in the amount of $1,350,000. The term of the loan is for a period of five (5) years at an interest rate of 9.00% per annum. Interest and amortization of principal are paid quarterly based on a fifteen (15) year level amortization period. The constant quarterly payments of interest and principal are $40,316. The outstanding balance of the loan, totaling $764,648, will become due and payable on April 1, 2009. Interest paid for the six months ended January 31, 2009 and January 31, 2008 was $39,218 and $51,762, respectively. On September 22, 2008, the Company made a payment in the amount $300,000, which was a partial payment towards the principal amount of the loan.

(d) On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 6(e) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan will also finance $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The Company had three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property, which matured on July 1, 2004 (the "First Permanent Loan")(see Note 6(d)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two
    (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan is for the new elevators at the Company's Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. As of January 31, 2009, the Company has not drawn down any of the $850,000. The $850,000 is available until the elevator work is completed. The monthly payments to the bank will increase once the $850,000 is drawn down.

(f) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan is a multiple draw loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum.

(g) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan was used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan is secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum. The interest rate at January 31, 2009 was 4.25% per annum.

7.   Property and Equipment - at cost:

                                                                    January 31         July 31
                                                                       2009              2008
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $62,536,995      $62,488,206
  Improvements  to  leased  property                                 9,154,777        9,154,777
  Land                                                               6,067,805        6,067,805
  Construction in progress                                           1,096,468          634,869
                                                                  -------------    -------------
                                                                    78,856,045       78,345,657
  Less accumulated depreciation                                     33,852,142       33,069,044
                                                                  -------------    -------------
     Property - net                                                 45,003,903       45,276,613
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               547,084          544,384
  Other fixed assets                                                   234,120          227,582
                                                                  -------------    -------------
                                                                       781,204          771,966
  Less accumulated depreciation                                        602,212          624,472
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               178,992          147,494
                                                                  -------------    -------------

        Property and equipment - net                               $45,182,895      $45,424,107
                                                                  =============    =============

8.   Note Payable:

     On December 15, 2004, the Company borrowed $1,000,000 from a former director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan was for a period of three (3) years maturing on December 15, 2007, at an interest rate of 7.50% per annum. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payments of interest are $18,750. The Company extended the note for an additional three (3) years maturing on December 15, 2010, at an interest rate of 7.50% per annum.

9.   Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $77,000 and $152,000 as contributions to the Plan for the three and six months ended January 31, 2009, respectively, and $85,170 and $160,875 as contributions to the plan for the three and six months ended January 31, 2008, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.

Supplemental disclosure:                                 Six Months Ended
                                                            January 31
                                                  ------------------------------
                                                         2009           2008
                                                  ------------------------------

Interest paid, net of capitalized interest of
   $38,299 (2009) and $16,398 (2008)                    $392,027       $474,736

Income taxes paid                                       $354,078     $1,721,616


12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2009 and at July 31, 2008.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Consolidated Financial Statements affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on page 6 to the Consolidated Financial Statements herein and Note 1 on pages 8 and 9 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2008).

Results of Operations:

    Three Months Ended January 31, 2009 Compared to the Three Months Ended January 31, 2008:

In the three months ended January 31, 2009, the Company reported net income of $260,596, or $.13 per share. In the comparable three months ended January 31, 2008, the Company reported a net loss of ($244,680), or ($.12) per share.

Revenues in the current three months increased to $4,496,895 from $3,735,444 in the comparable 2008 three months. The increase in revenues was due to the Company's leasing to five additional tenants at the Company's Brooklyn, New York and Circleville, Ohio properties.

The recovery of real estate taxes in the current three months in the amount of $536,827, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties. The comparable 2008 three months had a recovery of real estate taxes in the amount of $91,043, net of legal expenses, from one of the Company's properties.

Real estate operating expenses in the current three months increased to $2,427,370 from $2,393,221 in the comparable 2008 three months primarily due to increases in real estate taxes and payroll costs, partially offset by decreases in utility costs and leasing commission costs.

Administrative and general expenses in the current three months decreased to $1,011,808 from $1,070,534 in the comparable 2008 three months primarily due to a bad debt expense due to a tenant vacating the premises at the Company's Jowein building in Brooklyn, New York in the 2008 three months, partially offset by increases in payroll costs, insurance costs and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $404,406 from $397,608 in the comparable 2008 three months.

Interest expense and other expenses in the current three months exceeded investment income by $144,715 and by $181,761 in the comparable 2008 three months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

    Six Months Ended January 31, 2009 Compared to the Six Months
    Ended January 31, 2008:

In the six months ended January 31, 2009, the Company reported net income of $320,934, or $.16 per share. In the comparable six months ended January 31, 2008, the Company reported a net loss of ($280,818), or ($.14) per share.

Revenues in the current six months increased to $8,419,741 from $7,212,651 in the comparable 2008 six months. The increase in revenues was due to the Company's leasing to five additional tenants at the Company's Brooklyn, New York and Circleville, Ohio properties.

The recovery of real estate taxes in the current six months in the amount of $536,827, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties. The comparable 2008 six months had a recovery of real estate taxes in the amount of $91,043, net of legal expenses, from one of the Company's properties.

Real estate operating expenses in the current six months increased to $4,670,057 from $4,538,801 in the comparable 2008 six months primarily due to increases in rental expense, real estate taxes and payroll costs, partially offset by decreases in utility costs and leasing commission costs.

Administrative and general expenses in the current six months increased to $1,884,213 from $1,850,890 in the comparable 2008 six months primarily due to increases in payroll costs, insurance costs and legal and professional costs partially offset by a bad debt expense due to a tenant vacating the premises at the Company's Jowein building in Brooklyn, New York in the 2008 six months.

Depreciation and amortization expense in the current six months increased to $809,498 from $793,649 in the comparable 2008 six months.

Interest expense and other expenses in the current six months exceeded investment income by $413,039 and by $357,129 in the comparable 2008 six months. The increase in the excess of interest expense over investment income was due to the principal write-down of $99,976 due to the impairment of the Company's investment in Lehman Brothers Holdings Inc. preferred stock, partially offset by increased investment income and scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,229,063 at January 31, 2009.

In July 2008, the Company entered into a lease agreement with a tenant for 57,209 square feet of office space at its Bond Street, Brooklyn, New York property. Rent commenced in February 2009. The cost of construction to the Company for this tenant was insignificant.

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

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities:   The Company paid $125,999 for
commissions incurred in order to lease space at the Company's properties in the six months ended January 31, 2009. The original amount of the brokerage commissions was $2,540,474. As of January 31, 2009, $2,194,681 had been paid.

A tenant at the Company's Jowein building in Brooklyn, New York paid the rent in advance to the end of the lease term which is April 2010. The amount paid in advance as of January 31, 2009 was $477,112.

Cash Flows From Investing Activities:

The Company had expenditures of $325,550 in the six months ended January 31, 2009 for the construction of two new elevators. The total cost of the project is approximately $1,100,000, of which $850,000 will be financed by a bank. The project will be completed in fiscal 2009.

Cash Flows From Financing Activities:

On September 22, 2008, the Company made a payment in the amount of $300,000, which was a partial payment towards the principal amount of its loan on the Jowein Building in Brooklyn, New York. (See Note 6(c) to the Consolidated Financial Statements.)

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2009, the Company had fixed-rate debt of $11,388,510 and variable-rate debt of $380,000. Because of the Jowein building, Brooklyn, New York loan (presently with a balance of $380,000), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $3,800 for this loan.

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the securities industry. These include statements regarding our expectations about revenues, our liquidity, our expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

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

Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of January 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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


   (b) Reports on Form 8-K - Two reports on Form 8-K were filed by the registrant during the six months ended January 31, 2009.

        Items reported:

          The Company reported its financial results for the three months ended October 31, 2008.
          Date of report filed - November 11, 2008.

          The Company reported the resignation of Mrs. Sylvia W. Shulman as a Director of the Company.
          Date of report filed - January 6, 2009.

                                  SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                ---------------
                                                 (Registrant)







Date     March 11, 2009                        Lloyd J. Shulman
        ----------------                      -------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer




Date     March 11, 2009                        Mark S. Greenblatt
        ----------------                      -------------------------
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

Date:   March 11, 2009



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

Date:   March 11, 2009



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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2009 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



March 11, 2009



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