Form 10-Q
period 2009-04-30
MAYS J W INC
filed 2009-06-11
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2009

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from ________________ to  ________________


                         Commission file number 1-3647

                                J.W. Mays, Inc.
                               -----------------
            (Exact name of registrant as specified in its charter)


             New York                             11-1059070
     -------------------------------   -----------------------------------
     (State or other jurisdiction of   (I.R.S.Employer Identification No.)
      incorporation or organization)


    9 Bond Street,  Brooklyn,  New York           11201-5805
  ----------------------------------------        ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ X__ No_____


Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No___


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____   Accelerated filer ____
Non-accelerated filer __X__    Smaller reporting company ____


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act). Yes ___  No __X__.



Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.



        Class                                Outstanding at June 10, 2009
        -----                                ----------------------------
Common Stock, $1 par value                         2,015,780 shares


                                             This report contains 20 pages.

                               J. W. MAYS,  INC.

                                     INDEX


                                                            Page No.



Part I  -   Financial Information:

       Consolidated Balance Sheet                             3

       Consolidated Statement of Operations
         and Retained Earnings                                4

       Consolidated Statement of Comprehensive Income (Loss)  4

       Consolidated Statement of Cash Flows                   5

       Notes to Consolidated Financial Statements             6 - 11

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                12 - 15

       Controls and Procedures                                15


Part II  -  Other Information                                 16

       Signatures                                             17

       (31) Certifications Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002
            (31.1) - Chief Executive Officer                  18
            (31.2) - Chief Financial Officer                  19

       (32) Certification Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002
            18 U.S.C. Section 1350                            20

                       J. W. MAYS, INC.
                   CONSOLIDATED BALANCE SHEET

                                                                      April 30          July 31
                             ASSETS                                     2009             2008
 ---------------------------------------------------------------  ---------------  ---------------
                                                                   (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6 and 7)                        $45,023,232      $45,424,107
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           1,742,212        1,475,390
  Marketable securities  (Note 4)                                        49,776           49,097
  Receivables                                                           192,651          171,031
  Deferred income taxes                                                 209,000          320,000
  Prepaid expenses                                                      750,715        1,833,569
  Security deposits                                                     256,610           13,674
                                                                   -------------    -------------
       Total current assets                                           3,200,964        3,862,761
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,461,708        3,461,708
  Less accumulated amortization                                       1,686,002        1,361,804
                                                                   -------------    -------------
       Net                                                            1,775,706        2,099,904
  Receivables                                                           121,867            3,067
  Security deposits                                                   1,185,879        1,428,573
  Unbilled receivables (Note 9)                                       2,544,076        2,859,076
  Marketable securities  (Note 4)                                     1,134,784        1,605,840
                                                                   -------------    -------------
       Total other assets                                             6,762,312        7,996,460
                                                                   -------------    -------------

        TOTAL ASSETS                                                $54,986,508      $57,283,328
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 6)                           $8,758,419       $9,513,528
  Note payable - related party (Note 8)                               1,000,000        1,000,000
  Security deposits payable                                             864,079        1,102,134
  Payroll and other accrued liabilities                                     -            268,272
                                                                   -------------    -------------
       Total long-term debt                                          10,622,498       11,883,934
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,584,000        1,935,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       94,341           39,364
  Payroll and other accrued liabilities                               1,448,363        1,785,336
  Income taxes payable (Note 11)                                        100,587          102,945
  Other taxes payable                                                     5,998            1,891
  Current portion of mortgages payable (Note 6)                       1,001,060        2,067,639
  Current portion of security deposits payable                          256,610           13,674
                                                                   -------------    -------------
       Total current liabilities                                      2,906,959        4,010,849
                                                                   -------------    -------------

       Total liabilities                                             15,113,457       17,829,783
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized  (loss) on available for sale securities
     - net of deferred taxes (benefit) of
     $(196,000) at April 30, 2009 and $(70,000) at July 31, 2008       (379,491)        (134,412)
  Retained earnings                                                  36,015,852       35,351,267
                                                                   -------------    -------------
                                                                     41,160,903       40,741,397
  Less common stock held in treasury, at cost - 162,517
    shares at April 30, 2009 and at July 31, 2008 (Note 12)           1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    39,873,051       39,453,545
                                                                   -------------    -------------

Contingencies (Note 13)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $54,986,508      $57,283,328
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                                    - 3-

                                             J. W. MAYS, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS


                                                                  Three Months Ended            Nine Months Ended
                                                                       April 30                      April 30
                                                            -----------------------------  -------------------------
                                                                 2009           2008           2009          2008
                                                             -------------  -------------  -------------  ----------
                                                              (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Revenues
  Rental income (Notes 5 and 9)                                 $4,067,544     $3,505,773    $11,950,458    $10,627,381

  Recovery of real estate taxes                                      9,591            -          546,418         91,043
  Loss on disposition of fixed assets                               (5,184)       (16,999)        (5,184)       (16,999)
                                                              -------------  -------------  -------------  -------------
      Total revenues                                             4,071,951      3,488,774     12,491,692     10,701,425
                                                              -------------  -------------  -------------  -------------


Expenses
  Real estate operating expenses                                 2,338,071      2,259,838      7,008,128      6,798,639
  Administrative and general expenses                              802,000        822,555      2,686,213      2,673,445
  Depreciation and amortization                                    402,944        394,924      1,212,442      1,188,573
                                                              -------------  -------------  -------------  -------------
       Total expenses                                            3,543,015      3,477,317     10,906,783     10,660,657
                                                              -------------  -------------  -------------  -------------

Income from operations before investment income,
  interest expense and income taxes                                528,936         11,457      1,584,909         40,768
                                                              -------------  -------------  -------------  -------------
Investment income and interest expense
  Investment income  (Note 4)                                       32,240         47,132          5,608        159,649
  Interest expense (Notes 6, 8, and 11)                           (179,525)      (187,792)      (565,932)      (657,438)
                                                              -------------  -------------  -------------  -------------
                                                                  (147,285)      (140,660)      (560,324)      (497,789)
                                                              -------------  -------------  -------------  -------------

Income (loss) before income taxes                                  381,651       (129,203)     1,024,585       (457,021)
Income taxes provided (benefit)                                     38,000       (196,000)       360,000       (243,000)
                                                              -------------  -------------  -------------  -------------
Net income (loss)                                                  343,651         66,797        664,585       (214,021)

Retained earnings, beginning of period                          35,672,201     35,146,090     35,351,267     35,426,908
                                                              -------------  -------------  -------------  -------------
Retained earnings, end of period                               $36,015,852    $35,212,887    $36,015,852    $35,212,887
                                                              =============  =============  =============  =============

Income (loss) per common share  (Note 2)                              $.17           $.03           $.33          $(.11)
                                                              =============  =============  =============  =============

Dividends per share                                                   $-             $-             $-             $-
                                                              =============  =============  =============  =============

Average common shares outstanding                                2,015,780      2,015,780      2,015,780      2,015,780
                                                              -------------  -------------  -------------  -------------

See Notes to Consolidated Financial Statements.


                                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                                    Three Months Ended           Nine Months Ended
                                                                        April 30                      April 30
                                                              ----------------------------  -------------  -------------
                                                                    2009           2008           2009          2008
                                                              -------------  -------------  -------------  -------------
                                                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Net Income (Loss)                                                 $343,651        $66,797       $664,585      $(214,021)
                                                              -------------  -------------  -------------  -------------

Other comprehensive income, net of taxes (Note 3)


 Unrealized gain (loss) on available-for-sale securities:
   Net of taxes (benefit)  of $22,000 and $(26,000) for the
   three months ended April 30, 2009 and 2008, respectively,
   and $(126,000) and $(10,000) for the nine months
   ended April 30, 2009 and 2008, respectively.                    102,704        (49,120)      (245,079)    (19,079)

 Reclassification adjustment                                             -              -         99,976           -
                                                              -------------  -------------  -------------  -------------
 Net change in comprehensive income                                102,704        (49,120)      (145,103)       (19,079)
                                                              -------------  -------------  -------------  -------------

Comprehensive income (loss)                                       $446,355        $17,677       $519,482      $(233,100)
                                                              =============  =============  =============  =============

See Notes to Consolidated Financial Statements.

                                    - 4-

                            J.  W.  MAYS,  INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Nine Months Ended
                                                                             April 30
                                                                  ------------------------------
                                                                        2009             2008
                                                                  -------------    -------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income (loss)                                                      $664,585        $(214,021)

Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Loss on disposition of fixed assets                                     5,184           16,999
  Impairment of marketable securities                                    99,976              -
  Depreciation and amortization                                       1,212,442        1,188,573
  Amortization of deferred charges                                      324,198          311,261
  Other assets - deferred charges                                           -           (115,753)
                       - unbilled receivables                           315,000          535,341
  Deferred income taxes                                                (114,000)        (363,000)
Changes in:
  Receivables                                                          (140,420)          29,404
  Prepaid expenses                                                    1,082,854          912,537
  Income taxes refundable                                                   -           (243,058)
  Accounts payable                                                       54,977           80,277
  Payroll and other accrued liabilities                                (605,245)        (334,438)
  Income taxes payable                                                   (2,358)      (1,456,558)
  Other taxes payable                                                     4,107           (3,083)
                                                                   -------------    -------------
     Cash provided by operating activities                            2,901,300          344,481
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (816,751)      (1,602,998)
  Security deposits                                                        (242)         (50,586)
  Marketable Securities:
    Payments for purchases                                                 (678)      (1,701,399)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (817,671)      (3,354,983)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase - security deposits                                            4,881           10,782
  Borrowings - mortgage and other debt                                      -             41,955
  Decrease - mortgage and other debt payments                        (1,821,688)        (631,350)
                                                                   -------------    -------------
      Cash (used) by financing activities                            (1,816,807)        (578,613)
                                                                   -------------    -------------

Increase (decrease) in cash and cash equivalents                        266,822       (3,589,115)

Cash and cash equivalents at beginning of period                      1,475,390        5,965,350
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $1,742,212       $2,376,235
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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and nine months ended April 30, 2009 and April 30, 2008.

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

4. Marketable Securities:

   The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities (level 1) with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the nine months ended April 30, 2009 and April 30, 2008. The implementation of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, had no impact on the presentation of marketable securities in the Company's financial statements.


As of April 30, 2009, the Company's marketable securities were classified as follows:


                                               April 30, 2009                                     July 31, 2008
                              ------------------------------------------------   ------------------------------------------------
                                              Gross       Gross                                  Gross      Gross
                                           Unrealized  Unrealized     Fair                    Unrealized Unrealized      Fair
                                   Cost       Gains      Losses       Value           Cost       Gains     Losses        Value
                              ------------ --------- ------------ ------------   ------------ --------- ------------ ------------
Current:
  Held-to-maturity:
    Certificate of deposit        $49,776        $-           $-      $49,776        $49,097       $-           $-       $49,097
                              ============ ========= ============ ============   ============ ========= ============ ============
Noncurrent:
  Available-for-sale:
    Equity securities          $1,710,276        $-    $(575,492)  $1,134,784     $1,810,252       $-    $(204,412)   $1,605,840
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

Investment income consists of the following:

                                       Three Months Ended               Nine Months Ended
                                           April 30                          April 30
                                ----------------------------      ----------------------------
                                       2009           2008               2009           2008
                                -------------  -------------      -------------  -------------
Interest income                          $103         $2,485            $10,559        $87,602
Dividend income                        32,137         44,647             95,025         72,047
(Loss) on writedown or
   impairment of securities               -              -              (99,976)           -
                                 -------------  -------------      -------------  -------------
     Total                            $32,240        $47,132             $5,608       $159,649
                                 =============  =============      =============  =============

5. Financial Instruments and Credit Risk Concentrations:

   Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities, cash and cash equivalents are placed with multiple financial institutions and instruments to minimize risk. No assurance can be made that such financial institutions and instruments will minimize all such risk.

   The Company derives rental income from fifty-five tenants, of which one tenant accounted for 12.51% and another tenant accounted for 16.63% of rental income during the nine months ended April 30, 2009. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has three irrevocable Letters of Credit totaling $367,500 at April 30, 2009 and July 31, 2008, provided by three tenants.

6.  Long-Term Debt - Mortgages and Term Loan:

                                                                      April 30, 2009                    July 31, 2008
                                                            --------------------------------  ---------------------------------
                                        Current
                                        Annual     Final            Due             Due               Due               Due
                                       Interest   Payment          Within          After             Within            After
                                         Rate      Date           One Year        One Year          One Year         One Year
                                        -------  --------      ------------    ------------      ------------    -------------
Mortgages:
  Jamaica, New York property       (a)     6.00%  4/01/12           $64,809      $1,172,204           $61,964       $1,221,173
  Jamaica, New York property       (b)     6.81% 10/01/11           126,693       2,285,012           120,396        2,380,715
  Jowein building, Brooklyn, NY    (c)     9.00%  4/01/09                 -               -         1,103,520                -
  Fishkill, New York property      (d,e)   6.98%  2/18/15            61,364       1,707,625            58,199        1,753,961
  Bond St. building, Brooklyn, NY  (e)     6.98%  2/18/15           124,984       3,477,996           118,535        3,572,373
  Term-loan payable to bank        (f)     6.50%  5/01/10           383,210          35,582           365,025          325,306
  Jowein building, Brooklyn, NY    (g)  Variable  8/01/10           240,000          80,000           240,000          260,000
                                                               ------------    ------------      ------------    -------------
       Total                                                     $1,001,060      $8,758,419        $2,067,639       $9,513,528
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

(c) The Company, on May 7, 2004, closed a loan with an affiliated corporation owned by members, including certain directors of the Company, of the family of the late Joe Weinstein, former Chairman of the Board of Directors, in the amount of $1,350,000. The term of the loan was for a period of five (5) years at an interest rate of 9.00% per annum. Interest and amortization of principal were paid quarterly based on a fifteen (15) year level amortization period. The constant quarterly payments of interest and principal were $40,316. The outstanding balance of the loan, totaling $764,648, became due and payable on April 1, 2009. Interest paid for the nine months ended April 30, 2009 and April 30, 2008 was $48,148 and $77,154, respectively. On September 22, 2008, the Company made a payment in the amount $300,000, which was a partial payment towards the principal amount of the loan and in March 2009 the Company paid the balance of the loan in the amount of $764,648.

(d) On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 6(e) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(e) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan will also finance $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The Company had three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property, which matured on July 1, 2004 (the "First Permanent Loan")(see Note 6(d)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two
    (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan is for the new elevators at the Company's Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. As of April 30, 2009, the Company has not drawn down any of the $850,000. The $850,000 is not available until the elevator work is completed. The monthly payments to the bank will increase once the $850,000 is drawn down.

(f) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan is a multiple draw loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum.

(g) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan was used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York. The loan is secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum. The interest rate at April 30, 2009 was 4.25% per annum. 7. Property and Equipment - at cost:

                                                            April 30         July 31
                                                              2009             2008
                                                       ---------------  ---------------
Property:
  Buildings and improvements                              $62,558,670      $62,488,206
  Improvements  to  leased  property                        9,154,777        9,154,777
  Land                                                      6,067,805        6,067,805
  Construction in progress                                  1,323,258          634,869
                                                         -------------    -------------
                                                           79,104,510       78,345,657
  Less accumulated depreciation                            34,241,886       33,069,044
                                                         -------------    -------------
     Property - net                                        44,862,624       45,276,613
                                                         -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                      519,525          544,384
  Other fixed assets                                          234,120          227,582
                                                         -------------    -------------
                                                              753,645          771,966
  Less accumulated depreciation                               593,037          624,472
                                                         -------------    -------------
  Fixtures and equipment and other - net                      160,608          147,494
                                                         -------------    -------------

        Property and equipment - net                      $45,023,232      $45,424,107
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

10.  Employees' Retirement Plan:

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $73,000 and $225,000 as contributions to the Plan for the three and nine months ended April 30, 2009, respectively, and $73,337 and $234,211 as contributions to the Plan for the three and nine months ended April 30, 2008, respectively.

11.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


Supplemental disclosure:                                  Nine Months Ended
                                                              April 30
                                                  ------------------------------
                                                       2009           2008
                                                  ---------------  -------------

Interest paid, net of capitalized interest
of $49,137 (2009)and $56,469 (2008)                     $580,237       $667,095

Income taxes paid                                       $476,355     $1,779,616


12.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2009 and at July 31, 2008.

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

Results of Operations:

Three Months Ended April 30, 2009 Compared to the Three Months Ended April 30, 2008:

In the three months ended April 30, 2009, the Company reported net income of $343,651, or $.17 per share. In the comparable three months ended April 30, 2008, the Company reported income of $66,797, or $.03 per share.

Revenues in the current three months increased to $4,071,951 from $3,488,774 in the comparable 2008 three months. The increase in revenues was due to the Company's leasing to three additional tenants at the Company's Brooklyn, New York properties.

The recovery of real estate taxes in the current three months in the amount of $9,591, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties.

Real estate operating expenses in the current three months increased to $2,338,071 from $2,259,838 in the comparable 2008 three months primarily due to increases in rent expense, real estate taxes, maintenance costs and payroll costs, partially offset by decreases in utility costs and leasing commission costs.

Administrative and general expenses in the current three months decreased to $802,000 from $822,555 in the comparable 2008 three months primarily due to a bad debt expense due to a tenant vacating the premises at the Company's Jowein building in Brooklyn, New York in the 2008 three months, partially offset by increases in payroll costs.

Depreciation and amortization expense in the current three months increased to $402,944 from $394,924 in the comparable 2008 three months.

Interest expense and other expenses in the current three months exceeded investment income by $147,285 and by $140,660 in the comparable 2008 three months. The increase in the excess of interest expense over investment income was due primarily to a decrease in investment income, partially offset by scheduled repayments of debt.

Nine Months Ended April 30, 2009 Compared to the Nine Months Ended April 30,
2008:

In the nine months ended April 30, 2009, the Company reported net income of $664,585, or $.33 per share. In the comparable nine months ended April 30, 2008, the Company reported a net loss of ($214,021), or ($.11) per share.

Revenues in the current nine months increased to $12,491,692 from $10,701,425 in the comparable 2008 nine months. The increase in revenues was due to the Company's leasing to five additional tenants at the Company's Brooklyn, New York and Circleville, Ohio properties, and the recovery of real estate taxes discussed below.

The recovery of real estate taxes in the current nine months in the amount of $546,418, net of legal expenses, represents prior years' real estate taxes from two of the Company's properties. The comparable 2008 nine months had a recovery of real estate taxes in the amount of $91,043, net of legal expenses, from one of the Company's properties.

Real estate operating expenses in the current nine months increased to $7,008,128 from $6,798,639 in the comparable 2008 nine months primarily due to increases in rental expense, real estate taxes and payroll costs, partially offset by decreases in utility costs, insurance costs and leasing commission costs.

Administrative and general expenses in the current nine months increased to $2,686,213 from $2,673,445 in the comparable 2008 nine months primarily due to increases in payroll costs, insurance costs and legal and professional costs partially offset by a bad debt expense due to a tenant vacating the premises at the Company's Jowein building in Brooklyn, New York in the 2008 nine months.

Depreciation and amortization expense in the current nine months increased to $1,212,442 from $1,188,573 in the comparable 2008 nine months.

Interest expense and other expenses in the current nine months exceeded investment income by $560,324 and by $497,789 in the comparable 2008 nine months. The increase in the excess of interest expense over investment income was due to the principal write-down of $99,976 due to the impairment of the Company's investment in Lehman Brothers Holdings Inc. preferred stock, and a decrease in investment income, partially offset by scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $1,742,212 at April 30, 2009.

In July 2008, the Company entered into a lease agreement with a tenant for 57,209 square feet of office space at its Bond Street, Brooklyn, New York property. Rent commenced in February 2009. The cost of construction to the Company for this tenant was insignificant.

On September 22, 2008, the Company made a payment in the amount of $300,000, which was a partial payment towards the principal amount of its loan on the Jowein Building in Brooklyn, New York and in March 2009, the Company paid the balance of the loan in the amount of $764,648 in addition to quarterly payments. (See Note 6(c) to the Consolidated Financial Statements.)

As part of the $12,000,000 multiple draw term loan, the bank agreed to finance the cost of two new elevators at the Company's Bond Street building in Brooklyn, New York. The amount to be financed will be $850,000. (See Note 6(e) to the Consolidated Financial Statements). The total cost of the elevator project is estimated to be $1,100,000 and is anticipated to be completed in fiscal 2009.

The leases with the Company's landlords at the Jowein building in Brooklyn, New York, expire on April 30, 2010. The Company is committed to return the premises in the condition the Company received it, taking into account normal wear and tear. At this time we are unable to determine the costs required to separate the building.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities:   The Company paid $272,453 for
commissions incurred in order to lease space at the Company's properties in the nine months ended April 30, 2009. The original amount of the brokerage commissions was $2,540,474. As of April 30, 2009, $2,341,135 had been paid.

A tenant at the Company's Jowein building in Brooklyn, New York paid the rent in advance to the end of the lease term which is April 2010. The amount paid in advance as of April 30, 2009 was $357,696.

Cash Flows From Investing Activities:

The Company had expenditures of $464,550 in the nine months ended April 30, 2009 for the construction of two new elevators. The total cost of the project is estimated to be approximately $1,100,000, of which $850,000 will be financed by a bank. The project is anticipated to be completed in fiscal 2009.

Cash Flows From Financing Activities:

On September 22, 2008, the Company made a payment in the amount of $300,000, which was a partial payment towards the principal amount of its loan on the Jowein Building in Brooklyn, New York and in March 2009, the Company paid the balance of the loan in the amount of $764,648 in addition to quarterly payments. (See Note 6(c) to the Consolidated Financial Statements.)

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2009, the Company had fixed-rate debt of $10,439,479 and variable-rate debt of $320,000. Because of the Jowein building, Brooklyn, New York loan (presently with a balance of $320,000), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $3,200 for this loan.

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the securities industry. These include statements regarding our expectations about revenues, our liquidity, our expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:



..  changes in the rate of economic growth in the United States;

..  the ability to obtain credit from financial institutions and at what costs;

..  changes in the financial condition of our customers;

..  changes in regulatory environment;

..  lease cancellations;

..  changes in our estimates of costs;

.. war and/or terrorist attacks on facilities where services are or may be provided;

..  outcomes of pending and future litigation;

..  increasing competition by other companies;

..  compliance with our loan covenants;

.. recoverability of claims against our customers and others by us and claims by third parties against us; and

..  changes in estimates used in our critical accounting policies.

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

Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of April 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

   (b) Reports on Form 8-K - One report on Form 8-K was filed by the registrant during the three months ended April 30, 2009.

        Items reported:
          The Company reported its financial results for the three and six months ended January 31, 2009.
          Date of report filed - March 12, 2009.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                J.W. MAYS, Inc.
                                            ----------------------
                                                 (Registrant)







Date     June 10, 2009                     Lloyd J. Shulman
         -------------                     ------------------------
                                           Lloyd J. Shulman
                                           President
                                           Chief Executive Officer







Date     June 10, 2009                       Mark S. Greenblatt
         -------------                     -----------------------
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

Date:   June 10, 2009

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


Date:   June 10, 2009



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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2009 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





June 10, 2009



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