Form 10-K
period 2009-07-31
MAYS J W INC
filed 2009-10-08
CIK 54187

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: July 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to Commission file number: 1-3647

J.W. MAYS, INC.
(Exact name of registrant as specified in its charter)

New York	11-1059070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 Bond Street, Brooklyn, New York	11201-5805
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (718) 624-7400
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes         No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes         No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes         No    X   .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No    X

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,425,864 as of January 31, 2009 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of September 11, 2009 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K in which the Document is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2009 Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders	Parts I and II Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2009
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

Item 2. Properties.

The table below sets forth certain information as to each of the properties currently operated by the Company:

	Location	Approximate Square Feet

1.	Brooklyn, New York Fulton Street at Bond Street	380,000
2.	Brooklyn, New York Jowein building Fulton Street at Elm Place	430,000
3.	Jamaica, New York Jamaica Avenue at 169th Street	297,000
4.	Fishkill, New York Route 9 at Interstate Highway 84	203,000 (located on 14.6 acres)
5.	Levittown, New York Hempstead Turnpike	10,000 (located on 75,800 square feet of land)
6.	Massapequa, New York Sunrise Highway	133,400
7.	Circleville, Ohio Tarlton Road	193,350 (located on 11.6 acres)
8.	Brooklyn, New York Truck bays, passage facilities and tunnel-Schermerhorn Street	17,000
	Building-Livingston Street	10,500

Properties leased are under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2009 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Brooklyn Bond Street building, the Jamaica building and the Fishkill property.

1.  Brooklyn, New York—Fulton Street at Bond Street

13% of the property is leased by the Company under six separate leases. Expiration dates are as follows: 6/30/2011 (1 lease); 12/8/2013 (1 lease) which lease has two thirty-year renewal options through 12/8/2073; 4/30/2021 (2 leases), which leases previously had expiration dates of April 30, 2011 and were extended for an additional ten years; and 4/30/31 (2 leases) which leases previously had expiration dates of April 30, 2011 and were extended for an additional twenty years. The Company added two new elevators to its lobby at 9 Bond Street. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

The property is currently leased to eighteen tenants of which nine are retail tenants, two are fast food restaurants and seven occupy office space. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (33.42%) and the other tenant occupies office space (15.06%). Approximately 25,000 square feet of the building are available for lease.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/05	51.62%	7/31/2010	1	260
7/31/06	56.68%	7/31/2011	5	17,111
7/31/07	61.50%	7/31/2013	3	28,438
7/31/08	53.05%	7/31/2014	4	41,008
7/31/09	62.06%	7/31/2016	1	13,451
		7/31/2018	1	3,300
		7/31/2019	1	21,121
		7/31/2021	3	140,334

			19	265,023

As of July 31, 2009 the federal tax basis is $21,834,071 with accumulated depreciation of $8,013,145 for a net carrying value of $13,820,926. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $1,147,034 per year and the rate used is averaged at $11.583 per $100 of assessed valuation.

2.  Brooklyn, New York—Jowein building, Fulton St. & Elm Place

Approximately 47% of the property is owned and 53% is leased. The leases with two landlords expire on April 30, 2010. There are no renewal options. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The property is currently leased to twenty two tenants of which seven are retail stores, two are fast food restaurants, one is for storage space and twelve leases are for office space. Approximately 150,000 square feet of the building are available for lease.

Upon the termination of the Company’s leases with its landlords on April 30, 2010, the Company will lose nine tenants who occupy 93,697 square feet. The occupancy rate for the portion of the building that the Company owns would be approximately 72.59%. The loss in income to the Company should not have a significant effect on its ongoing operations.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/05	40.86%	7/31/2010	10	120,112
7/31/06	49.20%	7/31/2011	5	61,664
7/31/07	50.75%	7/31/2012	1	15,000
7/31/08	53.35%	7/31/2013	2	18,000
7/31/09	55.80%	7/31/2014	1	5,000
		7/31/2017	1	5,500
		7/31/2018	1	15,900

			21	241,176

As of July 31, 2009 the federal tax basis is $16,701,550 with accumulated depreciation of $7,849,056 for a net carrying value of $8,852,494. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $1,617,874 per year and the rate used is averaged at $11.025 per $100 of assessed valuation.

3.  Jamaica, New York—Jamaica Avenue at 169th Street

The building is owned and the land is leased from an affiliated company. The lease expires July 31, 2027. The property is currently leased to twelve tenants: six are retail tenants and six for office space. Three tenants each occupy in excess of 10% of the rentable square footage: a major retail store occupies 15.86%; and two tenants occupy office space—one occupies 14.23% and the other 11.07% of the rentable space. Approximately 21,000 square feet of the building are available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/05	76.00%	7/31/2011	2	44,250
7/31/06	71.98%	7/31/2012	2	26,625
7/31/07	66.03%	7/31/2014	3	64,063
7/31/08	79.38%	7/31/2015	1	24,109
7/31/09	79.38%	7/31/2016	1	6,021
		7/31/2017	3	75,907

			12	240,975

As of July 31, 2009 the federal tax basis is $19,352,411 with accumulated depreciation of $8,738,153 for a net carrying value of $10,614,258. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $352,882 per year and the rate used is averaged at $11.517 per $100 of assessed valuation.

4.  Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. There are approximately 203,000 square feet of the building available for lease.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/05	12.28%
7/31/06	4.09%
7/31/07	—
7/31/08	—
7/31/09	—

As of July 31, 2009 the federal tax basis is $9,608,448 with accumulated depreciation of $7,615,970 for a net carrying value of $1,992,478. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $135,446 per year and the rate used is averaged at $1.88 per $100 of assessed valuation.

5.  Levittown, New York—Hempstead Turnpike

The Company owns the entire property. In October 2006, the Company entered into a lease agreement with a restaurant. The restaurant constructed a new 10,000 square foot building, which opened in May 2008. Ownership of the building reverts to the Company at the conclusion of the leasing arrangement, currently August 16, 2017.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/05	16.67%	7/31/2018	Building	10,000
7/31/06	—		Land	75,800

7/31/07	—		1	85,800

7/31/08	25.00%
7/31/09	100.00%

The real estate taxes for this property are $116,802 per year and the rate used is averaged at $610.31 per $100 of assessed valuation.

6.  Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The lease expired May 14, 2009, and there was one renewal option for twenty-one years, which the Company exercised in April, 2008. There are no present plans for additional improvements of this property. The entire leasehold is currently subleased to two tenants; one, to a drive-in restaurant, which is subject to it receiving the necessary building permits and licenses to construct a new building, and the other for use as a bank. Each of these tenants occupies in excess of 10% of the rentable square footage. Both subleases expire in May, 2030, with no renewal options.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/05	100.00%	7/31/2030	2	133,400

7/31/06	100.00%
7/31/07	100.00%
7/31/08	100.00%
7/31/09	96.25%

The real estate taxes for this property are $174,029 per year and the rate used is averaged at $684.95 per $100 of assessed valuation.

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

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/05	100.00%	7/31/2011	2	135,000

7/31/06	55.77%
7/31/07	38.79%
7/31/08	49.13%
7/31/09	69.82%

As of July 31, 2009 the federal tax basis is $4,388,456 with accumulated depreciation of $2,316,127 for a net carrying value of $2,072,329. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $74,890 per year and the rate used is averaged at $4.16 per $100 of assessed valuation.

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

See Note 10 to the Consolidated Financial Statements contained in the 2009 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

Item 3. Legal Proceedings.

There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements, except for the matter described below, as the Company is unable to predict the outcome of the matter.

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

On May 16, 2007, the New York State Supreme Court granted the Company’s motion for preliminary injunctive relief and enjoined the landlord, during the pendency of this action, from taking any action to evict the Company, terminate the Company’s lease which is scheduled to expire on April 30, 2010, and/or commencing summary action adverse to the Company’s rights or otherwise disturb the Company’s possession of the premises. The landlords have answered the complaint denying the allegations and asserting counterclaims against the Company relating to the premises. Discovery has been completed and a trial date, has been scheduled for October 19, 2009, but it is likely that the trial will be adjourned until November 2009. Management of the Company is unable to predict the outcome of this matter or whether the Company will be required to expend significant amounts of money in order to correct any of the purported defaults.

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

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2008), whose present term of office will expire upon the election and qualifications of his successor:

Name	Age	Business Experience During the Past Five Years	First Became Such Officer or Director
Lloyd J. Shulman	67	President	November, 1978
		Co-Chairman of the Board and President	June, 1995
		Chairman of the Board and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	55	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	58	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	59	Vice President	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

PART II

Item 5. Market for Registrant’s Common Stock and Related Shareholder Matters.

Common Stock and Dividend Information

Effective November 8, 1999, the Company’s common stock commenced trading on The Nasdaq Capital Market tier of The Nasdaq Stock Market under the Symbol: “Mays”. Such shares were previously traded on The Nasdaq National Market. Effective August 1, 2006, NASDAQ became operational as an exchange in NASDAQ- Listed Securities. It is now known as The NASDAQ Stock Market LLC.

The following is the sales price range per share of J. W. Mays, Inc. common stock during the fiscal years ended July 31, 2009 and 2008:

Three Months Ended	Sales Price
	High	Low
October 31, 2008	$18.05	$10.90
January 31, 2009	11.40	4.15
April 30, 2009	6.56	4.20
July 31, 2009	16.00	5.77
October 31, 2007	$24.69	$21.36
January 31, 2008	22.15	19.00
April 30, 2008	20.25	19.60
July 31, 2008	21.00	18.00

The quotations were obtained for the respective periods from the National Association of Securities Dealers, Inc. There were no dividends declared in either of the two fiscal years.

On September 11, 2009, the Company had approximately 1,500 shareholders of record.

Performance Graph

Comparison of Five-Year Cumulative Total Return
J.W. MAYS, INC., Standard & Poor’s 500 and Peer Group
(Five-Year Performance Results Through 07/31/2009)

The following graph sets forth a five-year comparison of cumulative total shareholder return for the Company, the Standard & Poor’s 500 Stock-Index (“S&P 500”), and a Peer Group. The graph assumes the investment of $100 at the close of trading July 31, 2004 in the common stock of the Company, the S&P 500 and the Peer Group, and the reinvestment of all dividends, although the Company did not pay a dividend during this five-year period.

Comparison of Five-Year Cumulative Total Return*
J.W. MAYS, INC., Standard & Poor’s 500 And Peer Group
(Performance Results Through 7/31/09)

The Performance Graph shall not be deemed incorporated by reference by any general statement of incorporation by reference in any filing made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

Item 6. Selected Financial Data.

The information appearing under the heading “Summary of Selected Financial Data” on page 2 of the Registrant’s 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Registrant’s 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2009, the Company had fixed-rate debt of $10,253,528, and variable rate debt of $260,000. With regards to the Jowein building, Brooklyn, New York loan (presently with a balance of $260,000), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $2,600 for this loan.

Item. 8. Financial Statements and Supplementary Data.

The Registrant’s Consolidated Financial Statements, together with the report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 5, 2009, appearing on pages 4 through 18 of the Registrant’s 2009 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, and 7 hereof, the 2009 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

(b) Change to internal controls over financial reporting.

There was no change in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

(c) Management’s annual report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee

Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework Guidance for Small Public Companies. Based on the Company’s assessments, we believe that, as of July 31, 2009, its internal control over financial reporting is effective based on these criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

The Company’s management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors of the Registrant is contained in the Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The information with respect to Executive Officers of the Registrant is set forth in Part I hereof.

Item 11. Executive Compensation.

The information required by this item appears under the heading “Executive Compensation” in the Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item appears under the headings “Executive Compensation”, “Certain Transactions,” “Certain Relationships and Related Transactions” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees paid by the Company to its independent registered public accounting firm, D’Arcangelo & Co., LLP, for the fiscal years 2009 and 2008.

	Fiscal Year 2009	Fiscal Year 2008
Audit Fees	$80,683	$85,124
Tax Fees and Other Fees	6,000	15,097

Total	$86,683	$100,221

Audit Fees for fiscal year 2009 and fiscal year 2008 were for professional services rendered for the audits of the consolidated financial statements of the Company and assistance with the review of documents filed with the Securities and Exchange Commission.

Tax Fees and Other Fees for fiscal year 2009 and fiscal year 2008 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

1.

The Consolidated Financial Statements and report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 5, 2009, set forth on pages 4 through 18 of the Registrant’s 2009 Annual Report to Shareholders.

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

(11)	Statement re computation of per share earnings—not applicable.

(12)	Statement re computation of ratios—not applicable.

(13)	Annual report to security holders.

(16)	Letter re change in certifying auditors—not applicable.

(18)	Letter re change in accounting principles—not applicable.

(21)	Subsidiaries of the registrant.

(22)	Published report regarding matters submitted to vote of security holders—not applicable.

(24)	Power of attorney—none.

(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.1—Chief Executive Officer 31.2—Chief Financial Officer

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sect 1350.

(b)	Reports on Form 8-K—A report on Form 8-K was filed by Registrant during the three months ended July 31, 2009.

Item reported—The Company reported its financial results for the three and nine months ended April 30, 2009.

Date of report filed—June 11, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC. (REGISTRANT)

October 8, 2009

By:	LLOYD J. SHULMAN Lloyd J. Shulman Chairman of the Board Principal Executive Officer President Principal Operating Officer

October 8, 2009

By:	MARK S. GREENBLATT Mark S. Greenblatt Vice President and Treasurer Principal Financial Officer

October 8, 2009

By:	WARD N. LYKE, JR. Ward N. Lyke, Jr. Vice President and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

LLOYD J. SHULMAN Lloyd J. Shulman	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	October 8, 2009
MARK S. GREENBLATT Mark S. Greenblatt	Vice President, Treasurer and Director	October 8, 2009
LANCE D. MYERS Lance D. Myers	Director	October 8, 2009
DEAN L. RYDER Dean L. Ryder	Director	October 8, 2009
JACK SCHWARTZ Jack Schwartz	Director	October 8, 2009
LEWIS D. SIEGEL Lewis D. Siegel	Director	October 8, 2009

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2009, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (page 18)

Consolidated Balance Sheets (pages 4 and 5)

Consolidated Statements of Income and Retained Earnings (page 6)

Consolidated Statements of Comprehensive Income (page 6)

Consolidated Statements of Cash Flows (page 7)

Notes to Consolidated Financial Statements (pages 8-17)

		Page
Financial Statement Schedules:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	15
II	Valuation and Qualifying Accounts	16
III	Real Estate and Accumulated Depreciation	17

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

We have audited the consolidated financial statements of J.W. Mays, Inc. and subsidiaries as of July 31, 2009 and 2008, and for the three years in the period ended July 31, 2009 and have issued our report thereon dated October 8, 2009; such consolidated financial statements and reports are incorporated by reference in this Form 10- K Annual Report. Our audits also included the consolidated financial statement schedules of J.W. Mays, Inc. and subsidiaries referred to in Item 15(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D’ARCANGELO & CO., LLP
Purchase, N.Y.
October 8, 2009

SCHEDULE II

J.W. MAYS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2009	2008	2007
Allowance for net unrealized gains (losses) on marketable securities:
Balance, beginning of period	$(204,412)	$50,248	$47,748
Additions (reductions)	116,334	(254,660)	2,500

Balance, end of period	$(88,078)	$(204,412)	$50,248

SCHEDULE III

J.W. MAYS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
July 31, 2009

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried At Close of Period

Description	Encum- brances	Land	Building & Improvements	Improvements	Carried Cost	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed

Office and Rental Buildings
Brooklyn, New York Fulton Street at Bond Street	$3,572,372	$3,713,494	$6,503,468	$17,088,022	$—	$3,713,494	$23,591,490	$27,304,984	$8,400,958	Various	Various	(1) (2)
Jamaica, New York Jamaica Avenue at 169th Street	3,601,888	—	3,215,699	16,032,589	—	—	19,248,288	19,248,288	8,577,568	1959	1959	(1) (2)
Fishkill, New York Route 9 at Interstate Highway 84	1,753,962	594,723	7,212,116	2,438,652	—	594,723	9,650,768	10,245,491	7,261,982	10/74	11/72	(1)
Brooklyn, New York Jowein Building Fulton Street and Elm Place	—	1,512,812	728,327	15,802,447	—	1,512,812	16,530,774	18,043,586	8,595,682	1915	1950	(1) (2)
Levittown, New York Hempstead Turnpike	—	125,927	—	—	—	125,927	—	125,927	—	4/69	6/62	(1)
Circleville, Ohio Tarlton Road	—	120,849	4,388,456	—	—	120,849	4,388,456	4,509,305	1,810,238	9/92	12/92	(1)

Total(A)	$8,928,222	$6,067,805	$22,048,066	$51,361,710	$—	$6,067,805	$73,409,776	$79,477,581	$34,646,428

(1)  Building and improvements  18–40 years

(2)  Improvements to leased property  3–40 years

(A)  Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $764,912 and Accumulated Depreciation thereon of $558,568 at July 31, 2009.

	Year Ended July 31,
	2009	2008	2007
Investment in Real Estate
Balance at Beginning of Year	$78,345,657	$76,568,695	$75,965,473
Improvements	1,131,924	1,776,962	603,222

Balance at End of Year	$79,477,581	$78,345,657	$76,568,695

Accumulated Depreciation
Balance at Beginning of Year	$33,069,044	$31,790,146	$30,379,314
Additions Charged to Costs and Expenses	1,577,384	1,278,898	1,410,832

Balance at End of Year	$34,646,428	$33,069,044	$31,790,146

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