Form 10-Q
period 2009-10-31
MAYS J W INC
filed 2009-12-10
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[  X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the quarterly period ended  October 31, 2009

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from ________________ to  ________________

                         Commission file number 1-3647
                                                ------

                                J.W. Mays, Inc.
                               ------------------
            (Exact name of registrant as specified in its charter)

             New York                                  11-1059070
             --------                                  ----------
     (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)               Identification No.)

  9 Bond Street,  Brooklyn,  New York                  11201-5805
  ------------------------------------                -------------
  (Address of principal executive offices)             (Zip Code)



(Registrant's telephone number, including area code) 718-624-7400



                                Not Applicable
                               ----------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes __X___      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No __X__.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer _____   Accelerated filer ____
Non-accelerated filer ___X__    Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__.

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.



        Class                                Outstanding at December 9, 2009
        -----                                -------------------------------
Common Stock,  $1 par value                       2,015,780 shares



                                             This report contains 21 pages.

                               J. W. MAYS,  INC.
                                     INDEX

                                                            Page No.





Part I  -   Financial Information:

       Condensed Consolidated Balance Sheets                  3

       Condensed Consolidated Statements of Income
         and Retained Earnings                                4

       Condensed Consolidated Statements of
         Comprehensive Income                                 4

       Condensed Consolidated Statements of Cash Flows        5

       Notes to Condensed Consolidated Financial Statements   6 - 13

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                13 - 15

       Controls and Procedures                                16


Part II  -  Other Information                                 17

       Signatures                                             18

       (31) Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

            (31.1) - Chief Executive Officer                  19
            (31.2) - Chief Financial Officer                  20

       (32) Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

            18 U.S.C. Section 1350                            21

                       J.  W.  MAYS,  INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     October 31        July 31
                             ASSETS                                     2009             2009
 ---------------------------------------------------------------  ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 7 and 8)                        $44,851,225      $45,037,497
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           2,229,786          653,719
  Marketable securities  (Note 5)                                       225,350           49,888
  Receivables                                                           222,866          268,501
  Real estate taxes refundable                                          173,904              -
  Deferred income taxes                                                 315,000          360,000
  Prepaid expenses                                                      927,102        1,974,478
  Security deposits                                                     207,676          257,108
                                                                   -------------    -------------
       Total current assets                                           4,301,684        3,563,694
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,399,067        3,348,869
  Less accumulated amortization                                       1,756,227        1,662,701
                                                                   -------------    -------------
       Net                                                            1,642,840        1,686,168
  Receivables                                                           181,067          181,467
  Security deposits                                                   1,105,079        1,136,404
  Unbilled receivables (Note 10)                                      2,332,302        2,476,588
  Marketable securities  (Note 5)                                     1,750,111        1,625,552
                                                                   -------------    -------------
       Total other assets                                             7,011,399        7,106,179
                                                                   -------------    -------------

        TOTAL ASSETS                                                $56,164,308      $55,707,370
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 7)                           $9,358,923       $8,563,925
  Note payable - related party (Note 9)                               1,000,000        1,000,000
  Security deposits payable                                             782,431          804,756
                                                                   -------------    -------------
       Total long-term debt                                          11,141,354       10,368,681
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,910,000        1,929,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       95,481           91,403
  Payroll and other accrued liabilities                               1,219,708        1,476,955
  Income taxes payable                                                  191,734          346,355
  Other taxes payable                                                     5,062            2,300
  Current portion of mortgages payable (Note 7)                         759,435          949,603
  Current portion of security deposits payable                          207,676          257,108
                                                                   -------------    -------------
       Total current liabilities                                      2,479,096        3,123,724
                                                                   -------------    -------------

       Total liabilities                                             15,530,450       15,421,405
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized  (loss) on available for sale securities
     - net of deferred taxes (benefit) of
     $(5,000) at October 31, 2009 and $(30,000) at July 31, 2009         (8,639)         (58,078)
  Retained earnings                                                  36,405,807       36,107,353
                                                                   -------------    -------------
                                                                     41,921,710       41,573,817
  Less common stock held in treasury, at cost - 162,517
    shares at October 31, 2009 and at July 31, 2009 (Note 13)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    40,633,858       40,285,965
                                                                   -------------    -------------

Contingencies (Note 15)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $56,164,308      $55,707,370
                                                                   =============    =============

See Notes to Condensed Consolidated Financial Statements.

                               -3-

                              J. W. MAYS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                  Three Months Ended
                                                                      October 31
                                                            ------------------------------
                                                                 2009           2008
                                                             -------------  -------------
                                                              (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 6 and 10)                                $4,111,383     $3,922,846
  Recovery of real estate taxes                                    114,251            -
                                                              -------------  -------------
      Total revenues                                             4,225,634      3,922,846
                                                              -------------  -------------

Expenses
  Real estate operating expenses                                 2,340,099      2,242,687
  Administrative and general expenses                              872,018        872,405
  Depreciation and amortization                                    414,529        405,092
                                                              -------------  -------------
       Total expenses                                            3,626,646      3,520,184
                                                              -------------  -------------

Income from operations before investment income,
  interest expense and income taxes                                598,988        402,662
                                                              -------------  -------------
Investment income and interest expense
  Investment income  (Note 5)                                       25,120        (62,899)
  Interest expense (Notes 7, 9, and 12)                           (165,654)      (205,425)
                                                              -------------  -------------
                                                                  (140,534)      (268,324)
                                                              -------------  -------------

Income before income taxes                                         458,454        134,338
Income taxes provided                                              160,000         74,000
                                                              -------------  -------------
Net income                                                         298,454         60,338

Retained earnings, beginning of period                          36,107,353     35,351,267
                                                              -------------  -------------
Retained earnings, end of period                               $36,405,807    $35,411,605
                                                              =============  =============

Income per common share  (Note 2)                                     $.15           $.03
                                                              =============  =============

Dividends per share                                                   $-             $-
                                                              =============  =============

Average common shares outstanding                                2,015,780      2,015,780
                                                              -------------  -------------

See Notes to Condensed Consolidated Financial Statements.


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                    Three Months Ended
                                                                        October 31
                                                             -------------- ---------------
                                                                 2009           2008
                                                             -------------  -------------
                                                              (Unaudited)    (Unaudited)

Net Income                                                        $298,454        $60,338
                                                              -------------  -------------

Other comprehensive income, net of taxes (Note 3)

  Unrealized gain (loss) on available-for-sale securities:
    Net of taxes (benefit)  of $25,000 and $(117,000) for the
    three months ended October 31, 2009 and 2008, respectively      49,439       (126,184)

  Reclassification adjustment                                            -         99,976
                                                              -------------  -------------
  Net change in comprehensive income                                49,439        (26,208)
                                                              -------------  -------------

Comprehensive income                                              $347,893        $34,130
                                                              =============  =============

See Notes to Condensed Consolidated Financial Statements.

                               -4-

                             J. W. MAYS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended
                                                                            October 31
                                                                 --------------------------------
                                                                        2009             2008
                                                                  -------------    -------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                             $298,454          $60,338

Adjustments to reconcile net income to
  net cash provided by operating activities:
  Impairment of marketable securities                                       -             99,976
  Depreciation and amortization                                         414,529          405,092
  Amortization of deferred charges                                       93,526           93,355
  Other assets - deferred charges                                       (50,198)             -
                       - unbilled receivables                           144,286          123,000
  Deferred income taxes                                                   1,000          (36,000)
Changes in:
  Receivables                                                            46,035          (54,373)
  Real estate taxes refundable                                         (173,904)
  Prepaid expenses                                                    1,047,376          924,491
  Accounts payable                                                        4,078           87,164
  Payroll and other accrued liabilities                                (257,247)        (315,830)
  Income taxes payable                                                 (154,621)         (59,171)
  Other taxes payable                                                     2,762            2,335
                                                                   -------------    -------------
     Cash provided by operating activities                            1,416,076        1,330,377
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (228,257)        (272,734)
  Security deposits                                                      80,757             (634)
  Marketable Securities:
    Payments for purchases                                             (225,582)            (246)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (373,082)        (273,614)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase (decrease) - security deposits                               (71,757)             635
  Borrowings - mortgage and other debt                                  850,000              -
  Decrease - mortgage and other debt payments                          (245,170)        (551,685)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                      533,073         (551,050)
                                                                   -------------    -------------

Increase in cash and cash equivalents                                 1,576,067          505,713

Cash and cash equivalents at beginning of period                        653,719        1,475,390
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $2,229,786       $1,981,103
                                                                   =============    =============

See Notes to Condensed Consolidated Financial Statements.

                               -5-

                               J. W. MAYS,  INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Records and Use of Estimates:

   The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Company's financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include allowance for doubtful accounts, depreciation and amortization, income tax assets and liabilities, fair value of marketable securities and revenue recognition. Estimates are based on historical experience where applicable or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2009 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2009. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2010.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2009 and October 31, 2008.

3. Comprehensive Income:

   FASB ASC 220-10 (formerly known as SFAS No 130), "Reporting Comprehensive Income", establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. Comprehensive income is defined to include all changes in equity except those resulting from investments by and distributions to shareholders.

4. New Accounting Pronouncements:

   In July 2009, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, which was titled The Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Although the adoption of the statement did not materially affect our financial statements, the references to accounting literature within the notes to the condensed consolidated financial statements and elsewhere in this report conform to the Codification.

5. Marketable Securities:

   The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities (which is considered a Level 1 valuation) with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the three months ended October 31, 2009 and October 31, 2008. The implementation of ASC 10 (formerly FASB 157), Fair Value Measurements, had no impact on the presentation of marketable securities in the Company's financial statements. The Company does not have any assets valued using Level 2 or 3 valuation methods. During 2009, the Company adopted ASC 320-10-65, Transition Related to FSB FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("ASC 320-10-65"). The implementation of this did not have an impact on the Company's financial statements.

As of October 31, 2009, the Company's marketable securities were classified as follows:

                                               October 31, 2009                                               July 31, 2009
                          ----------------------------------------------------  ---------------------------------------------------
                                           Gross         Gross                                    Gross        Gross
                                        Unrealized    Unrealized      Fair                     Unrealized   Unrealized      Fair
                              Cost         Gains        Losses        Value          Cost         Gains       Losses        Value
                          ------------ ------------- ------------- -----------  ------------- ------------ ------------ -----------
    Current:

Held-to-maturity:

  Certificate of deposit      $49,950         $-            $-       $49,950        $49,888         $-           $-        $49,888
  Corporate Debt
    Securities                175,400          469         1,106     174,763            -            -            -            -
                          ------------ ------------ ------------- -----------  ------------- ------------ ------------ ------------
                             $225,350         $469        $1,106    $224,713        $49,888         $-           $-        $49,888
                          ============ ============ ============= ===========  ============= ============ ============ ============
Noncurrent:
  Available-for-sale:
    Equity securities      $1,410,252      $95,005      $108,644  $1,396,613     $1,410,252      $52,810     $140,888   $1,322,174
                          ============ ============ ============= ===========  ============= ============ ============ ============

Held-to-Maturity:
  Corporate Debt
    Securities               $353,498       $8,421          $599    $361,320       $303,378           $-       $4,173     $299,205
                          ============ ============ ============= ===========  ============= ============ ============ ============

The Company's debt and equity securities gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at October 31, 2009 are as follows.  These investment securities are considered to be temporarily impaired because, if held to maturity, the Company should not incur any losses All of our investments in corporate debt securities mature in the 1-5 year time frame.

                                                                Less Than      More Than
                                                Fair Value      12 Months      12 Months
                                               -------------  -------------  -------------
Corporate Equity Securities                      $1,396,613             $-       $108,644
Corporate Debt Securities                           536,083          1,705              -
                                               -------------  -------------  -------------
                                                 $1,932,696         $1,705       $108,644
                                               =============  =============  =============

Investment income consists of the following:

                                                    Three Months Ended
                                                        October 31
                                             ------------------------------
                                                     2009           2008
                                              -------------  -------------
Interest income                                      $4,189         $6,327
Dividend income                                      20,931         30,750
(Loss) on writedown or
   impairment of securities                             -          (99,976)
                                               -------------  -------------
     Total                                          $25,120       $(62,899)
                                               =============  =============

                               -8-

6. Financial Instruments and Credit Risk Concentrations:

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

   The Company derives rental income from fifty-five tenants, of which one tenant accounted for 15.82% and another tenant accounted for 15.51% of rental income during the three months ended October 31, 2009. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has three irrevocable Letters of Credit totaling $367,500 at October 31, 2009 and July 31, 2009, provided by three tenants.

7. Long-Term Debt - Mortgages and Term Loan:

                                                                     October 31, 2009                   July 31, 2009
                                                            --------------------------------  ---------------------------------
                                        Current
                                        Annual    Final           Due             Due               Due              Due
                                       Interest  Payment         Within          After             Within           After
                                         Rate      Date         One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        6%  4/01/12           $66,778      $1,138,315           $65,786       $1,155,387
  Jamaica, New York property       (b)     6.81% 10/01/11           131,081       2,218,564           128,856        2,251,859
  Fishkill, New York property      (c,d)   6.98%  2/18/15            37,258       1,703,380            62,453        1,691,509
  Bond St. building, Brooklyn, NY  (d)     6.98%  2/18/15            94,026       4,298,664           127,202        3,445,170
  Term-loan payable to bank        (e)     6.50%  5/01/10           230,292               -           325,306                -
  Jowein building, Brooklyn, NY    (f)  Variable  8/01/10           200,000               -           240,000           20,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $759,435      $9,358,923          $949,603       $8,563,925
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

(c) On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 7(d) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(d) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan will also finance $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The Company had three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property, which matured on July 1, 2004 (the "First Permanent Loan")(see Note 6(d)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two
   (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan was for the new elevators at the Company's Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. In the three months ended October 31, 2009, the Company has drawn down the $850,000.

(e) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan is a multiple draw loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum. Interest paid for the three months ended October 31, 2009 and 2008 was $4,259 and $10,255, respectively.

(f) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan was used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York.
   The loan is secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum. The interest rate at October 31, 2009 was 4.25% per annum.

8. Property and Equipment - at cost:
                                                                   October 31         July 31
                                                                       2009             2009
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $64,476,942      $63,145,461
  Improvements  to  leased  property                                 9,154,777        9,154,777
  Land                                                               6,067,805        6,067,805
  Construction in progress                                                 -          1,109,538
                                                                  -------------    -------------
                                                                    79,699,524       79,477,581
  Less accumulated depreciation                                     35,047,286       34,646,428
                                                                  -------------    -------------
     Property - net                                                 44,652,238       44,831,153
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               525,839          519,525
  Other fixed assets                                                   245,387          245,387
                                                                  -------------    -------------
                                                                       771,226          764,912
  Less accumulated depreciation                                        572,239          558,568
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               198,987          206,344
                                                                  -------------    -------------

        Property and equipment - net                               $44,851,225      $45,037,497
                                                                  =============    =============


9.   Note Payable:

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

11.  Employees' Retirement Plan:

     The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Pension Plan contributions to the Plan for the three months ended October 31, 2009 and 2008, were $4,649 and $4,027, respectively. The Company also contributes to union sponsored health benefit plans.



     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $78,911 and $75,000 as contributions to the Plan for the three months ended October 31, 2009 and 2008, respectively.

12.  Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash.


Supplemental disclosure:                                Three Months Ended
                                                             October 31
                                                  ------------------------------
                                                          2009           2008
                                                  ---------------  -------------

Interest paid, net of capitalized interest
  of $569 (2009) and $11,677 (2008)                     $164,696       $209,087

Income taxes paid                                       $295,975       $169,168


13.  Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2009 and at July 31, 2009.

14.  Related Party Transactions:

     In the three months ended October 31, 2009 and 2008, Holland & Knight LLP, a law firm in which Lance D. Myers, a member of our Board of Directors, is a partner, performed legal services for us for which it was paid $70,897 and $96,383, respectively.

15.  Contingencies:

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

     On May 16, 2007, the New York State Supreme Court granted the Company's motion for preliminary injunctive relief and enjoined the landlords, during the pendency of this action, from taking any action to evict the Company, terminate the Company's lease which is scheduled to expire on April 30, 2010, and/or commencing summary action adverse to the Company's rights or otherwise disturb the Company's possession of the premises. The landlords have answered the complaint denying the allegations and asserting counterclaims against the Company relating to the premises. Discovery has been completed and the trial date scheduled for November, 2009 has been adjourned without a new trial date being set. Management of the Company is unable to predict the outcome of this matter or whether the Company will be required to expend significant amounts of money in order to correct any of the purported defaults.

     If the lease is not renewed prior to expiration, the Company shall surrender the premises in accordance with the terms of the lease. At this time the Company is only able to estimate this cost at a range between $700,000 and $1,200,000.

16.  Subsequent events:

     The Company evaluated events occurring between the end of its most recent quarter and December 9, 2009, the date the financial statements were issued.


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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on page 6 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 8 and 9 to the Condensed Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2009).

Results of Operations:

Three Months Ended October 31, 2009 Compared to the Three Months Ended October 31, 2008:

In the three months ended October 31, 2009, the Company reported net income of $298,454, or $.15 per share. In the comparable three months ended October 31, 2008, the Company reported net income of $60,338, or $.03 per share.

Revenues in the current three months increased to $4,225,634 from $3,922,846 in the comparable 2008 three months. The increase in revenues was due to the Company's leasing to one additional tenant at the Company's Brooklyn, New York property.

The recovery of real estate taxes in the current three months in the amount of $114,251, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties. The comparable 2008 year did not have a recovery of real estate taxes.

Real estate operating expenses in the current three months increased to $2,340,099 from $2,242,687 in the comparable 2008 three months primarily due to increases in rental expense and real estate taxes, partially offset by decreases in maintenance and utility costs.

Administrative and general expenses in the current three months decreased to $872,018 from $872,405 in the comparable 2008 three months primarily due to decreases in legal and professional costs, partially offset by increases in payroll costs.

Depreciation and amortization expense in the current three months increased to $414,529 from $405,092 in the comparable 2008 three months.

Interest expense and other expenses in the current three months exceeded investment income by $140,534 and by $268,324 in the comparable 2008 three months. The decrease in the excess of interest expense over investment income was due to the principal write-down of $99,976 due to the impairment of the Company's investment in Lehman Brothers Holdings Inc. preferred stock in the 2008 three month period and by scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,229,786 at October 31, 2009.

As part of the $12,000,000 multiple draw term loan, the bank agreed to finance the cost of two new elevators at the Company's Bond Street building in Brooklyn, New York. The amount financed was $850,000. In September 2009 and October 2009, the Company drew down the $850,000. (See Note 7(d) to the Condensed Consolidated Financial Statements). The total cost of the elevator project was $1,270,607 and was completed in August 2009.

A tenant who occupies 26,110 square feet of retail space at the Company's Jowein building in Brooklyn, New York, vacated the premises in October 2009. The annual loss in rental income will be approximately $400,000. The Company is actively seeking through brokers tenants to occupy the vacated space.

The leases with the Company's landlords at the Jowein building in Brooklyn, New York, expire on April 30, 2010. The Company is committed to return the premises in the condition the Company received it, taking into account normal wear and tear. At this time we are only able to estimate that the costs required to separate the building will range between $700,000 and $1,200,000. The loss in cash flow to the Company will be insignificant when compared to the fiscal 2009 cash flow.

On August 12, 2009, a tenant in our Bond Street building in Brooklyn, New York filed for Chapter 11 protection. This tenant is expected to account for 1.66% of our projected annual income for the year ending July 31, 2010. While we cannot ascertain what the effect of this filing will be on the Company, cash flows would be adversely affected by approximately $23,000 per month should the tenant reject the lease and vacate the premises.

In September 2009, the Company entered into a lease agreement with a drive-in restaurant at the Company's Massapequa premises. The drive-in restaurant intends to construct a new building. The tenant's occupancy is subject to it receiving the necessary building permits and licenses to construct the building and open for business within a reasonable time period. Rent is anticipated to commence in late 2010. This will replace the tenant that vacated the premises in April 2009. The rental income from this lease agreement will more than offset the rental income lost from the previous tenant.


Cash Flows From Operating Activities:

A tenant at the Company's Jowein building in Brooklyn, New York paid the rent in advance to the end of the lease term which is April 2010. The amount paid in advance as of October 31, 2009 was $178,840.

Cash Flows From Investing Activities:

The Company had expenditures of $161,069 in the three months ended October 31, 2009 for the construction of two new elevators. The total cost of the project was $1,270,607, of which $850,000 was financed by a bank. The project was completed in August 2009.

Cash Flows From Financing Activities:

Borrowing: The Company drew down an additional $850,000 on its multiple draw term loan to finance two new elevators at the Company's Bond Street building in Brooklyn, New York. (See Note 7(d) to the Condensed Consolidated Financial Statements.)

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2009, the Company had fixed-rate debt of $10,918,358 and variable-rate debt of $200,000. Because of the Jowein building, Brooklyn, New York loan (presently with a balance of $200,000), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $2,000 for this loan.

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

Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of October 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

   (a)  List of Exhibits:

                                                              Sequentially
    Exhibit                                                     Numbered
    Number                     Exhibit                           Page
    -------                    -------                        ------------

      (3) Articles of Incorporation and Bylaws.                   N/A
     (10) Material contracts.                                     N/A
     (11) Statement re computation of per share earnings          N/A
     (12) Statement re computation of ratios                      N/A
     (14) Code of ethics                                          N/A
     (15) Letter re unaudited interim financial information.      N/A
     (18) Letter re change in accounting principles.              N/A
     (19) Report furnished to security holders.                   N/A

     (31) Additional exhibits--Certifications Pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
          (31.1) Chief Executive Officer                          19
          (31.2) Chief Financial Officer                          20

     (32) Certification Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002, 18 U.S.C. Section. 1350.    21

   (b) Reports on Form 8-K - One report on Form 8-K was filed by the registrant during the three months ended October 31, 2009.

        Items reported:
          The Company reported its financial results for the three and twelve months ended July 31, 2009.
          Date of report filed - October 8, 2009.

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






                                                J.W. MAYS, Inc.
                                             --------------------------
                                                 (Registrant)




Date     December 9, 2009                      Lloyd J. Shulman
                                             --------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer




Date     December 9, 2009                      Mark S. Greenblatt
                                             --------------------------
                                               Mark S. Greenblatt
                                               Vice President
                                               Chief Financial Officer

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

Date:   December 9, 2009



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


Date:   December 9, 2009



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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2009 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


December 9, 2009



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