Form 10-Q
period 2010-01-31
MAYS J W INC
filed 2010-03-11
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 2010

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from ________________ to  ________________

                         Commission file number 1-3647

                                J.W. Mays, Inc.

            (Exact name of registrant as specified in its charter)


             New York                          11-1059070
     -------------------------------     -----------------------
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)       Identification No.)


  9 Bond Street,  Brooklyn,  New York          11201-5805
----------------------------------------       -----------
(Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code) 718-624-7400
                                                     ------------

                                Not Applicable
                              ------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes __X___      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No__X_.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__.

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.



        Class                                Outstanding at March 10, 2010
      ---------                              -----------------------------
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 21 pages.

                               J. W. MAYS,  INC.

                                     INDEX

                                                            Page No.





Part I  -   Financial Information:

       Condensed Consolidated Balance Sheets                     3

       Condensed Consolidated Statements of Income
         and Retained Earnings                                   4

       Condensed Consolidated Statements of Comprehensive Income 4

       Condensed Consolidated Statements of Cash Flows           5

       Notes to Condensed Consolidated Financial Statements      6 - 13

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                   13 - 16

       Controls and Procedures                                   16


Part II  -  Other Information                                    17

       Signatures                                                18

       (31) Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

            (31.1) - Chief Executive Officer                     19
            (31.2) - Chief Financial Officer                     20

       (32) Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

            18 U.S.C. Section 1350                               21

                       J.  W.  MAYS,  INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                     January 31         July 31
                             ASSETS                                     2010              2009
 ---------------------------------------------------------------  ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 7 and 8)                        $44,472,057      $45,037,497
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents                                           2,115,813          653,719
  Marketable securities (Note 5)                                        224,161           49,888
  Receivables                                                           159,734          268,501
  Income taxes refundable                                                72,937              -
  Deferred income taxes                                                 278,000          360,000
  Prepaid expenses                                                    1,354,269        1,974,478
  Security deposits                                                     213,754          257,108
                                                                   -------------    -------------
       Total current assets                                           4,418,668        3,563,694
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,416,771        3,348,869
  Less accumulated amortization                                       1,849,753        1,662,701
                                                                   -------------    -------------
       Net                                                            1,567,018        1,686,168
  Receivables                                                           180,667          181,467
  Security deposits                                                   1,100,470        1,136,404
  Unbilled receivables (Note 10)                                      2,193,402        2,476,588
  Marketable securities (Note 5)                                      1,711,718        1,625,552
                                                                   -------------    -------------
       Total other assets                                             6,753,275        7,106,179
                                                                   -------------    -------------

        TOTAL ASSETS                                                $55,644,000      $55,707,370
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 7)                           $9,274,600       $8,563,925
  Note payable - related party (Note 9)                                     -          1,000,000
  Security deposits payable                                             783,461          804,756
                                                                   -------------    -------------
       Total long-term debt                                          10,058,061       10,368,681
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,860,000        1,929,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       91,469           91,403
  Payroll and other accrued liabilities                               1,049,824        1,476,955
  Income taxes payable                                                      -            346,355
  Other taxes payable                                                     4,921            2,300
  Note Payable - related party (Note 9)                               1,000,000              -
  Current portion of mortgages payable (Note 7)                         607,966          949,603
  Current portion of security deposits payable                          213,754          257,108
                                                                   -------------    -------------
       Total current liabilities                                      2,967,934        3,123,724
                                                                   -------------    -------------

       Total liabilities                                             14,885,995       15,421,405
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized  (loss) on available for sale securities
     - net of deferred taxes (benefit) of $(1,000) at
     January 31, 2010 and $(30,000) at July 31, 2009                     (3,141)         (58,078)
  Retained earnings                                                  36,524,456       36,107,353
                                                                   -------------    -------------
                                                                     42,045,857       41,573,817
  Less common stock held in treasury, at cost - 162,517
    shares at January 31, 2010 and at July 31, 2009 (Note 13)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    40,758,005       40,285,965
                                                                   -------------    -------------

Contingencies (Note 15)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $55,644,000      $55,707,370
                                                                   =============    =============

See Notes to Condensed Consolidated Financial Statements.

                                    - 3-

                                    J.  W. MAYS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                  Three Months Ended             Six Months Ended
                                                                      January 31                    January 31
                                                            -----------------------------  ----------------------------
                                                                 2010           2009           2010          2009
                                                             -------------  -------------  -------------  -------------
                                                              (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Revenues
  Rental income (Notes 6 and 10)                                $4,172,484     $3,960,068     $8,283,867    $7,882,914
  Recovery of real estate taxes                                        -          536,827        114,251       536,827
                                                              -------------  -------------  ------------- -------------
      Total revenues                                             4,172,484      4,496,895      8,398,118     8,419,741
                                                              -------------  -------------  ------------- -------------

Expenses
  Real estate operating expenses                                 2,494,079      2,427,370      4,834,178     4,670,057
  Administrative and general expenses                              927,586      1,011,808      1,799,604     1,884,213
  Depreciation and amortization                                    414,669        404,406        829,198       809,498
                                                              -------------  -------------  ------------- -------------
       Total expenses                                            3,836,334      3,843,584      7,462,980     7,363,768
                                                              -------------  -------------  ------------- -------------

Income from operations before investment income,
  interest expense and income taxes                                336,150        653,311        935,138     1,055,973
                                                              -------------  -------------  ------------- -------------
Investment income and interest expense
  Investment income (Note 5)                                        31,291         36,267         56,411       (26,632)
  Interest expense (Notes 7, 9, and 12)                           (193,792)      (180,982)      (359,446)     (386,407)
                                                              -------------  -------------  ------------- -------------
                                                                  (162,501)      (144,715)      (303,035)     (413,039)
                                                              -------------  -------------  ------------- -------------

Income before income taxes                                         173,649        508,596        632,103       642,934
Income taxes provided                                               55,000        248,000        215,000       322,000
                                                              -------------  -------------  ------------- -------------
Net income                                                         118,649        260,596        417,103       320,934

Retained earnings, beginning of period                          36,405,807     35,411,605     36,107,353    35,351,267
                                                              -------------  -------------  ------------- -------------
Retained earnings, end of period                               $36,524,456    $35,672,201    $36,524,456    35,672,201
                                                              =============  =============  ============= =============

Income per common share (Note 2)                                      $.06           $.13           $.21          $.16
                                                              =============  =============  ============= =============

Dividends per share                                                   $ -            $ -            $ -           $ -
                                                              =============  =============  ============= =============

Average common shares outstanding                                2,015,780      2,015,780      2,015,780     2,015,780
                                                              -------------  -------------  ------------- -------------

See Notes to Condensed Consolidated Financial Statements.


                                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                    Three Months Ended            Six Months Ended
                                                                        January 31                    January 31
                                                             -------------- --------------  -------------- -------------
                                                                 2010           2009            2010          2009
                                                             -------------  -------------   -------------- ----------
                                                              (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)

Net Income                                                        $118,649       $260,596        $417,103      $320,934
                                                              -------------  -------------   ------------- -------------
Other comprehensive income, net of taxes (Note 3)

   Unrealized gain (loss) on available-for-sale securities:
       Net of taxes (benefit)  of $4,000 and $(31,000)
       for the three months ended January 31, 2010 and 2009,
       respectively, and $29,000 and $(148,000) for the six
       months ended January 31, 2010 and 2009, respectively.         5,498       (221,599)         54,937      (347,783)
   Reclassification adjustment                                           -              -               -        99,976
                                                              -------------  -------------   ------------- -------------
  Net change in comprehensive income                                 5,498       (221,599)         54,937      (247,807)
                                                              -------------  -------------   ------------- -------------
Comprehensive income                                              $124,147        $38,997        $472,040       $73,127
                                                              =============  =============   ============= =============

See Notes to Condensed Consolidated Financial Statements.

                                    - 4-

                                     J.  W.  MAYS,  INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Six Months Ended
                                                                    January 31
                                                         --------------------------------
                                                              2010             2009
                                                          -------------    -------------
                                                           (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
Net income                                                     $417,103         $320,934

Adjustments to reconcile net income to
  net cash provided by operating activities:
  Impairment of marketable securities                               -             99,976
  Depreciation and amortization                                 829,198          809,498
  Amortization of deferred charges                              187,052          232,711
  Other assets - deferred charges                               (67,902)             -
                       - unbilled receivables                   283,186          246,000
  Deferred income taxes                                         (16,000)        (114,000)
Changes in:
  Receivables                                                   109,567          (30,363)
  Real estate taxes refundable                                      -           (582,827)
  Income taxes refundable                                       (72,937)             -
  Prepaid expenses                                              620,209          282,668
  Accounts payable                                                   66          123,293
  Payroll and other accrued liabilities                        (427,131)        (340,925)
  Income taxes payable                                         (346,355)          81,919
  Other taxes payable                                             2,621            1,589
                                                           -------------    -------------
     Cash provided by operating activities                    1,518,677        1,130,473
                                                           -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                         (263,758)        (568,286)
  Security deposits                                              79,288              (60)
  Marketable Securities:
    Receipts from sales of maturities                            99,375              -
    Payments for purchases                                     (275,877)            (496)
                                                           -------------    -------------
       Cash (used) by investing activities                     (360,972)        (568,842)
                                                           -------------    -------------

Cash Flows From Financing Activities:
  Increase (decrease) - security deposits                       (64,649)           4,699
  Borrowings - mortgage and other debt                          850,000              -
  Decrease - mortgage and other debt payments                  (480,962)        (812,657)
                                                           -------------    -------------
      Cash provided (used) by financing activities              304,389         (807,958)
                                                           -------------    -------------

Increase (decrease) in cash and cash equivalents              1,462,094         (246,327)

Cash and cash equivalents at beginning of period                653,719        1,475,390
                                                           -------------    -------------

Cash and cash equivalents at end of period                   $2,115,813       $1,229,063
                                                           =============    =============

See Notes to Condensed Consolidated Financial Statements.

                                    - 5-

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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the six months ended January 31, 2010 and January 31, 2009.

3. Comprehensive Income:

   FASB ASC 220-10 (formerly known as SFAS No. 130), "Reporting Comprehensive Income", establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. Comprehensive income is defined to include all changes in equity except those resulting from investments by and distributions to shareholders.

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

5. Marketable Securities:

   The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities (which is considered a Level 1 valuation) with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the six months ended January 31, 2010 and January 31, 2009. The implementation of ASC 810-10 (formerly FASB 157), Fair Value Measurements, had no impact on the presentation of marketable securities in the Company's financial statements. The Company does not have any assets valued using Level 2 or 3 valuation methods. During 2009, the Company adopted ASC 320-10-65, Transition Related to FSB FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("ASC 320-10-65"). The implementation of ASC 320-10-65 did not have an impact on the Company's financial statements.


As of January 31, 2010, the Company's marketable securities were classified as follows:

                                             January 31, 2010                                      July 31, 2009
                          ---------------------------------------------------   --------------------------------------------------
                                           Gross         Gross                                   Gross        Gross
                                        Unrealized    Unrealized      Fair                    Unrealized   Unrealized      Fair
                              Cost         Gains        Losses        Value         Cost         Gains       Losses        Value
                          -----------   -----------  -----------  -----------   -----------  -----------  -----------  -----------
Current:
Held-to-maturity:
  Certificate of deposit      $49,990        $ -          $ -        $49,990       $49,888        $ -          $ -        $49,888
  Corporate Debt
    Securities                174,171        2,236          221      176,186           -            -            -            -
                          ------------  -----------  -----------  -----------   -----------  -----------  -----------  -----------
                             $224,161       $2,236         $221     $226,176       $49,888        $ -          $ -        $49,888
                          ============  ===========  ===========  ===========   ===========  ===========  ===========  ===========
Noncurrent:
Available-for-sale:
  Equity securities        $1,410,252      $61,608      $65,749   $1,406,111    $1,410,252      $52,810     $140,888   $1,322,174
                          ============  ===========  ===========  ===========   ===========  ===========  ===========  ===========

Held-to-Maturity:
  Corporate Debt
    Securities               $305,607      $11,423         $698     $316,332      $303,378        $ -         $4,173     $299,205
                          ============  ===========  ===========  ===========   ===========  ===========  ===========  ===========

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at January 31, 2010, are as follows.  These investment securities are considered to be temporarily impaired because, if held to maturity, the Company should not incur any losses  All of our investments in corporate debt securities mature in the 1-5 year time frame.

                                                               Less Than      More Than
                                               Fair Value      12 Months      12 Months
                                              -------------  -------------  -------------
Corporate Equity Securities                      $1,406,111            $ -        $65,749
Corporate Debt Securities                           492,518            919              -
                                               -------------  -------------  -------------
                                                 $1,898,629           $919        $65,749
                                               =============  =============  =============

Investment income consists of the following:

                                                     Three Months Ended                  Six Months Ended
                                                        January 31                          January 31
                                             ------------------------------      ------------------------------
                                                  2010           2009                 2010           2009
                                              -------------  -------------        -------------  -------------
Interest income                                      $8,547         $4,129              $12,736        $10,456
Dividend income                                      22,744         32,138               43,675         62,888
(Loss) on writedown or
   impairment of securities                             -              -                    -          (99,976)
                                               -------------  -------------        -------------  -------------
     Total                                          $31,291        $36,267              $56,411       $(26,632)
                                               =============  =============        =============  =============

                                    - 8-

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

   The Company derives rental income from fifty-five tenants, of which one tenant accounted for 15.69% and another tenant accounted for 15.32% of rental income during the six months ended January 31, 2010. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has three irrevocable Letters of Credit totaling $367,500 at January 31, 2010 and July 31, 2009, provided by three tenants.

7. Long-Term Debt - Mortgages and Term Loan:

                                                                    January 31, 2010                   July 31, 2009
                                                            --------------------------------  ---------------------------------
                                        Current
                                        Annual    Final             Due             Due               Due              Due
                                       Interest  Payment           Within          After             Within           After
                                         Rate      Date           One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        6%  4/01/12           $67,785      $1,120,987           $65,786       $1,155,387
  Jamaica, New York property       (b)     6.81% 10/01/11           133,343       2,184,691           128,856        2,251,859
  Fishkill, New York property      (c,d)   6.98%  2/18/15            37,777       1,693,980            62,453        1,691,509
  Bond St. building, Brooklyn, NY  (d)     6.98%  2/18/15            95,335       4,274,942           127,202        3,445,170
  Term-loan payable to bank        (e)     6.50%  5/01/10           133,726               -           325,306                -
  Jowein building, Brooklyn, NY    (f)  Variable  8/01/10           140,000               -           240,000           20,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $607,966      $9,274,600          $949,603       $8,563,925
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

(d) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan will also finance $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The Company had three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property, which matured on July 1, 2004 (the "First Permanent Loan")(see Note 7(c)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two
    (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two (42) month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan was for the new elevators at the Company's Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. In the six (6) months ended January 31, 2010, the Company has drawn down the $850,000.

(e) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan is a multiple draw loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum. Interest paid for the six (6) months ended January 31, 2010 and 2009 was $6,957 and $19,047, respectively.

(f) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan was used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York.
    The loan is secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum. The interest rate at January 31, 2010 was 4.25% per annum. 8. Property and Equipment - at cost:

                                    -10-

                                                   January 31         July 31
                                                      2010             2009
                                                ---------------  ---------------
Property:
  Buildings and improvements                       $64,504,941      $63,145,461
  Improvements  to  leased  property                 9,154,777        9,154,777
  Land                                               6,067,805        6,067,805
  Construction in progress                                 -          1,109,538
                                                  -------------    -------------
                                                    79,727,523       79,477,581
  Less accumulated depreciation                     35,451,025       34,646,428
                                                  -------------    -------------
     Property - net                                 44,276,498       44,831,153
                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                               533,341          519,525
  Other fixed assets                                   245,387          245,387
                                                  -------------    -------------
                                                       778,728          764,912
  Less accumulated depreciation                        583,169          558,568
                                                  -------------    -------------
  Fixtures and equipment and other - net               195,559          206,344
                                                  -------------    -------------

        Property and equipment - net               $44,472,057      $45,037,497
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

10.Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

11.Employees' Retirement Plan:

     The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan were $5,959 and $10,609 for the three and six months ended January 31, 2010, respectively, and $5,566 and $9,593 as contributions to the Pension Plan for the three and six months ended January 31, 2009, respectively. The Company also contributes to union sponsored health benefit plans.

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $78,590 and $157,501 as contributions to the Plan for the three and six months ended January 31, 2010, respectively, and $77,000 and $152,000 as contributions to the Plan for the three and six months ended January 31, 2009, respectively.

12.Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.


Supplemental disclosure:                            Six Months Ended
                                                       January 31
                                              ----------------------------
                                                   2010           2009
                                              -------------  -------------
Interest paid, net of capitalized interest
  of $569 (2010) and $38,299 (2009)               $356,838       $392,027

Income taxes paid                                 $502,162       $354,078


13.Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2010 and at July 31, 2009.

14.Related Party Transactions:

     In the six (6) months ended January 31, 2010 and 2009, Holland & Knight LLP, a law firm in which Lance D. Myers, a member of our Board of Directors, is a partner, performed legal services for us for which it was paid $127,794 and $208,499, respectively.

15.Contingencies:

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

     If the lease is not renewed prior to expiration, the Company shall surrender the premises in accordance with the terms of the lease. At this time the Company estimates this cost at a range between $1,600,000 and $1,800,000.

16.Subsequent events:

     The Company evaluated events occurring between the end of its most recent quarter and March 10, 2010, the date the financial statements were issued.


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

Results of Operations:

Three Months Ended January 31, 2010 Compared to the Three Months Ended January 31, 2009:

In the three months ended January 31, 2010, the Company reported net income of $118,649, or $.06 per share. In the comparable three months ended January 31, 2009, the Company reported net income of $260,596, or $.13 per share.

Revenues in the current three months decreased to $4,172,484 from $4,496,895 in the comparable 2009 three months. The decrease in revenues was due to a larger real estate tax refund in the 2009 year (see below) and a tenant vacating the Company's Jowein building in Brooklyn, New York, offset by the Company's leasing to one additional tenant at the Company's Brooklyn, New York, 9 Bond Street property.

There was no recovery of real estate taxes in the current three months. The comparable 2009 year had a recovery of real estate taxes, net of legal expenses in the amount of $536,827.

Real estate operating expenses in the current three months increased to $2,494,079 from $2,427,370 in the comparable 2009 three months primarily due to increases in rental expense and real estate taxes, partially offset by decreases in maintenance, payroll and insurance costs.

Administrative and general expenses in the current three months decreased to $927,586 from $1,011,808 in the comparable 2009 three months primarily due to decreases in legal and professional and insurance costs, partially offset by increases in payroll costs.

Depreciation and amortization expense in the current three months increased to $414,669 from $404,406 in the comparable 2009 three months.

Interest expense in the current three months exceeded investment income by $162,501 and by $144,715 in the comparable 2009 three months. The increase in the excess of interest expense over investment income was due primarily to additional interest expense on the additional elevator loan, offset by scheduled repayments of debt.

Six Months Ended January 31, 2010 Compared to the Six Months Ended January 31, 2009:

In the six months ended January 31, 2010, the Company reported net income of $417,103, or $.21 per share. In the comparable six months ended January 31, 2009, the Company reported net income of $320,934, or $.16 per share.

Revenues in the current six months decreased to $8,398,118 from $8,419,741 in the comparable 2009 six months. The decrease in revenues was due to a larger real estate tax refund in the 2009 year (see below) and a tenant vacating the Company's Jowein building in Brooklyn, New York, offset by the Company's leasing to one additional tenant at the Company's Brooklyn, New York, 9 Bond Street property.

The recovery of real estate taxes in the current six months in the amount of $114,251, net of legal expenses, represents prior years' real estate taxes from one of the Company's properties. The comparable 2009 year had a recovery of real estate taxes, net of legal expenses in the amount of $536,827.

Real estate operating expenses in the current six months increased to $4,834,178 from $4,670,057 in the comparable 2009 six months primarily due to increases in rental expense and real estate taxes, partially offset by decreases in maintenance and utility costs.

Administrative and general expenses in the current six months decreased to $1,799,604 from $1,884,213 in the comparable 2009 six months primarily due to decreases in legal and professional and insurance costs, partially offset by increases in payroll costs.

Depreciation and amortization expense in the current six months increased to $829,198 from $809,498 in the comparable 2009 six months.

Interest expense and other expenses in the current six months exceeded investment income by $303,035 and by $413,039 in the comparable 2009 six months. The decrease in the excess of interest expense over investment income was due to the principal write-down of $99,976 due to the impairment of the Company's investment in Lehman Brothers Holdings Inc. preferred stock in the 2009 six month period and by scheduled repayments of debt, partially offset by additional interest expense on the additional elevator loan.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,115,813 at January 31, 2010.

As part of the $12,000,000 multiple draw term loan, the bank agreed to finance the cost of two new elevators at the Company's Bond Street building in Brooklyn, New York. The amount financed was $850,000. In September and October 2009, the Company drew down the $850,000. (See Note 7(d) to the Condensed Consolidated Financial Statements). The total cost of the elevator project was $1,270,607 and was completed in August 2009.

A tenant who occupies 26,110 square feet of retail space at the Company's Jowein building in Brooklyn, New York, vacated the premises in October 2009. The annual loss in rental income will be approximately $400,000. The Company is actively seeking through brokers tenants to occupy the vacated space.

The leases with the Company's landlords at the Jowein building in Brooklyn, New York, expire on April 30, 2010. The Company is committed to return the premises in the condition the Company received it, taking into account normal wear and tear. At this time we are only able to estimate that the costs required to separate the building will range between $1,600,000 and $1,800,000. The loss in cash flow to the Company will be insignificant when compared to the fiscal 2009 cash flow.

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


Cash Flows From Operating Activities:

A tenant at the Company's Jowein building in Brooklyn, New York paid the rent in advance to the end of the lease term which is April 2010. The amount paid in advance as of January 31, 2010 was $89,416.

Cash Flows From Investing Activities:

The Company had expenditures of $161,069 in the six months ended January 31, 2010 for the construction of two new elevators. The total cost of the project was $1,270,607, of which $850,000 was financed by a bank. The project was completed in August 2009.

Cash Flows From Financing Activities:

Borrowing: The Company drew down an additional $850,000 on its multiple draw term loan to finance two new elevators at the Company's Bond Street building in Brooklyn, New York. (See Note 7(d) to the Condensed Consolidated Financial Statements.)

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2010, the Company had fixed-rate debt of $10,742,566 and variable-rate debt of $140,000. Because of the Jowein building, Brooklyn, New York loan (presently with a balance of $140,000), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $1,400 for this loan.

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the securities industry. These include statements regarding our expectations about revenues, our liquidity, our expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

 . changes in the rate of economic growth in the United States;

 . the ability to obtain credit from financial institutions and at what costs;

 . changes in the financial condition of our customers;

 . changes in regulatory environment;

 . lease cancellations;

 . changes in our estimates of costs;

 . war and/or terrorist attacks on facilities where services are or may be provided;

 . outcomes of pending and future litigation;

 . increasing competition by other companies;

 . compliance with our loan covenants;

 . recoverability of claims against our customers and others by us and claims by third parties against us; and

 . changes in estimates used in our critical accounting policies.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any additional disclosures we make in proxy statements, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of January 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

   (a)  List of Exhibits:

                                                             Sequentially
    Exhibit                                                     Numbered
    Number                     Exhibit                            Page
    -------                   --------                       ------------

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
          (31.1) Chief Executive Officer                          19
          (31.2) Chief Financial Officer                          20

     (32) Certification Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002, 18 U.S.C. Section 1350.              21


   (b) Reports on Form 8-K - One report on Form 8-K was filed by the registrant during the three months ended January 31, 2010.

        Items reported:

          The Company reported its financial results for the three months ended October 31, 2009.
          Date of report filed - December 10, 2009.

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





                                           J.W. MAYS, Inc.
                                           ---------------
                                            (Registrant)






Date     March 10, 2010                     Lloyd J. Shulman
                                           -------------------
                                            Lloyd J. Shulman
                                            President
                                            Chief Executive Officer





Date     March 10, 2010                     Mark S. Greenblatt
                                           -------------------
                                            Mark S. Greenblatt
                                            Vice President
                                            Chief Financial Officer

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



Date:   March 10, 2010



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



Date:   March 10, 2010



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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2010 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



March 10, 2010


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