Form 10-Q
period 2010-04-30
MAYS J W INC
filed 2010-06-10
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2010

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



        Class                                Outstanding at June 9, 2010
      ---------                              -----------------------------
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 24 pages.
                                    - 1-

                               J. W. MAYS,  INC.

                                     INDEX





                                                            Page No.

Part I  -   Financial Information:

       Condensed Consolidated Balance Sheets                     3

       Condensed Consolidated Statements of Income
         and Retained Earnings                                   4

       Condensed Consolidated Statements of Comprehensive Income 5

       Condensed Consolidated Statements of Cash Flows           6

       Notes to Condensed Consolidated Financial Statements      7 - 15

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                   15 - 19

       Controls and Procedures                                   19


Part II  -  Other Information                                    20

       Signatures                                                21

       (31) Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

            (31.1) - Chief Executive Officer                     22
            (31.2) - Chief Financial Officer                     23

       (32) Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002
            18 U.S.C. Section 1350                               24

                       J. W. MAYS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                      April 30          July 31
                  ASSETS                                                2010              2009
 ---------------------------------------------------------------  ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 6, 9 and 10)                    $44,957,999      $45,037,497
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents (Note 8)                                  2,914,886          653,719
  Marketable securities (Notes 7 and 8)                                 401,629           49,888
  Receivables                                                           220,544          268,501
  Real estate taxes refundable                                          129,172              -
  Income taxes refundable                                               396,315              -
  Deferred income taxes                                                 265,000          360,000
  Prepaid expenses                                                      609,406        1,974,478
  Security deposits                                                     294,711          257,108
                                                                   -------------    -------------
       Total current assets                                           5,231,663        3,563,694
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,519,877        3,348,869
  Less accumulated amortization                                       1,956,933        1,662,701
                                                                   -------------    -------------
       Net                                                            1,562,944        1,686,168
  Receivables                                                           180,267          181,467
  Security deposits                                                     935,753        1,136,404
  Unbilled receivables (Note 12)                                      2,023,963        2,476,588
  Marketable securities (Notes 7 and 8)                               1,911,133        1,625,552
                                                                   -------------    -------------
       Total other assets                                             6,614,060        7,106,179
                                                                   -------------    -------------

            TOTAL ASSETS                                            $56,803,722      $55,707,370
                                                                   =============    =============

       LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 9)                           $9,185,533       $8,563,925
  Note Payable - related party (Note 11)                                    -          1,000,000
  Security deposits payable                                             613,035          804,756
                                                                   -------------    -------------
       Total long-term debt                                           9,798,568       10,368,681
                                                                   -------------    -------------

Deferred Income Taxes                                                 2,000,000        1,929,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                       82,651           91,403
  Payroll and other accrued liabilities                               2,285,101        1,476,955
  Income taxes payable                                                      -            346,355
  Other taxes payable                                                     6,712            2,300
  Note Payable - related party (Note 11)                              1,000,000              -
  Current portion of mortgages payable (Note 9)                         455,432          949,603
  Current portion of security deposits payable                          303,116          257,108
                                                                   -------------    -------------
       Total current liabilities                                      4,133,012        3,123,724
                                                                   -------------    -------------

           TOTAL LIABILITIES                                         15,931,580       15,421,405
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain (loss) on available-for-sale securities
     - net of deferred taxes (benefit) of
     $33,000 at April 30, 2010 and $(30,000) at July 31, 2009            64,568          (58,078)
  Retained earnings                                                  36,570,884       36,107,353
                                                                   -------------    -------------
                                                                     42,159,994       41,573,817
  Less common stock held in treasury, at cost - 162,517
    shares at April 30, 2010 and at July 31, 2009 (Note 15)           1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    40,872,142       40,285,965
                                                                   -------------    -------------

Contingencies (Note 17)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $56,803,722      $55,707,370
                                                                   =============    =============

See Notes to Condensed Consolidated Financial Statements.


                                    - 3-

                                 J.  W. MAYS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                  Three Months Ended             Nine Months Ended
                                                                        April 30                      April 30
                                                            ------------------------------ ----------------------------
                                                                  2010           2009            2010            2009
                                                             -------------  -------------   -------------  -------------
                                                              (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)

Revenues
  Rental income (Notes 8 and 12)                                $3,634,445     $3,500,459     $10,898,268   $10,274,402
  Recovery of real estate taxes                                    129,172          9,591         243,423       546,418
  Loss on disposition of fixed assets                                  -           (5,184)            -          (5,184)
                                                              -------------  -------------   -------------  ------------
      Total revenues                                             3,763,617      3,504,866      11,141,691    10,815,636
                                                              -------------  -------------   -------------  ------------

Expenses
  Real estate operating expenses                                 1,834,040      1,832,968       5,697,140     5,532,078
  Administrative and general expenses                              998,933        802,000       2,798,537     2,686,213
  Depreciation and amortization                                    395,799        369,944       1,145,797     1,113,442
                                                              -------------  -------------   -------------  ------------
       Total expenses                                            3,228,772      3,004,912       9,641,474     9,331,733
                                                              -------------  -------------   -------------  ------------

Income from continuing operations before investment income,
  interest expense and income taxes                                534,845        499,954       1,500,217     1,483,903
                                                              -------------  -------------   -------------  ------------
Investment income and interest expense:
  Investment income (Note 7)                                        31,215         32,240          87,626         5,608
  Interest expense (Notes 9, 11, and 14)                          (181,606)      (179,525)       (541,052)     (565,932)
                                                              -------------  -------------   -------------  ------------
                                                                  (150,391)      (147,285)       (453,426)     (560,324)
                                                              -------------  -------------   -------------  ------------

Income from continuing operations before income taxes              384,454        352,669       1,046,791       923,579
Income taxes provided                                              323,000         35,000         546,000       325,000
                                                              -------------  -------------   -------------  ------------
Net income from continuing operations                               61,454        317,669         500,791       598,579
Discontinued operations (Note 6)
Income (loss) from discontinued operations - net of taxes          (15,026)        25,982         (37,260)       66,006
                                                              -------------  -------------   -------------  ------------
Net income                                                          46,428        343,651         463,531       664,585

Retained earnings, beginning of period                          36,524,456     35,672,201      36,107,353    35,351,267
                                                              -------------  -------------   -------------  ------------
Retained earnings, end of period                               $36,570,884    $36,015,852     $36,570,884   $36,015,852
                                                              =============  =============   =============  ============

Income per common share (Note 2):
  Income from continuing operations                                   $.03           $.16            $.25          $.30
  Income (loss) from discontinued operations                          (.01)           .01            (.02)          .03
                                                              -------------  -------------   -------------  ------------
     Net income                                                       $.02           $.17            $.23          $.33
                                                              =============  =============   =============  ============

Dividends per share                                                   $-             $-              $-            $-
                                                              =============  =============   =============  ============

Average common shares outstanding                                2,015,780      2,015,780       2,015,780     2,015,780
                                                              -------------  -------------   -------------  ------------


See Notes to Condensed Consolidated Financial Statements.

                                    - 4-


                            J. W. MAYS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   Three Months Ended             Nine Months Ended
                                                                        April 30                       April 30
                                                             -------------- --------------- -------------- --------------
                                                                   2010           2009            2010          2009
                                                             -------------  -------------   -------------  -------------
                                                               (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Net Income                                                         $46,428       $343,651        $463,531       $664,585
                                                              -------------  -------------   -------------  -------------

Other comprehensive income, net of taxes (Note 3)

   Unrealized gain (loss) on available-for-sale securities:
     Net of taxes (benefit)  of $34,000 and $22,000 for the
     three months ended April 30, 2010 and 2009, respectively,
     and $63,000 and $(126,000) for the nine months
     ended April 30, 2010 and 2009, respectively.                   67,709        102,704         122,646       (245,079)

   Reclassification adjustment                                           -              -               -         99,976
                                                              -------------  -------------   -------------  -------------

  Net change in comprehensive income                                67,709        102,704         122,646       (145,103)
                                                              -------------  -------------   -------------  -------------

Comprehensive income                                              $114,137       $446,355        $586,177       $519,482
                                                              =============  =============   =============  =============


See Notes to Condensed Consolidated Financial Statements.

                                    - 5-

                       J. W. MAYS,  INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                             April 30
                                                                 --------------------------------
                                                                      2010             2009
                                                                  -------------    -------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
  Income from continuing operations                                    $500,791         $598,579
  Income (loss) from discontinued operations - net of taxes             (37,260)          66,006
                                                                   -------------    -------------
Net income                                                              463,531          664,585

Adjustments to reconcile net income to
  net cash provided by operating activities:
  Gain on nonmonetary exchange of fixed assets                         (900,000)             -
  Loss on disposition of fixed assets                                       -              5,184
  Impairment of marketable securities                                       -             99,976
  Depreciation and amortization                                       1,243,256        1,212,442
  Amortization of deferred charges                                      294,232          324,198
  Other assets - deferred charges                                      (171,008)             -
                       - unbilled receivables                           452,625          315,000
  Deferred income taxes                                                 103,000         (114,000)
Changes in:
  Receivables                                                            49,157         (140,420)
  Real estate taxes refundable                                         (129,172)             -
  Income taxes refundable                                              (396,315)             -
  Prepaid expenses                                                    1,365,072        1,082,854
  Accounts payable                                                       (8,752)          54,977
  Payroll and other accrued liabilities                                 808,146         (605,245)
  Income taxes payable                                                 (346,355)          (2,358)
  Other taxes payable                                                     4,412            4,107
                                                                   -------------    -------------
     Cash provided by operating activities                            2,831,829        2,901,300
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (263,758)        (816,751)
  Security deposits                                                     163,048             (242)
  Marketable Securities:
    Receipts from sales of maturities                                   100,000              -
    Payments for purchases                                             (551,676)            (678)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (552,386)        (817,671)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  Increase (decrease) - security deposits                              (145,713)           4,881
  Borrowings - mortgage and other debt                                  850,000              -
  (Decrease) - mortgage and other debt payments                        (722,563)      (1,821,688)
                                                                   -------------    -------------
      Cash  (used) by financing activities                              (18,276)      (1,816,807)
                                                                   -------------    -------------

Increase in cash and cash equivalents                                 2,261,167          266,822

Cash and cash equivalents at beginning of period                        653,719        1,475,390
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $2,914,886       $1,742,212
                                                                   =============    =============

See Notes to Condensed Consolidated Financial Statements.

                                    - 6-

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

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the nine months ended April 30, 2010 and April 30, 2009.

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

4. Nonmonetary Asset Exchanges:

   In connection with the lease termination and settlement, the Company transferred title to 484 Fulton Street, Brooklyn, New York and in return received title to 14 Hanover Place, Brooklyn, New York.

   These transactions are recorded at the appraised values of the buildings transferred and received. The appraised values of the two properties were not derived from a negotiation between parties as to the actual purchase and sale prices for such properties since no such negotiation took place. The exchange was accounted for under ASC Topic 805 "Exchanges of Nonmonetary Assets an amendment of APB Opinion No 29".

5. New Accounting Pronouncements:

   In July 2009, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" - a replacement of FASB Statement No. 162, which was titled "The Hierarchy of Generally Accepted Accounting Principles" (the "Codification"). The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Although the adoption of the Statement did not materially affect our financial statements, the references to accounting literature within the Notes to the Condensed Consolidated Financial Statements and elsewhere in this report conform to the Codification.

6. Discontinued Operations:

   The Company's lease with its landlords at the Jowein building in Brooklyn, New York expired on April 30, 2010. The Company returned the premises in "as is" condition and the Company will have no obligation to correct, cure or take any action relating to repairing such premises other than the cure of certain existing violations.

   As part of the settlement the Company paid to the landlords' successor ("490 Owner") $1,000,000. The Company also transferred to 490 Owner title to 484 Fulton Street, Brooklyn, New York subject to the existing tenancy (with an appraised value of $4,490,000) and 490 Owner has caused title to 14 Hanover Place, Brooklyn, New York to be transferred to the Company (with an appraised value of $900,000). The appraised values of the two buildings were based upon a review of "comparables" (other properties which are believed by the appraisers to be similar to the properties subject to the appraisals). The appraised values of the two properties were not derived from a negotiation between the parties as to the actual purchase and sale prices for such properties since no such negotiation took place. Nor were such appraised values derived using other valuation methods, such as the net present value from cash flows. Accordingly, these appraised values are merely estimated values of the properties The exchange was accounted for under ASC Topic 805 "Exchanges of Nonmonetary Assets an amendment of APB Opinion No 29".

   The Condensed Consolidated Statements of Income and Retained Earnings have been reclassified to show discontinued operations as a line item. The Components are as follows:


                                                    Three Months Ended            Nine Months Ended
                                                         April 30                      April 30
                                            --------------------------------  ------------------------
                                                  2010            2009            2010        2009
                                             --------------  --------------    ----------  ----------
                                              (Unaudited)     (Unaudited)      (Unaudited) (Unaudited)
    Revenues
      Rental income                                $417,538        $567,085    $1,437,582  $1,676,056
      Fair value adjustment
        nonmonetary exchange                      4,490,000             -       4,490,000         -
                                              --------------  --------------    ----------  ----------
        Total                                     4,907,538         567,085     5,927,582   1,676,056
                                              --------------  --------------    ----------  ----------

    Expenses
      Real estate operating expenses                518,444         505,103     1,489,522   1,476,050
      Lease termination expenses                  4,731,861             -       4,731,861         -
      Depreciation and amortization                  18,259          33,000        97,459      99,000
                                              --------------  --------------    ----------  ----------
        Total                                     5,268,564         538,103     6,318,842   1,575,050
                                              --------------  --------------    ----------  ----------

    Income (loss) from operations                  (361,026)         28,982      (391,260)    101,006
    Income tax (benefit)                           (346,000)          3,000      (354,000)     35,000
                                              --------------  --------------    ----------  ----------
    Net income (loss) from discontinued
      operations - net of taxes                    $(15,026)        $25,982      $(37,260)    $66,006
                                              --------------  --------------    ----------  ----------

      7.  Marketable Securities:

   The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities (which is considered a Level 1 valuation) with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the nine months ended April 30, 2010 and April 30, 2009. The implementation of ASC 810-10 (formerly FASB 157), Fair Value Measurements, had no impact on the presentation of marketable securities in the Company's financial statements. The Company does not have any assets valued using Level 2 or 3 valuation methods. During 2009, the Company adopted ASC 320-10-65, Transition Related to FSB FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("ASC 320-10-65"). The implementation of ASC 320-10-65 did not have an impact on the Company's financial statements.

As of April 30, 2010, the Company's marketable securities were classified as follows:

                                                  April 30, 2010                                  July 31, 2009
                                -----------------------------------------------  -----------------------------------------------
                                                Gross      Gross                                 Gross      Gross
                                             Unrealized Unrealized      Fair                  Unrealized Unrealized     Fair
                                     Cost       Gains     Losses        Value          Cost      Gains     Losses       Value
                                ------------ ---------- ---------- ------------  ------------ ---------- ---------- ------------
Current:

Held-to-maturity:

  Certificate of deposit            $50,013       $-         $-        $50,013       $49,888       $-         $-        $49,888
  Corporate debt
    securities                      351,616      4,692        200      356,108           -          -          -            -
                                ------------ ---------- ---------- ------------  ------------ ---------- ---------- ------------
                                   $401,629     $4,692       $200     $406,121       $49,888       $-         $-        $49,888
                                ============ ========== ========== ============  ============ ========== ========== ============
Noncurrent:
Available-for-sale:
  Mutual funds                     $200,000       $650       $-       $200,650          $-         $-         $-           $-
  Equity securities               1,410,252    140,438     43,520    1,507,170     1,410,252     52,810    140,888    1,322,174
                                ------------ ---------- ---------- ------------  ------------ ---------- ---------- ------------
                                 $1,610,252   $141,088    $43,520   $1,707,820    $1,410,252    $52,810   $140,888   $1,322,174
                                ============ ========== ========== ============  ============ ========== ========== ============

Held-to-maturity:
  Corporate debt
    securities                     $203,313    $10,941       $-       $214,254      $303,378       $-       $4,173     $299,205
                                ============ ========== ========== ============  ============ ========== ========== ============

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at April 30, 2010, are as follows.
All of our investments in corporate debt securities mature in the 1-5 year time frame.

                                                                Less Than      More Than
                                                Fair Value      12 Months      12 Months
                                              -------------  -------------  -------------
Mutual funds                                       $200,650           $-             $-
Corporate equity securities                       1,507,170            480         43,040
Corporate debt securities                           570,362            200            -
                                               -------------  -------------  -------------
                                                 $2,278,182           $680        $43,040
                                               =============  =============  =============

Investment income consists of the following:

                                                   Three Months Ended                 Nine Months Ended
                                                        April 30                           April 30
                                             ------------------------------    ------------------------------
                                                     2010           2009               2010           2009
                                              -------------  -------------      -------------  -------------
Interest income                                      $8,471           $103            $21,207        $10,559
Dividend income                                      22,744         32,137             66,419         95,025
(Loss) on writedown or
   impairment of securities                             -              -                  -          (99,976)
                                               -------------  -------------      -------------  -------------
     Total                                          $31,215        $32,240            $87,626         $5,608
                                               =============  =============      =============  =============


                                    -10-

8. Financial Instruments and Credit Risk Concentrations:

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

   The Company derives rental income from fifty-five tenants, of which one tenant accounted for 15.78% and another tenant accounted for 15.49% of rental income during the nine months ended April 30, 2010. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $297,500 at April 30, 2010 and three irrevocable Letters of Credit totaling $367,500 at July 31, 2009, provided by three tenants.

9. Long-Term Debt - Mortgages and Term Loan:

                                                                     April 30, 2010                    July 31, 2009
                                                            --------------------------------  ---------------------------------
                                         Current
                                         Annual    Final            Due             Due               Due              Due
                                        Interest  Payment          Within          After             Within           After
                                          Rate      Date          One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        6%  4/01/12           $68,807      $1,103,397           $65,786       $1,155,387
  Jamaica, New York property       (b)     6.81% 10/01/11           135,595       2,149,417           128,856        2,251,859
  Fishkill, New York property      (c,d)   6.98%  2/18/15            38,440       1,683,706            62,453        1,691,509
  Bond St. building, Brooklyn, NY  (d)     6.98%  2/18/15            97,008       4,249,013           127,202        3,445,170
  Term-loan payable to bank        (e)     6.50%  5/01/10            35,582               -           325,306                -
  Jowein building, Brooklyn, NY    (f)  Variable  8/01/10            80,000               -           240,000           20,000
                                                              --------------  --------------    --------------  ---------------
       Total                                                       $455,432      $9,185,533          $949,603       $8,563,925
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

(c) On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 9(d) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(d) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties. The loan will also finance $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The Company had three and one-half years to draw down amounts under this loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property, which matured on July 1, 2004 (the "First Permanent Loan")(see Note 9(c)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). The loan is structured in two phases: 1) a forty-two
   (42) month loan with payments of interest only at the floating one-month LIBOR rate plus 2.25% per annum, but not less than 3.40%; and 2) after the forty-two (42) month period, the loan would convert to a seven-year (7) permanent mortgage loan on a seventeen (17) year level amortization, plus interest, at the option of the Company. The interest rate on the permanent loan would be at a fixed rate equal to the Federal Home Loan Bank of New York's seven-year (7) fixed interest rate plus 2.25% per annum at the time of conversion. As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan was for the new elevators at the Company's Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. In the nine (9) months ended April 30, 2010, the Company has drawn down the $850,000.

(e) On February 18, 2005, the Company secured financing in the amount of $1,700,000, from a bank whose president is a director of the Company. The loan is a multiple draw loan, for a period of five (5) years, and is self-amortizing, at an interest rate of 6.50% per annum. Interest paid for the nine (9) months ended April 30, 2010 and 2009 was $8,068 and $26,352, respectively. The loan has been paid in full as of May 1, 2010.

(f) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan was used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York.
   The loan is secured by the assignment of lease of 15,000 square feet. The loan is for a period of five (5) years and is self-amortizing, at a floating interest rate of prime plus 1.00% per annum. The interest rate at April 30, 2010 was 4.25% per annum. 10. Property and Equipment - at cost:
                                    -12-

                                                                     April 30          July 31
                                                                       2010             2009
                                                                ---------------  ---------------
Property:
  Buildings and improvements                                       $65,404,941      $63,145,461
  Improvements  to  leased  property                                 3,445,698        9,154,777
  Land                                                               6,067,805        6,067,805
  Construction in progress                                                 -          1,109,538
                                                                  -------------    -------------
                                                                    74,918,444       79,477,581
  Less accumulated depreciation                                     30,143,705       34,646,428
                                                                  -------------    -------------
     Property - net                                                 44,774,739       44,831,153
                                                                  -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                               533,341          519,525
  Other fixed assets                                                   245,387          245,387
                                                                  -------------    -------------
                                                                       778,728          764,912
  Less accumulated depreciation                                        595,468          558,568
                                                                  -------------    -------------
  Fixtures and equipment and other - net                               183,260          206,344
                                                                  -------------    -------------

        Property and equipment - net                               $44,957,999      $45,037,497
                                                                  =============    =============

11.Note Payable:

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

12.Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

13.Employees' Retirement Plan:

     The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan were $6,456 and $17,065 for the three and nine months ended April 30, 2010, respectively, and $4,510 and $14,103 as contributions to the Pension Plan for the three and nine months ended April 30, 2009, respectively.
     The Company also contributes to union sponsored health benefit plans.

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $78,816 and $236,317 as contributions to the Plan for the three and nine months ended April 30, 2010, respectively, and $73,000 and $225,000 as contributions to the Plan for the three and nine months ended April 30, 2009, respectively.

14.Cash Flow Information:

     For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:                                  Nine Months Ended
                                                              April 30
                                                  ------------------------------
                                                       2010           2009
                                                  ---------------  -------------

Interest paid, net of capitalized interest of
   $569 (2010) and $49,137 (2009)                       $541,288       $580,237

Income taxes paid                                       $683,292       $476,355


15.Capitalization:

     The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2010 and at July 31, 2009.

16.Related Party Transactions:

     In the nine (9) months ended April 30, 2010 and 2009, Holland & Knight LLP, a law firm in which Lance D. Myers, a member of our Board of Directors, is a partner, performed legal services for us for which it was paid $262,962 and $245,130, respectively.

17.Contingencies:

     There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements.

     In response to a termination notice that the Company received concerning its tenancy in a portion of the Jowein building, Brooklyn, New York, on April 25, 2007, the Company filed a lawsuit against its landlords in New York State Supreme Court, Kings County. In the lawsuit, the Company sought a judgment declaring that the landlords' termination notice was improperly issued and that the Company was not required to correct or cure the purported defaults cited in the termination notice. In addition, the Company sought an order temporarily, preliminarily and permanently enjoining the landlords from taking any action to terminate the lease or otherwise interfere with the Company's possession of the premises.

     The lawsuit that was brought by the Company against its prior landlords concerning the Company's tenancy in a portion of the Jowein building at 490 Fulton Street, Brooklyn, New York ("490 Fulton") has been dismissed pursuant to a stipulation of discontinuance filed on June 1, 2010. The dismissal of the lawsuit is with prejudice and includes all claims and counterclaims relating to the Company's tenancy and the lawsuit.

     In connection with the settlement, the Company has paid to the landlords' successor ("490 Owner") $1,000,000. In return, 490 Owner has provided to the Company general releases of past, present and future claims relating to the lease of 490 Fulton from former landlords Snyder Fulton Street, LLC, Fulton Interest, LLC and by 490 Owner.

     The Company has transferred to 490 Owner title to 484 Fulton Street, Brooklyn, New York subject to the existing tenancy (with an appraised value of $4,490,000) and 490 Owner has caused title to 14 Hanover Place, Brooklyn, New York to be transferred to the Company (with an appraised value of $900,000). The appraised values of the two buildings were based upon a review of "comparables" (other properties which are believed by the appraisers to be similar to the properties subject to the appraisals). The appraised values of the two properties were not derived from a negotiation between the parties as to the actual purchase and sale prices for such properties since no such negotiation took place. Nor were such appraised values derived using other valuation methods, such as the net present value from cash flows. Accordingly, these appraised values are merely estimated values of the properties.

     The Company has entered into a 49-year lease with a designee of 490 Owner for approximately 20,000 square feet in the basement, first and second floors of 25 Elm Place, Brooklyn, New York at an annual rental of $100,000, with 10% rent escalations every five years.

     The Company has surrendered to 490 Owner possession of 490 Fulton as of May 1, 2010 in "as is" condition and the Company will have no obligation to correct, cure or take any action relating to repairing such premises other than the cure of certain existing violations. The Company retains rights to access and maintain certain offices, equipment and systems in the alleyway between 490 Fulton and 25 Elm Place.
     490 Owner will indemnify and hold the Company harmless from all claims by its affiliates and the landlord concerning the Company's obligations under its lease at 14 Hanover Place.




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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on page 7 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 8 and 9 to the Condensed Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2009).

Results of Operations:

Three Months Ended April 30, 2010 Compared to the Three Months Ended April 30, 2009:

In the three months ended April 30, 2010, the Company reported net income of $46,428, or $.02 per share. In the comparable three months ended April 30, 2009, the Company reported net income of $343,651, or $.17 per share.

In the three months ended April 30, 2010, the Company reported net income from continuing operations of $61,454, or $.03 per share. In the comparable three months ended April 30, 2009, the Company reported net income from continuing operations of $317,669, or $.16 per share.

In the three months ended April 30, 2010, the Company reported a net loss from discontinued operations of ($15,026), or ($.01) per share. In the comparable three months ended April 30, 2009, the Company reported net income from discontinued operations of $25,982, or $.01 per share. The loss in the 2010 three month period was due to the payment of $1,000,000 for the settlement of the litigation and $141,861 for the New York State and New York City transfer taxes on the properties transferred.

Revenues from continuing operations in the current three months increased to $3,763,617 from $3,504,866 in the comparable 2009 three months. The increase in revenues was primarily due to a larger real estate tax refund in the 2010 year (see below).

There was a recovery of real estate taxes, net of legal expenses in the current three months in the amount of $129,172, which represents prior years' real estate taxes from one of the Company's properties. The comparable 2009 three months had a recovery of real estate taxes, net of legal expenses, in the amount of $9,591.

Real estate operating expenses from continuing operations in the current three months increased slightly to $1,834,040 from $1,832,968 in the comparable 2009 three months primarily due to an increase in rental expense, partially offset by decreases in real estate taxes.

Administrative and general expenses from continuing operations in the current three months increased to $998,933 from $802,000 in the comparable 2009 three months primarily due to increases in legal and professional costs.

Depreciation and amortization expense from continuing operations in the current three months increased to $395,799 from $369,944 in the comparable 2009 three months.

Interest expense in the current three months exceeded investment income by $150,391 and by $147,285 in the comparable 2009 three months. The increase in the excess of interest expense over investment income was due primarily to additional interest expense on the additional elevator loan, offset by scheduled repayments of debt.

Nine Months Ended April 30, 2010 Compared to the Nine Months Ended April 30,
2009:

In the nine months ended April 30, 2010, the Company reported net income of $463,531, or $.23 per share. In the comparable nine months ended April 30, 2009, the Company reported net income of $664,585, or $.33 per share.

In the nine months ended April 30, 2010, the Company reported net income from continuing operations of $500,791, or $.25 per share. In the comparable nine months ended April 30, 2009, the Company reported net income from continuing operations of $598,579, or $.30 per share.

In the nine months ended April 30, 2010, the Company reported a net loss from discontinued operations of ($37,260), or ($.02) per share. In the comparable nine months ended April 30, 2009, the Company reported net income from discontinued operations of $66,006, or $.03 per share. The loss in the 2010 nine month period was due to the payment of $1,000,000 for the settlement of the litigation and $141,861 for the New York State and New York City transfer taxes on the properties transferred.

Revenues from continuing operations in the current nine months increased to $11,141,691 from $10,815,636 in the comparable 2009 nine months. The increase in revenues was due to the Company's leasing to one additional tenant at the Company's Brooklyn, New York, 9 Bond Street property, offset by a larger real estate tax refund in the 2009 year (see below) and a tenant vacating the Company's Jowein building in Brooklyn, New York.

The recovery of real estate taxes in the current nine months in the amount of $243,423, net of legal expenses, represents prior years' real estate taxes from two of the Company's properties. The comparable 2009 nine months had a recovery of real estate taxes, net of legal expenses, in the amount of $546,418.

Real estate operating expenses from continuing operations in the current nine months increased to $5,697,140 from $5,532,078 in the comparable 2009 nine months primarily due to increases in rental expense and real estate taxes, partially offset by decreases in maintenance and utility costs.

Administrative and general expenses from continuing operations in the current nine months increased to $2,798,537 from $2,686,213 in the comparable 2009 nine months primarily due to increases in legal and professional and payroll costs, partially offset by decreases in insurance costs.

Depreciation and amortization expense from continuing operations in the current nine months increased to $1,145,797 from $1,113,442 in the comparable 2009 nine months.

Interest expense and other expenses in the current nine months exceeded investment income by $453,426 and by $560,324 in the comparable 2009 nine months. The decrease in the excess of interest expense over investment income was due to the principal write-down of $99,976 due to the impairment of the Company's investment in Lehman Brothers Holdings Inc. preferred stock in the 2009 nine month period and by scheduled repayments of debt, partially offset by additional interest expense on the additional elevator loan.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,914,886 at April 30, 2010.

As part of the $12,000,000 multiple draw term loan, the bank agreed to finance the cost of two new elevators at the Company's Bond Street building in Brooklyn, New York. The amount financed was $850,000. In September and October 2009, the Company drew down the $850,000. (See Note 9(d) to the Condensed Consolidated Financial Statements). The total cost of the elevator project was $1,270,697 and was completed in August 2009.

A tenant which occupied 26,110 square feet of retail space at the Company's Jowein building in Brooklyn, New York, vacated the premises in October 2009. The annual loss in rental income will be approximately $400,000. Part of the space this tenant occupied was the property transferred in an exchange for another property (see Note 6 to the Condensed Consolidated Financial Statements). For the rest of the premises, the Company entered into a 49-year lease with an affiliate of the landlords for approximately 20,000 square feet in the basement, first floor and second floor of 25 Elm Place, Brooklyn, New York at an annual rental of $100,000, with 10% rent escalations every five years.

The leases with the Company's landlords at the Jowein building in Brooklyn, New York, expired on April 30, 2010. The Company returned the premises in "as is" condition and the Company will have no obligation to correct, cure or take any action relating to repairing such premises other than the cure of certain existing violations. As part of the settlement, the Company paid to landlords' successor ("490 Owner") $1,000,000. The Company also transferred to 490 Owner title to 484 Fulton Street, Brooklyn, New York subject to the existing tenancy (with an appraised value of $4,490,000) and 490 Owner has caused title to 14 Hanover Place, Brooklyn, New York to be transferred to the Company (with an appraised value of $900,000). The appraised values of the two buildings were merely based upon a review of "comparables" (other properties which are believed by the appraisers to be similar to the properties subject to the appraisals). The appraised values of the two properties were not derived from a negotiation between the parties as to the actual purchase and sale prices for such properties since no such negotiation took place. Nor were such appraised values derived using other valuation methods, such as the net present value from cash flows.
Accordingly, these appraised values are merely estimated values of the properties. (See Note 6 to the Condensed Consolidated Financial Statements).

On August 12, 2009, a tenant in our Bond Street building in Brooklyn, New York filed for Chapter 11 protection. This tenant is expected to account for 1.66% of our projected annual net rental income for the year ending July 31, 2010. While we cannot ascertain what the effect of this filing will be on the Company, cash flows would be adversely affected by approximately $23,000 per month should the tenant reject the lease and vacate the premises.

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

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities:
The Company had expenditures of $1,141,861 ($1,000,000 was for the settlement of the litigation and $141,861 was for the New York State and New York City transfer taxes on the properties transferred in order to settle its litigation with the Company's landlord at its Jowein building in Brooklyn, New York upon the expiration of the lease agreement on April 30, 2010) (see Note 6 to the Condensed Consolidated Financial Statements).

Cash Flows From Investing Activities:

The Company had expenditures of $161,069 in the nine months ended April 30, 2010 for the construction of two new elevators. The total cost of the project was $1,270,607, of which $850,000 was financed by a bank. The project was completed in August 2009.

Cash Flows From Financing Activities:

Borrowing: The Company drew down an additional $850,000 on its multiple draw term loan to finance two new elevators at the Company's Bond Street building in Brooklyn, New York. (See Note 9(d) to the Condensed Consolidated Financial Statements.)

Quantitative and Qualitative Disclosures About Market Risks:

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2010, the Company had fixed-rate debt of $10,560,965 and variable-rate debt of $80,000. Because of the Jowein building, Brooklyn, New York loan (presently with a balance of $80,000), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $800 for this loan.

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


Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of April 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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
          (31.1) Chief Executive Officer                          22
          (31.2) Chief Financial Officer                          23

     (32) Certification Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002, 18 U.S.C. Section 1350.              24


   (b) Reports on Form 8-K - One report on Form 8-K was filed by the registrant during the three months ended April 30, 2010.

        Items reported:
          The Company reported its financial results for the three and six months ended January 31, 2010.
          Date of report filed - March 11, 2010.

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


                                           J.W. MAYS, Inc.
                                           ---------------
                                            (Registrant)



Date     June 9, 2010                       Lloyd J. Shulman
                                           -------------------
                                            Lloyd J. Shulman
                                            President
                                            Chief Executive Officer



Date     June 9, 2010                       Mark S. Greenblatt
                                           -------------------
                                            Mark S. Greenblatt
                                            Vice President
                                            Chief Financial Officer

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

Date:   June 9, 2010

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

Date:   June 9, 2010

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

In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2010 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


June 9, 2010

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