Form 10-K
period 2010-07-31
MAYS J W INC
filed 2010-10-07
CIK 54187

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: July 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to Commission file number: 1-3647

J.W. MAYS, INC.
(Exact name of registrant as specified in its charter)

New York	11-1059070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 Bond Street, Brooklyn, New York	11201-5805
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (718) 624-7400
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No    X

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $6,906,975 as of January 31, 2010 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of September 10, 2010 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K in which the Document is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2010	Parts I and II
Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2010
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

We try to lease our properties to tenants with adequate finances, but as a result of the recent economic downturn, even formerly financially strong tenants may be at risk. The Company is trying to mitigate the latter by leasing our properties to multiple tenants where applicable in order to diversify the tenant base.

Risks Related to our Investments

Excess cash and cash equivalents may be invested from time to time. We seek to earn rates of return that will help us finance our business operations. These investments may be subject to significant uncertainties and may not be successful for many reasons, including, but not limited to the following:

•	fluctuations in interest rates;

•	worsening of general economic and market conditions; and

•	adverse legal, financial and regulatory developments that may affect a particular business.

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

Item 2. Properties.

The table below sets forth certain information as to each of the properties currently operated by the Company:

	Location	Approximate Square Feet
1.	Brooklyn, New York Fulton Street at Bond Street	380,000
2.	Brooklyn, New York Jowein building at Elm Place (430,000 square feet until April 2010)	201,000
3.	Jamaica, New York Jamaica Avenue at 169th Street	297,000
4.	Fishkill, New York Route 9 at Interstate Highway 84	203,000 (located on 14.6 acres )
5.	Levittown, New York Hempstead Turnpike	10,000 (located on 75,800 square feet of land )
6.	Massapequa, New York Sunrise Highway	133,400
7.	Circleville, Ohio Tarlton Road	193,350 (located on 11.6 acres )
8.	Brooklyn, New York Truck bays, passage facilities and tunnel-Schermerhorn Street	17,000
	Building-Livingston Street	10,500

Properties leased are under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 6 to the Consolidated Financial Statements contained in the 2010 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Brooklyn Bond Street building, the Jamaica building and the Fishkill property.

1.  Brooklyn, New York—Fulton Street at Bond Street

10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: 12/8/2013 (1 lease) which lease has two thirty-year renewal options through 12/8/2073; 4/30/2021 (2 leases), which leases previously had expiration dates of April 30, 2011 and were extended for an additional ten years; and 4/30/31 (2 leases) which leases previously had expiration dates of April 30, 2011 and were extended for an additional twenty years. The Company added two new elevators to its lobby at 9 Bond Street. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

The property is currently leased to eighteen tenants of which nine are retail tenants, two are fast food restaurants and seven occupy office space. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (33.42%) and the other tenant occupies office space (15.06%). Approximately 25,000 square feet of the building are available for lease.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/2006	56.68%	7/31/2011	5	17,371
7/31/2007	61.50%	7/31/2013	3	28,438
7/31/2008	53.05%	7/31/2014	4	41,008
7/31/2009	62.06%	7/31/2016	1	13,451
7/31/2010	69.74%	7/31/2018	1	3,300
		7/31/2019	1	21,121
		7/31/2021	3	140,334

			18	265,023

As of July 31, 2010 the federal tax basis is $22,906,964 with accumulated depreciation of $8,520,526 for a net carrying value of $14,386,438. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $1,194,588 per year and the rate used is averaged at $11.570 per $100 of assessed valuation.

2.  Brooklyn, New York—Jowein building at Elm Place

The building is owned. The leases with two landlords for the adjacent building on Fulton Street expired on April 30, 2010 and was returned to the current owners of the premises in “as is” condition (see Item 3, Legal Proceedings, below). There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The property is currently leased to fifteen tenants of which two are retail stores, one is a fast food restaurant, one is for warehouse, and eleven leases are for office space.

Upon the termination of the Company’s leases with its landlords on April 30, 2010, the Company lost nine tenants which occupied 93,697 square feet. The occupancy rate for the portion of the building that the Company owns is approximately 69.85%. The loss in income to the Company is partially offset by reductions in operating expenses and will not have a significant effect on its ongoing operations.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/2006	58.97%	7/31/2011	8	79,715
7/31/2007	61.45%	7/31/2013	2	18,000
7/31/2008	68.09%	7/31/2014	1	5,000
7/31/2009	71.38%	7/31/2017	1	5,500
7/31/2010	69.85%	7/31/2018	1	15,900
		7/31/2021	1	8,500
		7/31/2059	1	19,437

			15	152,052

As of July 31, 2010 the federal tax basis is $10,898,745 with accumulated depreciation of $3,460,526 for a net carrying value of $7,438,219. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $455,564 per year and the rate used is averaged at $11.044 per $100 of assessed valuation.

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

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/2006	71.98%	7/31/2012	3	28,625
7/31/2007	66.03%	7/31/2014	3	64,063
7/31/2008	79.38%	7/31/2015	1	24,109
7/31/2009	79.38%	7/31/2016	1	6,021
7/31/2010	80.99%	7/31/2017	3	75,907
		7/31/2020	1	42,250

			12	240,975

As of July 31, 2010 the federal tax basis is $19,352,411 with accumulated depreciation of $9,125,134 for a net carrying value of $10,227,277. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $438,697 per year and the rate used is averaged at $11.379 per $100 of assessed valuation.

4.  Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. There are approximately 203,000 square feet of the building available for lease.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/2006	4.09%
7/31/2007	—
7/31/2008	—
7/31/2009	—
7/31/2010	—

As of July 31, 2010 the federal tax basis is $9,608,448 with accumulated depreciation of $7,836,699 for a net carrying value of $1,771,749. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $145,954 per year and the rate used is averaged at $2.03 per $100 of assessed valuation.

5.  Levittown, New York—Hempstead Turnpike

The Company owns the entire property. In October 2006, the Company entered into a lease agreement with a restaurant. The restaurant constructed a new 10,000 square foot building, which opened in May 2008. Ownership of the building reverts to the Company at the conclusion of the leasing arrangement, currently August 16, 2017.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/2006	—	7/31/2018	Building	10,000
7/31/2007	—		Land	75,800

7/31/2008	25.00%		1	85,800

7/31/2009	100.00%
7/31/2010	100.00%

The real estate taxes for this property are $145,990 per year and the rate used is averaged at $685.72 per $100 of assessed valuation.

6.  Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The lease expired May 14, 2009, and there was one renewal option for twenty-one years, which the Company exercised in April 2008. There are no present plans for additional improvements of this property. The entire leasehold is currently subleased to two tenants; one, to a drive- in restaurant, which is subject to it receiving the necessary building permits and licenses to construct a new building, and the other for use as a bank. Each of these tenants occupies in excess of 10% of the rentable square footage. Both subleases expire in May 2030, with no renewal options.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/2006	100.00%	7/31/2030	2	133,400

7/31/2007	100.00%
7/31/2008	100.00%
7/31/2009	96.25%
7/31/2010	85.01%

The real estate taxes for this property are $211,885 per year and the rate used is averaged at $623.26 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.  Circleville, Ohio—Tarlton Road

The Company owns the entire property. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into. The property is currently leased to two tenants. The tenants use these premises for warehouse and distribution facilities. One tenant’s lease agreement was executed for a five year period, with a right to cancel after three years, for 75,000 square feet to November 11, 2010. The other tenant’s lease agreement was executed for a three-year period, with a right to cancel after one year, for 60,000 square feet to March 31, 2011. The lease was amended on November 30, 2009, allowing the tenant to have permanent space of 36,000 square feet and revolving space of up to 84,000 square feet with a minimum of 12,000 square feet. There are approximately 70,000 square feet of the building available for lease.

Occupancy		Lease Expiration
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.
7/31/2006	55.77%	7/31/2011	2	123,000

7/31/2007	38.79%
7/31/2008	49.13%
7/31/2009	69.82%
7/31/2010	67.80%

As of July 31, 2010 the federal tax basis is $4,388,456 with accumulated depreciation of $2,455,443 for a net carrying value of $1,933,013. The lives taken for depreciation vary between 18-40 years and the methods used are the straight-line and the declining balance.

The real estate taxes for this property are $74,806 per year and the rate used is averaged at $4.16 per $100 of assessed valuation.

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

See Note 11 to the Consolidated Financial Statements contained in the 2010 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

Item 3. Legal Proceedings.

There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements.

In response to a termination notice that the Company received concerning its tenancy in a portion of the Jowein building, Brooklyn, New York, on April 25, 2007, the Company filed a lawsuit against its landlords in New York State Supreme Court, Kings County. In the lawsuit, the Company sought a judgment declaring that the landlords’ termination notice was improperly issued and that the Company was not required to correct or cure the purported defaults cited in the termination notice. In addition, the Company sought an order temporarily, preliminarily and permanently enjoining the landlords from taking any action to terminate the lease or otherwise interfere with the Company’s possession of the premises.

The lawsuit that was brought by the Company against its prior landlords concerning the Company’s tenancy in a portion of the Jowein building at 490 Fulton Street, Brooklyn, New York (“490 Fulton”) has been dismissed pursuant to a stipulation of discontinuance filed on June 1, 2010. The dismissal of the lawsuit is with prejudice and includes all claims and counterclaims relating to the Company’s tenancy and the lawsuit.

In connection with the settlement, the Company has paid to the landlords’ successor (“490 Owner”) $1,000,000. In return, 490 Owner has provided to the Company general releases of past, present and future claims relating to the lease of 490 Fulton from former landlords Snyder Fulton Street, LLC and Fulton Interest, LLC and successor landlord 490 Owner.

The Company has transferred to 490 Owner title to 484 Fulton Street, Brooklyn, New York (with an appraised value of $4,490,000) subject to the existing tenancy and 490 Owner has caused title to 14 Hanover Place, Brooklyn, New York (with an appraised value of $900,000) to be transferred to the Company. The appraised values of the two buildings were based upon a review of “comparables” (other properties which are believed by the appraisers to be similar to the properties subject to the appraisals). The appraised values of the two properties were not derived from a negotiation between the parties as to the actual purchase and sale prices for such properties since no such negotiation took place. Nor were such appraised values derived using other valuation methods, such as the net present value from cash flows. Accordingly, these appraised values are merely estimated values of the properties.

The Company has entered into a 49-year lease with a designee of 490 Owner for approximately 20,000 square feet in the basement, first and second floors of 25 Elm Place, Brooklyn, New York at an annual rental of $100,000, with 10% rent escalations every five years.

The Company surrendered to 490 Owner possession of 490 Fulton as of May 1, 2010 in “as is” condition and the Company has no obligation to correct, cure or take any action relating to repairing such premises other than the cure of certain existing violations as documented in the settlement agreement. The Company retains rights to access and maintain certain offices, equipment and systems in the alleyway between 490 Fulton and 25 Elm Place.

490 Owner will indemnify and hold the Company harmless from all claims by its affiliates and the landlord concerning the Company’s obligations under its lease at 14 Hanover Place.

The Company is required to remove the foot bridge over Bond Street in Brooklyn, New York by June 2012. The estimated cost has not yet been determined.

If the Company sells, transfers, disposes of or demolishes 25 Elm Place, Brooklyn, New York, then the Company may be liable to create a condominium unit for the loading dock. The necessity of creating the condominium unit and the cost of such condominium unit cannot be determined at this time.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2008), whose present term of office will expire upon the election and qualification of his successor:

Name	Age	Business Experience During the Past Five Years	First Became Such Officer or Director
Lloyd J. Shulman	68	President	November, 1978
		Co-Chairman of the Board and President	June, 1995
		Chairman of the Board and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	56	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	59	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	60	Vice President	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The following is the sales price range per share of J. W. Mays, Inc. common stock during the fiscal years ended July 31, 2010 and 2009:

Three Months Ended	Sales Price
	High	Low
October 31, 2009	$15.91	$12.64
January 31, 2010	21.28	12.50
April 30, 2010	23.55	13.12
July 31, 2010	21.92	13.00
October 31, 2008	$18.05	$10.90
January 31, 2009	11.40	4.15
April 30, 2009	6.56	4.20
July 31, 2009	16.00	5.77

The quotations were obtained for the respective periods from the National Association of Securities Dealers, Inc. There were no dividends declared in either of the two fiscal years.

On September 10, 2010, the Company had approximately 1,500 shareholders of record.

Performance Graph

Comparison of Five-Year Cumulative Total Return
J.W. MAYS, INC., Standard & Poor’s 500 and Peer Group
(Five-Year Performance Results Through 07/31/2010)

The following graph sets forth a five-year comparison of cumulative total shareholder return for the Company, the Standard & Poor’s 500 Stock-Index (“S&P 500”), and a Peer Group. The graph assumes the investment of $100 at the close of trading July 31, 2005 in the common stock of the Company, the S&P 500 and the Peer Group, and the reinvestment of all dividends, although the Company did not pay a dividend during this five-year period.

Comparison of Five-Year Cumulative Total Return*
J.W. MAYS, INC., Standard & Poor’s 500 and Peer Group
(Performance Results Through 07/31/2010)

Factual material is obtained from sources believed to be reliable, but the Publisher is not responsible for any errors or omissions contained herein.

The Performance Graph shall not be deemed incorporated by reference by any general statement of incorporation by reference in any filing made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

Item 6. Selected Financial Data.

The information appearing under the heading “Summary of Selected Financial Data” on page 2 of the Registrant’s 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Registrant’s 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company uses both fixed-rate and variable-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2010, the Company had fixed-rate debt of $10,442,133, and variable rate debt of $20,000. With regard to the Jowein building, Brooklyn, New York loan (presently with a balance of $20,000), if interest rates were to change 100 basis points, the effect on net income from operations and future cash flows would be a decrease, should the rates increase, or an increase, should the rates decline, of $200 for this loan.

Item. 8. Financial Statements and Supplementary Data.

The Registrant’s Consolidated Financial Statements, together with the report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 7, 2010, appearing on pages 4 through 19 of the Registrant’s 2010 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, and 7 hereof, the 2010 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

(b) Change to internal controls over financial reporting.

There was no change in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

(c) Management’s annual report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31,

2010. In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework Guidance for Small Public Companies. Based on the Company’s assessments, we believe that, as of July 31, 2010, its internal control over financial reporting is effective based on these criteria.

This Form 10-K Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information

Reports on Form 8-K—Two reports on Form 8-K were filed by the Company during the three months ended July 31, 2010.

Item reported—The Company reported the settlement of a lawsuit and an exchange of properties relating thereto.
Date of report filed—June 2, 2010

Item reported—The Company reported its financial results for the three and nine months ended April 30, 2010
Date of report filed—June 10, 2010

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The information with respect to Executive Officers of the Company is set forth in Part I hereof.

Item 11. Executive Compensation.

The information required by this item appears under the heading “Executive Compensation” in the Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item appears under the headings “Executive Compensation”, “Certain Transactions,” “Certain Relationships and Related Transactions” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees paid by the Company to its independent registered public accounting firm, D’Arcangelo & Co., LLP, for the fiscal years 2010 and 2009.

	Fiscal Year 2010	Fiscal Year 2009
Audit Fees	$87,676	$80,683
Tax Fees and Other Fees	10,218	6,000

Total	$97,894	$86,683

Audit Fees for fiscal year 2010 and fiscal year 2009 were for professional services rendered for the audits of the consolidated financial statements of the Company and assistance with the review of documents filed with the Securities and Exchange Commission.

Tax Fees and Other Fees for fiscal year 2010 and fiscal year 2009 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

1.

The Consolidated Financial Statements and report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 7, 2010, set forth on pages 4 through 19 of the Company’s 2010 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Financial Statements and Schedules.

3.	Exhibits:

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

(3)	Articles of incorporation and by-laws:

(i)	Certificate of Incorporation, as amended, incorporated by reference to the Company’s Form 8-K dated December 3, 1973.

(ii)	By-laws, as amended June 1, 1995, incorporated by reference to the Company’s Form 10-K dated October 23, 1995.

(iii)	Amendment to By-laws, effective November 1, 1999, incorporated by reference to the Company’s Proxy Statement dated October 19, 2000.

(iv)	Amendment to By-laws, effective November 20, 2007, incorporated by reference to the Company’s Form 8-K dated November 20, 2007.

(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above.

(9)	Voting trust agreement—not applicable.

(10)	Material contracts:

(i)

The J.W. Mays, Inc. Retirement Plan and Trust, Summary Plan Description, effective August 1, 1991, incorporated by reference to the Company’s Form 10-K dated October 23, 1992 and, as amended, effective August 1, 1993, incorporated by reference to the Company’s Form 10-Q for the Quarter ended October 31, 1993 dated December 2, 1993.

(ii)

Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each dated August 1, 2005, incorporated by reference to the Company’s Form 8-K dated August 1, 2005. Each of these Employment Agreements has been extended as of August 1, 2008 for a period of three years.

(11)	Statement re computation of per share earnings—not applicable.

(12)	Statement re computation of ratios—not applicable.

(13)	Annual report to security holders.

(14)	Code of ethics—not applicable.

(16)	Letter re change in certifying auditors—not applicable.

(18)	Letter re change in accounting principles—not applicable.

(21)	Subsidiaries of the registrant.

(22)	Published report regarding matters submitted to vote of security holders—not applicable.

(24)	Power of attorney—none.

(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.1—Chief Executive Officer 31.2—Chief Financial Officer

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sect 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC. (REGISTRANT)

October 7, 2010

By:	LLOYD J. SHULMAN Lloyd J. Shulman Chairman of the Board Principal Executive Officer President Principal Operating Officer

October 7, 2010

By:	MARK S. GREENBLATT Mark S. Greenblatt Vice President and Treasurer Principal Financial Officer

October 7, 2010

By:	WARD N. LYKE, JR. Ward N. Lyke, Jr. Vice President and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

LLOYD J. SHULMAN Lloyd J. Shulman	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	October 7, 2010
MARK S. GREENBLATT Mark S. Greenblatt	Vice President, Treasurer and Director	October 7, 2010
DEAN L. RYDER Dean L. Ryder	Director	October 7, 2010
JACK SCHWARTZ Jack Schwartz	Director	October 7, 2010
LEWIS D. SIEGEL Lewis D. Siegel	Director	October 7, 2010

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2010, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (page 19)

Consolidated Balance Sheets (pages 4 and 5)

Consolidated Statements of Income and Retained Earnings (page 6)

Consolidated Statements of Comprehensive Income (page 6)

Consolidated Statements of Cash Flows (page 7)

Notes to Consolidated Financial Statements (pages 8-18)

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

We have audited the consolidated financial statements of J.W. Mays, Inc. and subsidiaries as of July 31, 2010 and 2009, and for the three years in the period ended July 31, 2010 and have issued our report thereon dated October 7, 2010; such consolidated financial statements and reports are incorporated by reference in this Form 10- K Annual Report. Our audits also included the consolidated financial statement schedules of J.W. Mays, Inc. and subsidiaries referred to in Item 15(a)2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D’ARCANGELO & CO., LLP
Purchase, N.Y.
October 7, 2010

SCHEDULE II

J.W. MAYS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2010	2009	2008
Allowance for net unrealized gains (losses) on marketable securities:
Balance, beginning of period	$(88,078)	$(204,412)	$50,248
Additions (reductions)	150,795	116,334	(254,660)

Balance, end of period	$62,717	$(88,078)	$(204,412)

SCHEDULE III

J.W. MAYS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
July 31, 2010

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried At Close of Period

Description	Encum- brances	Land	Building & Improvements	Improvements	Carried Cost	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed

Office and Rental Buildings
Brooklyn, New York Fulton Street at Bond Street	$4,322,187	$3,901,349	$7,403,468	$17,260,915	$—	$3,901,349	$24,664,383	$28,565,732	$8,936,070	Various	Various	(1) (2)
Jamaica, New York Jamaica Avenue at 169th Street	3,407,245	—	3,215,699	16,032,589	—	—	19,248,288	19,248,288	8,947,898	1959	1959	(1) (2)
Fishkill, New York Route 9 at Interstate Highway 84	1,712,701	594,723	7,212,116	2,438,652	—	594,723	9,650,768	10,245,491	7,503,251	10/74	11/72	(1)
Brooklyn, New York Jowein Building at Elm Place	—	1,324,957	728,327	10,170,418	—	1,324,957	10,898,745	12,223,702	3,237,477	1915	1950	(1) (2)
Levittown, New York Hempstead Turnpike	—	125,927	—	—	—	125,927	—	125,927	—	4/69	6/62	(1)
Circleville, Ohio Tarlton Road	—	120,849	4,388,456	—	—	120,849	4,388,456	4,509,305	1,919,949	9/92	12/92	(1)

Total(A)	$9,442,133	$6,067,805	$22,948,066	$45,902,574	$—	$6,067,805	$68,850,640	$74,918,445	$30,544,645

(1)  Building and improvements  18–40 years

(2)  Improvements to leased property  3–40 years

(A)  Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $778,728 and Accumulated Depreciation thereon of $611,957 at July 31, 2010.

	Year Ended July 31,
	2010	2009	2008
Investment in Real Estate
Balance at Beginning of Year	$79,477,581	$78,345,657	$76,568,695
Improvements	1,149,943	1,131,924	1,776,962
Deduction – Lease Expiration	(5,709,079)	—	—

Balance at End of Year	$74,918,445	$79,477,581	$78,345,657

Accumulated Depreciation
Balance at Beginning of Year	$34,646,428	$33,069,044	$31,790,146
Additions Charged to Costs and Expenses	1,607,296	1,577,384	1,278,898
Deduction – Lease Expiration	(5,709,079)	—	—

Balance at End of Year	$30,544,645	$34,646,428	$33,069,044

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
(ii)

Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each dated August 1, 2005, incorporated by reference to Registrant’s Form 8-K dated August 1, 2005. Each of these Employment Agreements has been extended as of August 1, 2008 for a period of three years.

(11)		Statement re computation of per share earnings—not applicable
(12)		Statement re computation of ratios—not applicable
(13)		Annual report to security holders
(14)		Code of ethics—not applicable
(16)		Letter re change in certifying auditors—not applicable
(18)		Letter re change in accounting principles—not applicable
(21)		Subsidiaries of the registrant
(22)		Published report regarding matters submitted to vote of security holders—not applicable
(24)		Power of attorney—none
(28)		Information from reports furnished to state insurance regulatory authorities—not applicable
(31)		Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act—1 and 2
(32)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act