Form 10-Q
period 2010-10-31
MAYS J W INC
filed 2010-12-09
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   October 31, 2010
                                  ----------------

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
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__   No ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__.

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

        Class                                Outstanding at December 8, 2010
        -----                                -------------------------------
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 23 pages.

                               J. W. MAYS,  INC.

                                     INDEX


                                                            Page No.

Part I  -   Financial Information:

    Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets -
          October 31, 2010 (unaudited) and July 31, 2010       3

        Condensed Consolidated Statements of Income
          and Retained Earnings - three months ended
          October 31, 2010 and 2009 (unaudited)                4

        Condensed Consolidated Statements of
          Comprehensive Income - three months ended
          October 31, 2010 and 2009 (unaudited)                5

        Condensed Consolidated Statements of Cash Flows -
          three months ended October 31, 2010 and 2009
          (unaudited)                                          6

       Notes to  Condensed Consolidated Financial Statements   7 - 15

    Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition            15 - 17

    Item 3.  Quantitative and Qualitative Disclosures
             About Market Risks                               18

    Item 4.  Controls and Procedures                          18


Part II  -  Other Information                                 19
    Item 1A.  Risk Factors                                    19
    Item 6.  Exhibits                                         19

    Signatures                                                20

    Exhibit 31 Certifications Pursuant to Section 302 of
      the Sarbanes-Oxley Act of 2002
       (31.1) - Chief Executive Officer                       21
       (31.2) - Chief Financial Officer                       22

    Exhibit 32 Certification Pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350       23

Part 1 - Financial Information
  Item 1 - Financial Statements
                       J.  W.  MAYS,  INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                     October 31         July 31
                             ASSETS                                      2010             2010
 ---------------------------------------------------------------  ---------------  ---------------
                                                                     (Unaudited)       (Audited)

Property and Equipment - Net (Notes 4, 7 and 8)                     $44,339,512      $44,540,571
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents (Note 6)                                  2,767,160        1,551,630
  Marketable securities (Notes 5 and 6)                                 597,858          351,267
  Receivables (Note 6)                                                  289,538          249,968
  Income taxes refundable                                                81,250          256,198
  Deferred income taxes                                                 279,000          285,000
  Prepaid expenses                                                      744,105        1,236,551
  Security deposits                                                     318,605          333,590
                                                                   -------------    -------------
       Total current assets                                           5,077,516        4,264,204
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    3,918,915        3,433,658
  Less accumulated amortization                                       1,926,587        1,842,480
                                                                   -------------    -------------
       Net                                                            1,992,328        1,591,178
  Receivables (Note 6)                                                  120,000          150,000
  Security deposits                                                     875,030          862,911
  Unbilled receivables (Note 10)                                      1,822,508        1,925,781
  Marketable securities (Notes 5 and 6)                               1,701,406        1,910,407
                                                                   -------------    -------------
       Total other assets                                             6,511,272        6,440,277
                                                                   -------------    -------------

            TOTAL ASSETS                                            $55,928,300      $55,245,052
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 7)                           $6,929,295       $9,096,527
  Note payable - related party (Note 9)                               1,000,000              -
  Security deposits payable                                             568,855          556,736
  Payroll and other accrued liabilities                                 185,093              -
                                                                   -------------    -------------
       Total long-term debt                                           8,683,243        9,653,263
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,794,000        1,804,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      163,038           95,049
  Payroll and other accrued liabilities                               1,484,535        1,159,881
  Other taxes payable                                                     5,616            2,695
  Current portion of long-term debt (Notes 7 and 9)                   2,429,787        1,365,606
  Current portion of security deposits payable                          331,605          346,590
                                                                   -------------    -------------
       Total current liabilities                                      4,414,581        2,969,821
                                                                   -------------    -------------

           TOTAL LIABILITIES                                         14,891,824       14,427,084
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available-for-sale securities - net of
    deferred taxes of $43,000 at October 31, 2010 and
    $21,000 at July 31, 2010                                             85,270           41,717
  Retained earnings                                                  36,714,516       36,539,561
                                                                   -------------    -------------
                                                                     42,324,328       42,105,820
  Less common stock held in treasury, at cost - 162,517
    shares at October 31, 2010 and at July 31, 2010 (Note 13)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    41,036,476       40,817,968
                                                                   -------------    -------------

Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $55,928,300      $55,245,052
                                                                   =============    =============

See Notes to Condensed Consolidated Financial Statements.

                                    -3-

                            J.  W. MAYS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                  Three Months Ended
                                                                       October 31
                                                            ------------------------------
                                                                   2010          2009
                                                              -------------  -------------
                                                               (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 4, 6 and 10)                             $3,608,290      3,639,001
  Recovery of real estate taxes                                        -          114,251
                                                              -------------  -------------
      Total revenues                                             3,608,290      3,753,252
                                                              -------------  -------------

Expenses
  Real estate operating expenses (Note 4)                        1,863,977      1,860,937
  Administrative and general expenses                              874,173        872,018
  Depreciation and amortization (Note 4)                           391,195        374,929
                                                              -------------  -------------
       Total expenses                                            3,129,345      3,107,884
                                                              -------------  -------------

Income from continuing operations before investment income,
  interest expense and income taxes                                478,945        645,368
                                                              -------------  -------------
Investment income and interest expense:
  Investment income (Note 5)                                        22,866         25,120
  Interest expense (Notes 7, 9, and 12)                           (177,856)      (165,654)
                                                              -------------  -------------
                                                                  (154,990)      (140,534)
                                                              -------------  -------------

Income from continuing operations before income taxes              323,955        504,834
Income taxes provided                                              149,000        176,000
                                                              -------------  -------------
Net income from continuing operations                              174,955        328,834
Discontinued operations (Note 4)
(Loss) from discontinued operations - net of taxes                     -          (30,380)
                                                              -------------  -------------
Net income                                                         174,955        298,454

Retained earnings, beginning of period                          36,539,561     36,107,353
                                                              -------------  -------------
Retained earnings, end of period                               $36,714,516     36,405,807
                                                              =============  =============

Income per common share (Note 2):
  Income from continuing operations                                   $.09           $.16
  (Loss) from discontinued operations                                  -             (.01)
                                                              -------------  -------------
  Net income                                                          $.09           $.15
                                                              =============  =============

Dividends per share                                                   $-             $-
                                                              =============  =============

Average common shares outstanding                                2,015,780      2,015,780
                                                              -------------  -------------


See Notes to Condensed Consolidated Financial Statements.


                            J.  W. MAYS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   Three Months Ended
                                                                       October 31
                                                             -------------- ---------------
                                                                    2010          2009
                                                             -------------  -------------
                                                               (Unaudited)   (Unaudited)

Net Income                                                        $174,955       $298,454
                                                              -------------  -------------

Other comprehensive income, net of taxes (Note 3)

   Unrealized gain on available-for-sale securities,
       net of taxes of $22,000 and $25,000 for the
       three months ended October 31, 2010 and 2009, respect        43,553         49,439
                                                              -------------  -------------

  Net change in comprehensive income                                43,553         49,439
                                                              -------------  -------------

Comprehensive income                                              $218,508       $347,893
                                                              =============  =============

See Notes to Condensed Consolidated Financial Statements.

                                    -5-

                       J.  W.  MAYS,  INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended
                                                                             October 31
                                                                 --------------------------------
                                                                      2010             2009
                                                                  -------------    -------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
  Net income from continuing operations                                $174,955         $328,834
  (Loss) from discontinued operations - net of taxes                        -            (30,380)
                                                                   -------------    -------------
Net income                                                              174,955          298,454

Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization from continuing operations              391,195          374,929
  Depreciation and amortization from discontinued operations                -             39,600
  Amortization of deferred charges                                       84,107           93,526
  Other assets - deferred charges                                      (485,257)         (50,198)
                       - unbilled receivables                           103,273          144,286
  Deferred income taxes                                                 (26,000)           1,000
Changes in:
  Receivables                                                            (9,570)          46,035
  Real estate taxes refundable                                              -           (173,904)
  Income taxes refundable                                               174,948              -
  Prepaid expenses                                                      492,446        1,047,376
  Accounts payable                                                       67,989            4,078
  Payroll and other accrued liabilities                                 509,747         (257,247)
  Income taxes payable                                                      -           (154,621)
  Other taxes payable                                                     2,921            2,762
                                                                   -------------    -------------
     Cash provided by operating activities                            1,480,754        1,416,076
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (190,136)        (228,257)
  Security deposits                                                       2,866           80,757
  Marketable Securities:
    Receipts from sales or maturities                                    28,542              -
    Payments for purchases                                                 (579)        (225,582)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (159,307)        (373,082)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  (Decrease) - security deposits                                         (2,866)         (71,757)
  Borrowings - mortgage and other debt                                      -            850,000
  Mortgage and other debt payments                                     (103,051)        (245,170)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                     (105,917)         533,073
                                                                   -------------    -------------

Increase in cash and cash equivalents                                 1,215,530        1,576,067

Cash and cash equivalents at beginning of period                      1,551,630          653,719
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $2,767,160       $2,229,786
                                                                   =============    =============

See Notes to Condensed Consolidated Financial Statements.

                                    -6-

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

   The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2010 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2010. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2011.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2010 and October 31, 2009.

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

   As part of the settlement the Company paid to the landlords' successor ("490 Owner") $1,000,000. The Company also transferred to 490 Owner title to 484 Fulton Street, Brooklyn, New York (with an appraised value of $4,490,000) subject to the existing tenancy and 490 Owner has caused title to 14 Hanover Place, Brooklyn, New York (with an appraised value of $900,000) to be transferred to the Company. The appraised values of the two buildings were based upon a review of "comparables" (other properties which are believed by the appraisers to be similar to the properties subject to the appraisals). The appraised values of the two properties were not derived from a negotiation between the parties as to the actual purchase and sale prices for such properties since no such negotiation took place. Nor were such appraised values derived using other valuation methods, such as the net present value from cash flows. Accordingly, these appraised values are merely estimated values of the properties. The exchange was accounted for under ASC Topic 805 "Exchanges of Nonmonetary Assets."

   The Condensed Consolidated Statements of Income and Retained Earnings have been reclassified to show discontinued operations as a line item. The Components are as follows:

                                                    Three Months Ended
                                                        October 31
                                             -------------------------------
                                                  2010            2009
                                              --------------  --------------
                                                (Unaudited)     (Unaudited)
    Revenues
      Rental income                                      $-        $472,382
                                              --------------  --------------

    Expenses
      Real estate operating expenses                    -           479,162
      Depreciation and amortization                     -            39,600
                                              --------------  --------------
        Total                                           -           518,762
                                              --------------  --------------

    (Loss) from operations                              -           (46,380)
    Income tax (benefit)                                -           (16,000)
                                              --------------  --------------
    Net (loss) from discontinued
      operations - net of taxes                        $-          $(30,380)
                                              --------------  --------------

5.  Marketable Securities:

   The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities (which is considered a Level 1 valuation) with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the three months ended October 31, 2010 and October 31, 2009. The implementation of ASC 810-10 (formerly FASB
   157), Fair Value Measurements, had no impact on the presentation of marketable securities in the Company's financial statements. The Company does not have any assets valued using Level 2 or 3 valuation methods. During 2009, the Company adopted ASC 320-10-65, Transition Related to FSB FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("ASC 320-10-65"). The implementation of ASC 320-10-65 did not have an impact on the Company's financial statements.

   In accordance with the provisions of Fair Value Measurements, the following are the entity's financial assets presented at fair value at October 31, 2010.



Fair value measurements at reporting date using
------------------------------------------------

                                    Quoted prices                                         Quoted prices
                                      in active                                             in active
                                     markets for  Significant                              markets for  Significant
                                      identical      other     Significant                  identical      other       Significant
                                      assets/      observable  unobservable                  assets/     observable    unobservable
                                    liabilities     inputs       inputs                    liabilities    inputs         inputs
                                    ------------  ----------   -----------   -----------   -----------  -------------  ------------
                        October 31                                             July 31
       Description         2010        (Level 1)   (Level 2)     (Level 3)       2010        (Level 1)      (Level 2)     (Level 3)
 ---------------------  ----------  ------------  ----------   -----------   -----------    ----------  -------------  ------------

Assets:
Marketable securities -
  available for sale    $1,314,808   $1,314,808         $-            $-      $1,248,707    $1,248,707           $-            $-
  held-to-maturity         951,973      951,973          -             -         979,218       979,218            -             -
                       ------------ ------------  -----------  ------------  ------------  ------------   ------------  -----------
                        $2,266,781   $2,266,781         $-            $-      $2,227,925    $2,227,925           $-            $-
                       ============ ============  ===========  ============  ============  ============   ============  ===========


As of October 31, 2010, the Company's marketable securities were classified as follows:

                                               October 31, 2010                                     July 31, 2010
                              ---------------------------------------------------  -----------------------------------------------
                                             Gross         Gross                                    Gross       Gross
                                          Unrealized    Unrealized     Fair                     Unrealized  Unrealized    Fair
                                 Cost        Gains        Losses       Value           Cost         Gains      Losses      Value
                              ----------  ------------  ------------  ----------   ------------ ----------- ---------- -----------
Current:

Held-to-maturity:

  Certificate of deposit         $50,064          $-            $-       $50,064      $50,032         $-         $-       $50,032
  Corporate debt
    securities                   547,794         4,381           -       552,175      301,235        3,412        123     304,524
                              ----------- ------------- ------------- -----------  -----------  ----------- ---------- -----------
                                $597,858        $4,381          $-      $602,239     $351,267       $3,412       $123    $354,556
                              =========== ============= ============= ===========  ===========  =========== ========== ===========
Noncurrent:
Available-for-sale:
  Mutual funds                  $676,286       $46,162          $-      $722,448     $675,739      $10,328       $-      $686,067
  Equity securities              510,252        85,708         3,600     592,360      510,252       60,428      8,040     562,640
                              ----------- ------------- ------------- -----------  -----------  ----------- ---------- -----------
                              $1,186,538      $131,870        $3,600  $1,314,808   $1,185,991      $70,756     $8,040  $1,248,707
                              =========== ============= ============= ===========  ===========  =========== ========== ===========

Held-to-maturity:
  Corporate debt
    securities                  $386,598       $13,200          $-      $399,798     $661,700      $13,127       $133    $674,694
                              =========== ============= ============= ===========  ===========  =========== ========== ===========

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at October 31, 2010, are as follows.  All of our investments in corporate debt securities mature in the 1-5 year time frame.

                                                                More Than
                                                Fair Value      12 Months
                                              -------------  -------------
Equity securities                                   $96,400         $3,600
                                              =============  =============


Investment income consists of the following:

                                                   Three Months Ended
                                                        October 31
                                               ----------------------------
                                                     2010           2009
                                               -------------  -------------
Interest income                                     $13,364         $4,189
Dividend income                                       9,502         20,931
                                               -------------  -------------
     Total                                          $22,866        $25,120
                                               =============  =============

                                    -10-

6. Financial Instruments and Credit Risk Concentrations:

   Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with multiple financial institutions and instruments to minimize risk. No assurance can be made that such financial institutions and instruments will minimize all such risk.

   The Company derives rental income from fifty-five tenants, of which one tenant accounted for 18.46% and another tenant accounted for 16.76% of rental income during the three months ended October 31, 2010. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $297,500 at October 31, 2010 and July 31, 2010, provided by two tenants.

7. Long-Term Debt - Mortgages and Term Loan:

                                                                    October 31, 2010                   July 31, 2010
                                                            --------------------------------  ---------------------------------
                                        Current
                                        Annual    Final           Due             Due               Due              Due
                                       Interest  Payment         Within          After             Within           After
                                         Rate      Date         One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        6%  4/01/12           $70,897      $1,067,418           $69,844       $1,085,542
  Jamaica, New York property       (b)     6.81% 10/01/11         2,218,564               -           137,910        2,113,949
  Fishkill, New York property     (c,d)    6.98%  2/18/15            39,824       1,663,601            39,122        1,673,579
  Bond St. building, Brooklyn, NY  (d)     6.98%  2/18/15           100,502       4,198,276            98,730        4,223,457
  Jowein building, Brooklyn, NY    (e)  Variable  8/01/10                 -               -            20,000                -
                                                              --------------  --------------    --------------  ---------------
       Total                                                     $2,429,787      $6,929,295          $365,606       $9,096,527
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

(b) The Company, on December 13, 2000, closed a loan with a bank in the amount of $3,500,000. The loan is secured by a second position leasehold mortgage covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. The outstanding balance of the loan, totaling $2,739,452, became due and payable on October 1, 2006. The Company exercised its option to extend the loan for a additional five (5) years. The interest rate for the extended period is 6.81% per annum. The outstanding balance of the loan totaling $2,077,680 will become due and payable October, 2011.

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

(d) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for potential future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties through February 2008. The loan also financed $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill Property, which matured on July 1, 2004 (the "First Permanent Loan")(see Note 9(c)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan was for the new elevators at the Company's Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. The $850,000 was drawn down in fiscal 2010.

(e) The Company, on July 22, 2005, closed a loan with a bank for $1,200,000. The loan was used to finance the construction costs and brokerage commissions associated with the leasing of 15,000 square feet for office use to a tenant at the Company's Jowein building in Brooklyn, New York.
   The loan was secured by the assignment of lease of 15,000 square feet. The loan was for a period of five (5) years and was self-amortizing, at a floating interest rate of prime plus 1.00% per annum. The loan was paid in full as of August 1, 2010.

8. Property and Equipment - at cost:

                                                          October 31         July 31
                                                             2010             2010
                                                      ---------------  ---------------
Property:
  Buildings and improvements                             $65,490,480      $65,404,942
  Improvements  to  leased  property                       3,445,698        3,445,698
  Land                                                     6,067,805        6,067,805
  Construction in progress                                   104,598              -
                                                        -------------    -------------
                                                          75,108,581       74,918,445
  Less accumulated depreciation                           30,922,639       30,544,645
                                                        -------------    -------------
     Property - net                                       44,185,942       44,373,800
                                                        -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                     533,341          533,341
  Other fixed assets                                         245,387          245,387
                                                        -------------    -------------
                                                             778,728          778,728
  Less accumulated depreciation                              625,158          611,957
                                                        -------------    -------------
  Fixtures and equipment and other - net                     153,570          166,771
                                                        -------------    -------------

        Property and equipment - net                     $44,339,512      $44,540,571
                                                        =============    =============

9. Note Payable:

     On December 15, 2004, the Company borrowed $1,000,000 from a former director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan was for a period of three (3) years maturing on December 15, 2007 and was extended for an additional three (3) years maturing on December 15, 2010, at an interest rate of 7.50% per annum. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payments of interest are $18,750 through December 15, 2010. The Company, on November 11, 2010, further extended the note for an additional three (3) years maturing on December 15, 2013, at an interest rate of 5.00% per annum. The constant quarterly payment of interest will be $12,500.

10. Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

11. Employees' Retirement Plan:

     The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan for the three months ended October 31, 2010 and 2009, respectively, were $6,472 and $4,649 The Company also contributes to union sponsored health benefit plans.

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $82,518 and $78,911 as contributions to the Plan for the three months ended October 31, 2010 and 2009, respectively.

12. Cash Flow Information:

   For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:
                                                          Three Months Ended
                                                              October 31
                                                  ------------------------------
                                                          2010           2009
                                                  ------------------------------

Interest paid, net of capitalized interest
of $3,598 (2010) and $569 (2009)                        $178,403       $164,696

Income taxes paid                                            $53       $295,975


13. Capitalization:

   The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2010 and at July 31, 2010.

14. Contingencies:

   There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's Condensed Consolidated Financial Statements.

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

   The Company surrendered to 490 Owner possession of 490 Fulton as of May 1, 2010 in "as is" condition and the Company has no obligation to correct, cure or take any action relating to repairing such premises other than the cure of certain existing violations as documented in the settlement agreement. The Company retains rights to access and maintain certain offices, equipment and systems in the alleyway between 490 Fulton and 25 Elm Place.

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

   The Company has a commitment to do construction work in connection with a new lease agreement for 18,218 square feet at the Company's Nine Bond Street Brooklyn, New York building. The costs related to the construction work are estimated at $1,500,000.

Item 2.
                               J. W. MAYS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes thereto contained in this report. In this discussion, the words "Company", "we", "our" and "us" refer to J.W. Mays, Inc. and subsidiaries.

Forward Looking Statements

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on page 7 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 8 and 9 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2010).

Results of Operations:

Three Months Ended October 31, 2010 Compared to the Three Months Ended October 31, 2009:

In the three months ended October 31, 2010, the Company reported net income of $174,955, or $.09 per share. In the comparable three months ended October 31, 2009, the Company reported net income of $298,454, or $.15 per share.

In the three months ended October 31, 2010, the Company reported net income from continuing operations of $174,955, or $.09 per share. In the comparable three months ended October 31, 2009, the Company reported net income from continuing operations of $328,834, or $.16 per share.

In the three months ended October 31, 2009, the Company reported a net loss from discontinued operations of ($30,380), or ($.01) per share. In the comparable three months ended October 31, 2010, the Company did not have discontinued operations.

Revenues from continuing operations in the current three months decreased to $3,608,290 from $3,753,252 in the comparable 2009 three months. The decrease in revenues was primarily due to a real estate tax refund in the 2009 year (see below).

There was a recovery of real estate taxes, net of legal expenses in the 2009 three months in the amount of $114,251. The comparable 2010 three months did not have a recovery of real estate taxes.

Real estate operating expenses from continuing operations in the current three months increased slightly to $1,863,977 from $1,860,937 in the comparable 2009 three months primarily due to an increase in maintenance expense, partially offset by decreases in real estate taxes, insurance costs and rental expense.

Administrative and general expenses from continuing operations in the current three months increased slightly to $874,173 from $872,018 in the comparable 2009 three months primarily due to increases in payroll costs and legal and professional costs partially offset by decreases in insurance costs.

Depreciation and amortization expense from continuing operations in the current three months increased to $391,195 from $374,929 in the comparable 2009 three months. The increase was due to improvements on the Nine Bond Street building in Brooklyn, New York.

Interest expense in the current three months exceeded investment income by $154,990 and by $140,534 in the comparable 2009 three months. The increase in the excess of interest expense over investment income was due primarily to additional interest expense on the additional elevator loan, offset by scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,767,160 at October 31, 2010.

In September 2009, the Company entered into a lease agreement with a drive-in restaurant at the Company's Massapequa premises. The drive-in restaurant intends to construct a new building. The tenant's occupancy is subject to it receiving the necessary building permits and licenses to construct the building and open for business within a reasonable time period. Rent is anticipated to commence in late 2011. This will replace the tenant that vacated the premises in April 2009. The rental income from this lease agreement will more than offset the rental income lost from the previous tenant.

In October, 2010, the Company entered into a lease agreement with a tenant for 18,218 square feet for office space at the Company's Nine Bond Street,

Brooklyn, New York building. The cost of construction and brokerage commissions to the Company will be approximately $2,000,000. The Company plans to finance these costs through operating funds. Rent is anticipated to commence in late 2011.


Cash Flows From Operating Activities:

Deferred Charges: The Company had expenditures for brokerage commissions in the three months ended October 31, 2010 in the amount of $475,140, relating to a tenant at its Brooklyn, New York property.

Payroll and Other Accrued Liabilities: The Company incurred $475,140 for brokerage commissions in order to lease space at the Company's property in Brooklyn, New York in the three months ended October 31, 2010.

Cash Flows From Investing Activities:

The Company had expenditures of $101,000 in the three months ended October 31, 2010 for the renovation of 18,218 square feet for office space for a tenant at the Company's Nine Bond Street Brooklyn, New York building. The cost of the project is estimated to be $1,500,000 and is anticipated to be completed in May 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks:

The Company uses fixed-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2010, the Company had fixed-rate debt of $10,359,082.

Item 4.  Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of October 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

There was no change in the Company's internal controls over financial reporting or in other factors during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II - Other Information

  Item 1A.  Risk Factors

      There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2010.

  Item 6.  Exhibits and Reports on Form 8-K

   (a)  List of Exhibits:

                                                              Sequentially
    Exhibit                                                     Numbered
    Number                     Exhibit                            Page
    -------                    -------                        ------------

       (3) Articles of Incorporation and Bylaws.                  N/A
      (10) Material contracts.                                    N/A
      (11) Statement re computation of per share earnings         N/A
      (12) Statement re computation of ratios                     N/A
      (14) Code of ethics                                         N/A
      (15) Letter re unaudited interim financial information.     N/A
      (18) Letter re change in accounting principles.             N/A
      (19) Report furnished to security holders.                  N/A
      (31) Additional exhibits - Certifications Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
           (31.1) Chief Executive Officer                         21
           (31.2) Chief Financial Officer                         22

      (32) Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.   23

   (b) Reports on Form 8-K - Two reports on Form 8-K was filed by the registrant during the three months ended October 31, 2010.
          Items reported:
          The Company reported the departure of a director. Date of report filed - October 1, 2010.

          The Company reported its financial results for the three and twelve months ended July 31, 2010.
          Date of report filed - October 7, 2010.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                               -----------------------
                                                 (Registrant)



Date     December 8, 2010                      Lloyd J. Shulman
         ----------------                      -----------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     December 8, 2010                      Mark S. Greenblatt
         ----------------                      -----------------------
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

Date:   December 8, 2010

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

Date:   December 8, 2010

                                             /s/ Mark S. Greenblatt
                                             ---------------------------
                                             Mark S. Greenblatt
                                             Vice President
                                             Chief Financial Officer

                                                                    EXHIBIT 32
                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2010 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


December 8, 2010

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