Form 10-Q
period 2011-01-31
MAYS J W INC
filed 2011-03-10
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   January 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes      X       No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).   Yes ___  No
X   .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____   Accelerated filer ____   Non-accelerated filer
X     Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes ___  No     X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

        Class                                Outstanding at March 9, 2011
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 24 pages.

                               J. W. MAYS,  INC.

                                     INDEX


                                                            Page No.

Part I  -   Financial Information:

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets - January 31, 2011 (unaudited)
        and July 31, 2010                                                      3

    Condensed Consolidated Statements of Income and Retained Earnings
        - three and six months ended January 31, 2011 and 2010 (unaudited)     4

    Condensed Consolidated Statements of Comprehensive Income
        - three and six months ended January 31, 2011 and 2010 (unaudited)     5

    Condensed Consolidated Statements of Cash Flows
        - six months ended January 31, 2011 and 2010 (unaudited)               6

       Notes to  Condensed Consolidated Financial Statements
                                                                          7 - 15

  Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition                        15 - 18

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks        19

  Item 4.  Controls and Procedures                          19


Part II  -  Other Information                                                 20
  Item 1A.  Risk Factors                                                      20
  Item 6.  Exhibits                                                           20

  Signatures                                                                  21

  Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley
   Act of 2002
       (31.1) - Chief Executive Officer                                       22
       (31.2) - Chief Financial Officer                                       23

  Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley
   Act of 2002
       18 U.S.C. Section 1350                                                 24

Part 1 - Financial Information
  Item 1 - Financial Statements

                                J.  W.  MAYS,  INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                      January 31        July 31
                             ASSETS                                      2011             2010
 ---------------------------------------------------------------  ---------------  ---------------
                                                                    (Unaudited)       (Audited)

Property and Equipment - Net (Notes 4, 7 and 8)                     $44,267,543      $44,540,571
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents (Note 6)                                  2,793,348        1,551,630
  Marketable securities (Notes 5 and 6)                                 703,801          351,267
  Receivables (Note 6)                                                  422,397          249,968
  Income taxes refundable                                                80,768          256,198
  Deferred income taxes                                                 344,000          285,000
  Prepaid expenses                                                    1,216,315        1,236,551
  Security deposits                                                     127,626          333,590
                                                                   -------------    -------------
       Total current assets                                           5,688,255        4,264,204
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    4,095,411        3,433,658
  Less accumulated amortization                                       2,010,694        1,842,480
                                                                   -------------    -------------
       Net                                                            2,084,717        1,591,178
  Receivables (Note 6)                                                   90,000          150,000
  Security deposits                                                   1,066,883          862,911
  Unbilled receivables (Note 10)                                      1,639,308        1,925,781
  Marketable securities (Notes 5 and 6)                               1,438,716        1,910,407
                                                                   -------------    -------------
       Total other assets                                             6,319,624        6,440,277
                                                                   -------------    -------------

            TOTAL ASSETS                                            $56,275,422      $55,245,052
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 7)                           $6,875,099       $9,096,527
  Note payable - related party (Note 9)                               1,000,000              -
  Security deposits payable                                             773,708          556,736
  Payroll and other accrued liabilities                                  85,569              -
                                                                   -------------    -------------
       Total long-term debt                                           8,734,376        9,653,263
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,755,000        1,804,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      147,425           95,049
  Payroll and other accrued liabilities                               2,240,037        1,159,881
  Other taxes payable                                                     5,819            2,695
  Current portion of long-term debt (Notes 7 and 9)                   2,399,501        1,365,606
  Current portion of security deposits payable                          127,626          346,590
                                                                   -------------    -------------
       Total current liabilities                                      4,920,408        2,969,821
                                                                   -------------    -------------

           TOTAL LIABILITIES                                         15,409,784       14,427,084
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available-for-sale securities - net
    of deferred taxes of $50,000 at January 31, 2011
    and $21,000 at July 31, 2010                                         97,406           41,717
  Retained earnings                                                  36,531,542       36,539,561
                                                                   -------------    -------------
                                                                     42,153,490       42,105,820
  Less common stock held in treasury, at cost - 162,517
    shares at January 31, 2011 and at July 31, 2010 (Note 13)         1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    40,865,638       40,817,968
                                                                   -------------    -------------

Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $56,275,422      $55,245,052
                                                                   =============    =============

See Notes to Condensed Consolidated Financial Statements.

                                    -3-

                                         J.  W. MAYS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                                 Three Months Ended            Six Months Ended
                                                                     January 31                   January 31
                                                              ----------------------------------------------------------
                                                                   2011           2010           2011         2010
                                                              -------------  -------------  -------------  -------------
                                                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 4, 6 and 10)                             $3,706,931     $3,624,822     $7,315,221      7,263,823
  Recovery of real estate taxes                                        -              -              -          114,251
                                                              -------------  -------------  -------------  -------------
      Total revenues                                             3,706,931      3,624,822      7,315,221      7,378,074
                                                              -------------  -------------  -------------  -------------

Expenses
  Real estate operating expenses (Note 4)                        2,068,244      2,002,163      3,932,221      3,863,100
  Administrative and general expenses                            1,024,686        927,586      1,898,859      1,799,604
  Depreciation and amortization (Note 4)                           390,083        375,069        781,278        749,998
                                                              -------------  -------------  -------------  -------------
       Total expenses                                            3,483,013      3,304,818      6,612,358      6,412,702
                                                              -------------  -------------  -------------  -------------

Income from continuing operations before investment income,
  interest expense and income taxes                                223,918        320,004        702,863        965,372
                                                              -------------  -------------  -------------  -------------
Investment income and interest expense:
  Investment income (Note 5)                                        30,494         31,291         53,360         56,411
  Interest expense (Notes 7, 9, and 12)                           (169,026)      (193,792)      (346,882)      (359,446)
                                                              -------------  -------------  -------------  -------------
                                                                  (138,532)      (162,501)      (293,522)      (303,035)
                                                              -------------  -------------  -------------  -------------

Income from continuing operations before income taxes               85,386        157,503        409,341        662,337
Income taxes provided                                               91,000         47,000        240,000        223,000
                                                              -------------  -------------  -------------  -------------
Net income (loss) from continuing operations                        (5,614)       110,503        169,341        439,337
Discontinued operations (Note 4)
Income (loss) from discontinued operations - net of taxes         (177,360)         8,146       (177,360)       (22,234)
                                                              -------------  -------------  -------------  -------------
Net income (loss)                                                 (182,974)       118,649         (8,019)       417,103

Retained earnings, beginning of period                          36,714,516     36,405,807     36,539,561     36,107,353
                                                              -------------  -------------  -------------  -------------
Retained earnings, end of period                               $36,531,542    $36,524,456    $36,531,542     36,524,456
                                                              =============  =============  =============  =============

Income per common share (Note 2):
  Income (loss) from continuing operations                            $-             $.06           $.08           $.22
  Income (loss) from discontinued operations                          (.09)           -             (.09)          (.01)
                                                              -------------  -------------  -------------  -------------
  Net income (loss)                                                  $(.09)          $.06          $(.01)          $.21
                                                              =============  =============  =============  =============

Dividends per share                                                   $-             $-             $-             $-
                                                              =============  =============  =============  =============

Average common shares outstanding                                2,015,780      2,015,780      2,015,780      2,015,780
                                                              -------------  -------------  -------------  -------------


See Notes to Condensed Consolidated Financial Statements.


                                           J.  W. MAYS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                 Three Months Ended            Six Months Ended
                                                                     January 31                   January 31
                                                              ----------------------------------------------------------
                                                                   2011           2010           2011         2010
                                                              -------------  -------------  -------------  -------------
                                                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Net Income (loss)                                                $(182,974)      $118,649        $(8,019)      $417,103
                                                              -------------  -------------  -------------  -------------

Other comprehensive income, net of taxes (Note 3)

   Unrealized gain on available-for-sale securities,
       net of taxes of $7,000 and $4,000 for the
       three months ended January 31, 2011 and 2010,
       respectively, and $29,000 for each six months
       ended January 31, 2011 and 2010.                             12,136          5,498         55,689         54,937
                                                              -------------  -------------  -------------  -------------

  Net change in comprehensive income                                12,136          5,498         55,689         54,937
                                                              -------------  -------------  -------------  -------------

Comprehensive income (loss)                                      $(170,838)      $124,147        $47,670       $472,040
                                                              =============  =============  =============  =============

See Notes to Condensed Consolidated Financial Statements.

                                    -5-

                       J.  W.  MAYS,  INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended
                                                                            January 31
                                                                  --------------------------------
                                                                        2011             2010
                                                                   -------------    -------------
                                                                    (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
  Net income from continuing operations                                $169,341         $439,337
  (Loss) from discontinued operations - net of taxes                   (177,360)         (22,234)
                                                                   -------------    -------------
Net income (loss)                                                        (8,019)         417,103

Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization from continuing operations              781,278          749,998
  Depreciation and amortization from discontinued operations                -             79,200
  Amortization of deferred charges                                      168,214          187,052
  Other assets - deferred charges                                      (661,753)         (67,902)
                       - unbilled receivables                           286,473          283,186
  Deferred income taxes                                                (137,000)         (16,000)
Changes in:
  Receivables                                                          (112,429)         109,567
  Income taxes refundable                                               175,430          (72,937)
  Prepaid expenses                                                       20,236          620,209
  Accounts payable                                                       52,376               66
  Payroll and other accrued liabilities                               1,165,725         (427,131)
  Income taxes payable                                                      -           (346,355)
  Other taxes payable                                                     3,124            2,621
                                                                   -------------    -------------
     Cash provided by operating activities                            1,733,655        1,518,677
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (508,250)        (263,758)
  Security deposits                                                       1,992           79,288
  Marketable securities:
    Receipts from sales or maturities                                   207,387           99,375
    Payments for purchases                                               (3,541)        (275,877)
                                                                   -------------    -------------
       Cash  (used) by investing activities                            (302,412)        (360,972)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
  (Decrease) - security deposits                                         (1,992)         (64,649)
  Borrowings - mortgage and other debt                                      -            850,000
  Mortgage and other debt payments                                     (187,533)        (480,962)
                                                                   -------------    -------------
      Cash provided (used) by financing activities                     (189,525)         304,389
                                                                   -------------    -------------

Increase in cash and cash equivalents                                 1,241,718        1,462,094

Cash and cash equivalents at beginning of period                      1,551,630          653,719
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $2,793,348       $2,115,813
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

   The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss), and permanent and temporary differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

   In the second quarter of 2011, the Company recorded an out-of-period tax adjustment of approximately $65,000 related to the calculation of the 2010 income tax provision that was prepared during the 2010 year-end close and related to the impact of the discontinued operations. We have performed an evaluation to determine if the financial statement impacts resulting from this error in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, we concluded that correcting the cumulative error would be immaterial to the expected current year financial results and a correction of the error would not have a material impact to any individual prior period financial statements.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the six months ended January 31, 2011 and January 31, 2010.

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

   The Condensed Consolidated Statements of Income and Retained Earnings have been reclassified to show discontinued operations as a line item. The Components are as follows:

                                                    Three Months Ended               Six Months Ended
                                                        January 31                       January 31
                                            ----------------------------------------------------------------
                                                     2011            2010           2011            2010
                                              --------------  --------------  --------------  --------------
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
    Revenues
      Rental income                                      $-        $547,662              $-       1,020,044
                                              --------------  --------------  --------------  --------------

    Expenses
      Real estate operating expenses                    -           491,916             -           971,078
      Lease termination expenses                    302,360             -           302,360             -
      Depreciation and amortization                     -            39,600             -            79,200
                                              --------------  --------------  --------------  --------------
        Total                                       302,360         531,516         302,360       1,050,278
                                              --------------  --------------  --------------  --------------

    Income (loss) from operations                  (302,360)         16,146        (302,360)        (30,234)
    Income tax (benefit)                           (125,000)          8,000        (125,000)         (8,000)
                                              --------------  --------------  --------------  --------------
    Net Income (loss) from discontinued
      operations - net of taxes                   $(177,360)         $8,146        (177,360)        (22,234)
                                              ==============  ==============  ==============  ==============

5.  Marketable Securities:

   The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the six months ended January 31, 2011 and January 31, 2010. The implementation of ASC 820-10, Fair Value Measurements, had no impact on the presentation of marketable securities in the Company's financial statements. During 2009, the Company adopted ASC 320-10-65, Transition Related to FSB FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("ASC 320-10-65"). The implementation of ASC 320-10-65 did not have an impact on the Company's financial statements.

   In accordance with the provisions of Fair Value Measurements, the following are the entity's financial assets presented at fair value at January 31, 2011.


Fair value measurements at reporting date using
------------------------------------------------

                                    Quoted prices                                         Quoted prices
                                      in active                                             in active
                                     markets for  Significant                              markets for  Significant
                                      identical      other     Significant                  identical      other       Significant
                                      assets/      observable  unobservable                  assets/     observable    unobservable
                                    liabilities     inputs       inputs                    liabilities    inputs         inputs
                                    ------------  ----------   -----------   -----------   -----------  -------------  ------------
                        January 31                                             July 31
       Description         2011        (Level 1)   (Level 2)     (Level 3)       2010        (Level 1)      (Level 2)     (Level 3)
 ---------------------  ----------  ------------  ----------   -----------   -----------    ----------  -------------  ------------

Assets:
Marketable securities -
  available for sale    $1,336,874   $1,336,874         $-            $-      $1,248,707    $1,248,707           $-            $-
  held-to-maturity         771,581      771,581          -             -         979,218       979,218            -             -
                       ------------ ------------  -----------  ------------  ------------  ------------   ------------  -----------
                        $2,108,455   $2,108,455         $-            $-      $2,227,925    $2,227,925           $-            $-
                       ============ ============  ===========  ============  ============  ============   ============  ===========



As of January 31, 2011 and July 31, 2010, the Company's marketable securities were classified as follows:

                                               January 31, 2011                                     July 31, 2010
                              ---------------------------------------------------  -----------------------------------------------
                                             Gross         Gross                                    Gross       Gross
                                          Unrealized    Unrealized     Fair                     Unrealized  Unrealized    Fair
                                 Cost        Gains        Losses       Value           Cost         Gains      Losses      Value
                              ----------  ------------  ------------  ----------   ------------ ----------- ---------- -----------
Current:

Held-to-maturity:

  Certificate of deposit         $50,095          $-            $-       $50,095      $50,032         $-         $-       $50,032
  Corporate debt
    securities                   653,706        10,805            93     664,418      301,235        3,412        123     304,524
                              ----------- ------------- ------------- -----------  -----------  ----------- ---------- -----------
                                $703,801       $10,805          $ 93    $714,513     $351,267       $3,412       $123    $354,556
                              =========== ============= ============= ===========  ===========  =========== ========== ===========
Noncurrent:
Available-for-sale:
  Mutual funds                  $679,216       $73,878          $-      $753,094     $675,739      $10,328       $-      $686,067
  Equity securities              510,252        74,288           760     583,780      510,252       60,428      8,040     562,640
                              ----------- ------------- ------------- -----------  -----------  ----------- ---------- -----------
                              $1,189,468      $148,166          $760  $1,336,874   $1,185,991      $70,756     $8,040  $1,248,707
                              =========== ============= ============= ===========  ===========  =========== ========== ===========

Held-to-maturity:
  Corporate debt
    securities                  $101,842       $ 5,321          $-      $107,163     $661,700      $13,127       $133    $674,694
                              =========== ============= ============= ===========  ===========  =========== ========== ===========

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at January 31, 2011, are as follows.  All of our investments in corporate debt securities mature in the 1-5 year time frame.

                                                    Less Than      More Than
                                    Fair Value      12 Months      12 Months
                                  -------------  -------------  -------------
Equity securities                       $99,240          $ -           $ 760
Corporate debt securities                50 093            93             -
                                  -------------  -------------  -------------
                                       $149,333          $ 93          $ 760
                                  =============  =============  =============


Investment income consists of the following:

                               Three Months Ended                 Six Months Ended
                                    January 31                       January 31
                           ----------------------------     ----------------------------
                                 2011           2010              2011           2010
                           -------------  -------------     -------------  -------------
Interest income                 $14,937         $8,547           $28,301        $12,736
Dividend income                  15,557         22,744            25,059         43,675
                           -------------  -------------     -------------  -------------
     Total                      $30,494        $31,291           $53,360        $56,411
                           =============  =============     =============  =============

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

   The Company derives rental income from fifty tenants, of which one tenant accounted for 18.20% and another tenant accounted for 16.59% of rental income during the six months ended January 31, 2011. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has two irrevocable Letters of Credit totaling $297,500 at January 31, 2011 and July 31, 2010, provided by two tenants.

7. Long-Term Debt - Mortgages and Term Loan:

                                                                    January 31, 2011                   July 31, 2010
                                                            --------------------------------  ---------------------------------
                                        Current
                                        Annual    Final             Due             Due               Due              Due
                                       Interest  Payment           Within          After             Within           After
                                         Rate      Date           One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        6%  4/01/12           $71,966      $1,049,021           $69,844       $1,085,542
  Jamaica, New York property       (b)     6.81% 10/01/11         2,184,691               -           137,910        2,113,949
  Fishkill, New York property     (c,d)    6.98%  2/18/15            40,539       1,653,441            39,122        1,673,579
  Bond St. building, Brooklyn, NY  (d)     6.98%  2/18/15           102,305       4,172,637            98,730        4,223,457
  Jowein building, Brooklyn, NY    (e)  Variable  8/01/10                 -               -            20,000                -
                                                              --------------  --------------    --------------  ---------------
       Total                                                     $2,399,501      $6,875,099          $365,606       $9,096,527
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

(b) The Company, on December 13, 2000, closed a loan with a bank in the amount of $3,500,000. The loan is secured by a second position leasehold mortgage covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. The outstanding balance of the loan, totaling $2,739,452, became due and payable on October 1, 2006. The Company exercised its option to extend the loan for a additional five (5) years. The interest rate for the extended period is 6.81% per annum. The outstanding balance of the loan totaling $2,077,680 will become due and payable on October 1, 2011. The Company has not determined whether it will extend this loan or pay it in full upon maturity.

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

(d) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan finances seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for potential future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties through February 2008. The loan also financed $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the "First Permanent Loan")(see Note 7(c)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan was for the new elevators at the Company's Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. The $850,000 was drawn down in fiscal 2010.

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

8.   Property and Equipment - at cost:

                                                         January 31         July 31
                                                            2011             2010
                                                     ---------------  ---------------
Property:
  Buildings and improvements                            $65,490,480      $65,404,942
  Improvements  to  leased  property                      3,445,698        3,445,698
  Land                                                    6,067,805        6,067,805
  Construction in progress                                  422,712              -
                                                       -------------    -------------
                                                         75,426,695       74,918,445
  Less accumulated depreciation                          31,299,523       30,544,645
                                                       -------------    -------------
     Property - net                                      44,127,172       44,373,800
                                                       -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                                    533,341          533,341
  Other fixed assets                                        245,387          245,387
                                                       -------------    -------------
                                                            778,728          778,728
  Less accumulated depreciation                             638,357          611,957
                                                       -------------    -------------
  Fixtures and equipment and other - net                    140,371          166,771
                                                       -------------    -------------

        Property and equipment - net                    $44,267,543      $44,540,571
                                                       =============    =============

9. Note Payable:

     On December 15, 2004, the Company borrowed $1,000,000 from a former director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan was for a period of three (3) years maturing on December 15, 2007 and was extended for an additional three (3) years maturing on December 15, 2010, at an interest rate of 7.50% per annum. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payments of interest were $18,750 through December 15, 2010. The Company, on November 11, 2010, further extended the note for an additional three (3) years maturing on December 15, 2013, at an interest rate of 5.00% per annum. The constant quarterly payment of interest is $12,500.

10.Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

11.Employees' Retirement Plan:

     The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan were $6,844 and $13,316 for the three and six months ended January 31, 2011, respectively, and $5,959 and $10,609 for the three and six months ended January 31, 2010, respectively. The Company also contributes to union sponsored health benefit plans.

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $88,913 and $171,431 as contributions to the Plan for the three and six months ended January 31, 2011, respectively, and $78,590 and $157,501 as contributions to the Plan for the three and six months ended January 31, 2010, respectively.

12. Cash Flow Information:

   For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.


Supplemental disclosure:                                 Six Months Ended
                                                             January 31
                                                  ------------------------------
                                                          2011           2010
                                                  ---------------  -------------

   Interest paid, net of capitalized interest
     of $11,460 (2011)  and $569 (2010)                 $351,037       $356,838

   Income taxes paid                                     $76,571       $502,162


13.Capitalization:

   The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2011 and at July 31, 2010.

14.Contingencies:

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

   The Company is required to remove the foot bridge over Bond Street in Brooklyn, New York by June 2012. The cost of the removal of the bridge is $302,360. The removal of the foot bridge is anticipated to be completed in March, 2011.

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

Forward Looking Statements:

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

Results of Operations:

Three Months Ended January 31, 2011 Compared to the Three Months Ended January 31, 2010:

In the three months ended January 31, 2011, the Company reported net loss of ($182,974), or ($.09) per share. In the comparable three months ended January 31, 2010, the Company reported net income of $118,649, or $.06 per share.

In the three months ended January 31, 2011, the Company reported net loss from continuing operations of ($5,614), or ($.00) per share. In the comparable three months ended January 31, 2010, the Company reported net income from continuing operations of $110,503, or $.06 per share.

In the three months ended January 31, 2011, the Company reported a net loss from discontinued operations of ($177,360), or ($.09) per share. In the comparable three months ended January 31, 2010, the Company reported net income from discontinued operations of $8,146, or $.00 per share.

Revenues from continuing operations in the current three months increased to $3,706,931 from $3,624,822 in the comparable 2010 three months.

Real estate operating expenses from continuing operations in the current three months increased to $2,068,244 from $2,002,163 in the comparable 2010 three months primarily due to an increase in maintenance expense, partially offset by decreases in real estate taxes, insurance costs, utilities and rental expense.

Administrative and general expenses from continuing operations in the current three months increased to $1,024,686 from $927,586 in the comparable 2010 three months primarily due to increases in payroll costs, medical costs and bad debt expense due to a tenant at the Company's Jamaica, New York building, partially offset by decreases in insurance costs and legal and professional costs.

Depreciation and amortization expense from continuing operations in the current three months increased to $390,083 from $375,069 in the comparable 2010 three months. The increase was due to improvements on the Nine Bond Street building in Brooklyn, New York.

Interest expense in the current three months exceeded investment income by $138,532 and by $162,501 in the comparable 2010 three months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Six Months Ended January 31, 2011 Compared to the Six Months Ended January 31, 2010:

In the six months ended January 31, 2011, the Company reported net loss of ($8,019), or ($.01) per share. In the comparable six months ended January 31, 2010, the Company reported net income of $417,103, or $.21 per share.

In the six months ended January 31, 2011, the Company reported net income from continuing operations of $169,341, or $.08 per share. In the comparable six months ended January 31, 2010, the Company reported net income from continuing operations of $439,337, or $.22 per share.

In the six months ended January 31, 2011, the Company reported a net loss from discontinued operations of ($177,360), or ($.09) per share. In the comparable six months ended January 31, 2010, the Company reported a net loss from discontinued operations of ($22,234), or ($.01) per share.

Revenues from continuing operations in the current six months decreased to $7,315,221 from $7,378,074 in the comparable 2010 six months. The decrease in revenues was primarily due to a real estate tax refund in the 2010 year (see below).

There was a recovery of real estate taxes, net of legal expenses in the 2010 six months in the amount of $114,251. The comparable 2011 six months did not have a recovery of real estate taxes.

Real estate operating expenses from continuing operations in the current six months increased to $3,932,221 from $3,863,100 in the comparable 2010 six months primarily due to an increase in maintenance expense, partially offset by decreases in real estate taxes, insurance costs, utilities and rental expense.

Administrative and general expenses from continuing operations in the current six months increased to $1,898,859 from $1,799,604 in the comparable 2010 six months primarily due to increases in payroll costs, medical costs and bad debt expense due to a tenant at the Company's Jamaica, New York building, partially offset by decreases in insurance costs and legal and professional costs.

Depreciation and amortization expense from continuing operations in the current six months increased to $781,278 from $749,998 in the comparable 2010 six months. The increase was due to improvements on the Nine Bond Street building in Brooklyn, New York.

Interest expense in the current six months exceeded investment income by $293,522 and by $303,035 in the comparable 2010 six months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,793,348 at January 31, 2011.

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


Cash Flows From Operating Activities:

Deferred Charges: The Company had expenditures for brokerage commissions in the six months ended January 31, 2011 in the amount of $475,140, relating to a tenant at its Brooklyn, New York property. The Company also incurred $169,740 for brokerage commissions on renewals of existing tenant leases.

Payroll and Other Accrued Liabilities: The Company incurred $475,140 for brokerage commissions in order to lease space at the Company's property in Brooklyn, New York in the six months ended January 31, 2011. The Company also incurred $169,740 for brokerage commissions on renewals of existing tenant leases

Cash Flows From Investing Activities:

The Company had expenditures of $393,015 in the six months ended January 31, 2011 for the renovation of 18,218 square feet for office space for a tenant at the Company's Nine Bond Street Brooklyn, New York building. The cost of the project is estimated to be $1,500,000 and is anticipated to be completed in June 2011.

The Company had expenditures of $302,360 in the six months ended January 31, 2011 for the removal of the foot bridge over Bond Street in Brooklyn, New York. The removal of the foot bridge is anticipated to be completed in March 2011. (See note 14 to the Condensed Consolidated Financial Statements).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks:

The Company uses fixed-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2011, the Company had fixed-rate debt of $10,274,600.

Item 4.  Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of January 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

   (b) Reports on Form 8-K - One report on Form 8-K was filed by the registrant during the three months ended January 31, 2011.
          Item reported:
          The Company reported its financial results for the three months ended October 31, 2010.
          Date of report filed - December 9, 2010.

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



Date     March 9, 2011                       Lloyd J. Shulman
      ------------------                   ---------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date     March 9, 2011                       Mark S. Greenblatt
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

Date:   March 9, 2011

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

Date:   March 9, 2011

                                             /s/ Mark S. Greenblatt
                                             ---------------------------
                                             Mark S. Greenblatt
                                             Vice President
                                             Chief Financial Officer

                                                                    EXHIBIT 32
                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2011 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 9, 2011

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