Form 10-Q
period 2011-04-30
MAYS J W INC
filed 2011-06-09
CIK 54187

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   April 30, 2011
                                  --------------

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
     For the transition period from ________________ to  ________________

                         Commission file number 1-3647
                                                ------

                                J.W. Mays, Inc.
                                ---------------
            (Exact name of registrant as specified in its charter)


             New York                          11-1059070
            ----------                        ------------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)


         9 Bond Street,  Brooklyn,  New York          11201-5805
         ------------------------------------         ----------
       (Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code) 718-624-7400
                                                     ------------
                                Not Applicable
                                --------------
          (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   __ X__     No ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __ X__.

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

        Class                                Outstanding at June 8, 2011
        -----                                ---------------------------
Common Stock,  $1 par value                       2,015,780 shares

                                             This report contains 24 pages.

                               J. W. MAYS,  INC.

                                     INDEX


                                                                       Page No.

Part I  -   Financial Information:

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets - April 30, 2011 (unaudited)
        and July 31, 2010                                                   3

    Condensed Consolidated Statements of Income and Retained Earnings
        - three and nine months ended April 30, 2011 and 2010 (unaudited)   4

    Condensed Consolidated Statements of Comprehensive Income
        - three and nine months ended April 30, 2011 and 2010 (unaudited)   5

    Condensed Consolidated Statements of Cash Flows
        - nine months ended April 30, 2011 and 2010 (unaudited)             6

       Notes to  Condensed Consolidated Financial Statements           7 - 15

  Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition                     15 - 18

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks     19

  Item 4.  Controls and Procedures                                         19


Part II  -  Other Information                                              20
  Item 1A. Risk Factors                                                    20
  Item 6.  Exhibits and Reports on Form 8-K                                20

  Signatures                                                               21

  Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley
   Act of 2002
       (31.1) - Chief Executive Officer                                    22
       (31.2) - Chief Financial Officer                                    23

  Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley
   Act of 2002
       18 U.S.C. Section 1350                                              24

Part 1 - Financial Information
  Item 1 - Financial Statements

                                   J. W. MAYS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       April 30         July 31
                             ASSETS                                      2011             2010
 ---------------------------------------------------------------  ---------------  ---------------
                                                                     (Unaudited)        (Audited)

Property and Equipment - Net (Notes 4, 7 and 8)                     $44,371,347      $44,540,571
                                                                   -------------    -------------

Current Assets:
  Cash and cash equivalents (Note 6)                                  2,863,881        1,551,630
  Marketable securities (Notes 5 and 6)                                 651,683          351,267
  Receivables (Note 6)                                                  263,381          249,968
  Income taxes refundable                                                77,738          256,198
  Deferred income taxes                                                 281,000          285,000
  Prepaid expenses                                                      549,024        1,236,551
  Security deposits                                                     125,685          333,590
                                                                   -------------    -------------
       Total current assets                                           4,812,392        4,264,204
                                                                   -------------    -------------

Other Assets:
  Deferred charges                                                    4,108,833        3,433,658
  Less accumulated amortization                                       2,094,801        1,842,480
                                                                   -------------    -------------
       Net                                                            2,014,032        1,591,178
  Receivables (Note 6)                                                  150,000          150,000
  Security deposits                                                   1,074,565          862,911
  Unbilled receivables (Note 10)                                      1,683,251        1,925,781
  Marketable securities (Notes 5 and 6)                               1,810,128        1,910,407
                                                                   -------------    -------------
       Total other assets                                             6,731,976        6,440,277
                                                                   -------------    -------------

            TOTAL ASSETS                                            $55,915,715      $55,245,052
                                                                   =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------

Long-Term Debt:
  Mortgages and term loan payable (Note 7)                           $5,788,502       $9,096,527
  Note payable - related party (Note 9)                               1,000,000              -
  Security deposits payable                                             768,390          556,736
  Payroll and other accrued liabilities                                 114,093              -
                                                                   -------------    -------------
       Total long-term debt                                           7,670,985        9,653,263
                                                                   -------------    -------------

Deferred Income Taxes                                                 1,795,000        1,804,000
                                                                   -------------    -------------

Current Liabilities:
  Accounts payable                                                      220,334           95,049
  Payroll and other accrued liabilities                               1,569,768        1,159,881
  Other taxes payable                                                     7,548            2,695
  Current portion of long-term debt (Notes 7 and 9)                   3,397,031        1,365,606
  Current portion of security deposits payable                          138,685          346,590
                                                                   -------------    -------------
       Total current liabilities                                      5,333,366        2,969,821
                                                                   -------------    -------------

           TOTAL LIABILITIES                                         14,799,351       14,427,084
                                                                   -------------    -------------

Shareholders' Equity:
  Common stock, par value $1 each share (shares - 5,000,000
    authorized; 2,178,297 issued)                                     2,178,297        2,178,297
  Additional paid in capital                                          3,346,245        3,346,245
  Unrealized gain on available-for-sale securities - net
     of deferred taxes of $74,000 at April 30, 2011
     and $21,000 at July 31, 2010                                       144,916           41,717
  Retained earnings                                                  36,734,758       36,539,561
                                                                   -------------    -------------
                                                                     42,404,216       42,105,820
  Less common stock held in treasury, at cost - 162,517
    shares at April 30, 2011 and at July 31, 2010 (Note 13)           1,287,852        1,287,852
                                                                   -------------    -------------
       Total shareholders' equity                                    41,116,364       40,817,968
                                                                   -------------    -------------

Contingencies (Note 14)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $55,915,715      $55,245,052
                                                                   =============    =============

See Notes to Condensed Consolidated Financial Statements.

                                           J. W. MAYS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                                  Three Months Ended            Nine Months Ended
                                                                       April 30                     April 30
                                                            -----------------------------------------------------------
                                                                   2011           2010           2011           2010
                                                             -------------  -------------  -------------  -------------
                                                              (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Revenues
  Rental income (Notes 4, 6 and 10)                             $3,794,152     $3,634,445    $11,109,373    $10,898,268
  Recovery of real estate taxes                                        -          129,172            -          243,423
                                                              -------------  -------------  -------------  -------------
      Total revenues                                             3,794,152      3,763,617     11,109,373     11,141,691
                                                              -------------  -------------  -------------  -------------

Expenses
  Real estate operating expenses (Note 4)                        2,045,169      1,834,040      5,977,390      5,697,140
  Administrative and general expenses                              788,934        998,933      2,687,793      2,798,537
  Depreciation and amortization (Note 4)                           387,495        395,799      1,168,773      1,145,797
                                                              -------------  -------------  -------------  -------------
       Total expenses                                            3,221,598      3,228,772      9,833,956      9,641,474
                                                              -------------  -------------  -------------  -------------

Income from continuing operations before investment income,
  interest expense and income taxes                                572,554        534,845      1,275,417      1,500,217
                                                              -------------  -------------  -------------  -------------
Investment income and interest expense:
  Investment income (Note 5)                                        20,433         31,215         73,793         87,626
  Interest expense (Notes 7, 9, and 12)                           (159,360)      (181,606)      (506,242)      (541,052)
                                                              -------------  -------------  -------------  -------------
                                                                  (138,927)      (150,391)      (432,449)      (453,426)
                                                              -------------  -------------  -------------  -------------

Income from continuing operations before income taxes              433,627        384,454        842,968      1,046,791
Income taxes provided                                              220,000        323,000        460,000        546,000
                                                              -------------  -------------  -------------  -------------
Net income from continuing operations                              213,627         61,454        382,968        500,791
Discontinued operations (Note 4)
(Loss) from discontinued operations - net of taxes                 (10,411)       (15,026)      (187,771)       (37,260)
                                                              -------------  -------------  -------------  -------------
Net income                                                         203,216         46,428        195,197        463,531

Retained earnings, beginning of period                          36,531,542     36,524,456     36,539,561     36,107,353
                                                              -------------  -------------  -------------  -------------
Retained earnings, end of period                               $36,734,758    $36,570,884    $36,734,758    $36,570,884
                                                              =============  =============  =============  =============

Income per common share (Note 2):
  Income from continuing operations                                   $.11           $.03           $.19            $.25
  (Loss) from discontinued operations                                  -             (.01)          (.09)           (.02)
                                                              -------------  -------------  -------------   -------------
  Net income                                                          $.11           $.02           $.10            $.23
                                                              =============  =============  =============   =============

Dividends per share                                                   $-             $-             $-              $-
                                                              =============  =============  =============   =============

Average common shares outstanding                                2,015,780      2,015,780      2,015,780       2,015,780
                                                              -------------  -------------  -------------   -------------


See Notes to Condensed Consolidated Financial Statements.




                                           J. W. MAYS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                                  Three Months Ended            Nine Months Ended
                                                                       April 30                     April 30
                                                            -----------------------------------------------------------
                                                                 2011           2010           2011         2010
                                                             -------------  -------------  -------------  -------------
                                                              (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Net Income                                                       $203,216        $46,428       $195,197       $463,531
                                                             -------------  -------------  -------------  -------------

Other comprehensive income, net of taxes (Note 3)

   Unrealized gain on available-for-sale securities,
     net of taxes of $24,000 and $34,000 for the
     three months ended April 30, 2011 and 2010, respectively,
     and $53,000 and $63,000 for the nine months
     ended April 30, 2011 and 2010, respectively.                  47,510         67,709        103,199        122,646
                                                             -------------  -------------  -------------  -------------

  Net change in comprehensive income                               47,510         67,709        103,199        122,646
                                                             -------------  -------------  -------------  -------------

Comprehensive income                                             $250,726       $114,137       $298,396       $586,177
                                                             =============  =============  =============  =============

See Notes to Condensed Consolidated Financial Statements.

                                  J. W. MAYS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended
                                                                             April 30
                                                                 --------------------------------
                                                                        2011             2010
                                                                   -------------    -------------
                                                                   (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
  Net income from continuing operations                                $382,968         $500,791
  (Loss) from discontinued operations - net of taxes                   (187,771)         (37,260)
                                                                   -------------    -------------
Net income                                                              195,197          463,531

Adjustments to reconcile net income to
  net cash provided by operating activities:
  Gain on nonmonetary exchange of fixed assets                              -           (900,000)
  Depreciation and amortization from continuing operations            1,168,773        1,145,797
  Depreciation and amortization from discontinued operations                -             97,459
  Amortization of deferred charges                                      252,321          294,232
  Other assets - deferred charges                                      (675,175)        (171,008)
                       - unbilled receivables                           242,530          452,625
  Deferred income taxes                                                 (58,000)         103,000
Changes in:
  Receivables                                                           (13,413)        (129,172)
  Real estate taxes refundable                                              -             49,157
  Income taxes refundable                                               178,460         (396,315)
  Prepaid expenses                                                      687,527        1,365,072
  Accounts payable                                                      125,285           (8,752)
  Payroll and other accrued liabilities                                 523,980          808,146
  Income taxes payable                                                      -           (346,355)
  Other taxes payable                                                     4,853            4,412
                                                                   -------------    -------------
     Cash provided by operating activities                            2,632,338        2,831,829
                                                                   -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (999,549)        (263,758)
  Security deposits                                                      (3,749)         163,048
  Marketable securities:
    Receipts from sales or maturities                                   310,716          100,000
    Payments for purchases                                             (354,654)        (551,676)
                                                                   -------------    -------------
       Cash  (used) by investing activities                          (1,047,236)        (552,386)
                                                                   -------------    -------------

Cash Flows From Financing Activities:
 Increase  (decrease) - security deposits                                 3,749         (145,713)
  Borrowings - mortgage and other debt                                      -            850,000
  Mortgage and other debt payments                                     (276,600)        (722,563)
                                                                   -------------    -------------
      Cash (used) by financing activities                              (272,851)         (18,276)
                                                                   -------------    -------------

Increase in cash and cash equivalents                                 1,312,251        2,261,167

Cash and cash equivalents at beginning of period                      1,551,630          653,719
                                                                   -------------    -------------

Cash and cash equivalents at end of period                           $2,863,881       $2,914,886
                                                                   =============    =============

See Notes to Condensed Consolidated Financial Statements.

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

   In the second quarter of 2011, the Company recorded an out-of-period tax adjustment expense of approximately $65,000 related to the calculation of the 2010 income tax provision that was prepared during the 2010 year-end close and related to the impact of the discontinued operations. We have performed an evaluation to determine if the financial statement impacts resulting from this error in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, we concluded that correcting the cumulative error would be immaterial to the expected current year financial results and a correction of the error would not have a material impact to any individual prior period financial statements.

2. Income Per Share of Common Stock:

   Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the nine months ended April 30, 2011 and April 30, 2010.

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

   The Condensed Consolidated Statements of Income and Retained Earnings have been reclassified to show discontinued operations as a line item. The Components are as follows:



                                                             Three Months Ended               Nine Months Ended
                                                                  April 30                        April 30
                                                     -------------------------------   ------------------------------
                                                             2011            2010              2011      2010
                                                      --------------  --------------   --------------  --------------
                                                         (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)
   Revenues
     Rental income                                                $-        $417,538              $-      $1,437,582
     Fair value adjustment - nonmonetary exchange                  -       4,490,000               -       4,490,000
                                                       --------------  --------------  --------------  --------------
                                                                   -       4,907,538               -       5,927,582
                                                       --------------  --------------  --------------  --------------
   Expenses
     Real estate operating expenses                                -         518,444               -       1,489,522
     Lease termination expenses                               25,411       4,731,861         327,771       4,731,861
     Depreciation and amortization                                 -          18,259               -          97,459
                                                       --------------  --------------  --------------  --------------
       Total                                                  25,411       5,268,564         327,771       6,318,842
                                                       --------------  --------------  --------------  --------------

   (Loss) from discontinued operations                       (25,411)       (361,026)       (327,771)       (391,260)
   Income tax (benefit)                                      (15,000)       (346,000)       (140,000)       (354,000)
                                                       --------------  --------------  --------------  --------------
   Net (Loss) from discontinued
     operations - net of taxes                              $(10,411)       $(15,026)      $(187,771)       $(37,260)
                                                       ==============  ==============  ==============  ==============

5.  Marketable Securities:

   The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the nine months ended April 30, 2011 and April 30, 2010. The implementation of ASC 820-10, "Fair Value Measurements", had no impact on the presentation of marketable securities in the Company's financial statements. During 2009, the Company adopted ASC 320-10-65, "Transition Related to FSB FAS 115-2" and "Recognition and Presentation of Other-Than-Temporary Impairment" ("ASC 320-10-65"). The implementation of ASC 320-10-65 did not have an impact on the Company's financial statements.

   In accordance with the provisions of Fair Value Measurements, the following are the entity's financial assets presented at fair value at April 30, 2011.


Fair value measurements at reporting date using
------------------------------------------------

                                    Quoted prices                                         Quoted prices
                                      in active                                             in active
                                     markets for  Significant                              markets for  Significant
                                      identical      other     Significant                  identical      other       Significant
                                      assets/      observable  unobservable                  assets/     observable    unobservable
                                    liabilities     inputs       inputs                    liabilities    inputs         inputs
                                    ------------  ----------   -----------   -----------   -----------  -------------  ------------
                         April 30                                              July 31
       Description         2011        (Level 1)   (Level 2)     (Level 3)       2010        (Level 1)      (Level 2)     (Level 3)
 ---------------------  ----------  ------------  ----------   -----------   -----------    ----------  -------------  ------------

Assets:
Marketable securities -
  available for sale    $1,759,467   $1,759,467         $-            $-      $1,248,707    $1,248,707           $-            $-
  held-to-maturity         665,077      665,077          -             -         979,218       979,218            -             -
                       ------------ ------------  -----------  ------------  ------------  ------------   ------------  -----------
                        $2,424,544   $2,424,544         $-            $-      $2,227,925    $2,227,925           $-            $-
                       ============ ============  ===========  ============  ============  ============   ============  ===========

As of April 30, 2011 and July 31, 2010, the Company's marketable securities were classified as follows:

                                               April 30, 2011                                     July 31, 2010
                              ---------------------------------------------------  -----------------------------------------------
                                               Gross         Gross                                  Gross       Gross
                                            Unrealized    Unrealized     Fair                   Unrealized  Unrealized    Fair
                                   Cost        Gains        Losses       Value         Cost         Gains      Losses      Value
                              ----------  ------------  ------------  ----------   ------------ ----------- ---------- -----------
Current:

Held-to-maturity:

  Certificate of deposit         $50,126          $-            $-       $50,126      $50,032         $-         $-       $50,032
  Corporate debt
    securities                   601,557        10,386           -       611,943      301,235        3,412        123     304,524
                              ----------- ------------- ------------- -----------  -----------  ----------- ---------- -----------
                                $651,683       $10,386          $-      $662,069     $351,267       $3,412       $123    $354,556
                              =========== ============= ============= ===========  ===========  =========== ========== ===========
Noncurrent:
Available-for-sale:
  Mutual funds                $1,030,299      $133,048          $-    $1,163,347     $675,739      $10,328       $-      $686,067
  Equity securities              510,252        85,868           -       596,120      510,252       60,428      8,040     562,640
                              ----------- ------------- ------------- -----------  -----------  ----------- ---------- -----------
                              $1,540,551      $218,916          $-    $1,759,467   $1,185,991      $70,756     $8,040  $1,248,707
                              =========== ============= ============= ===========  ===========  =========== ========== ===========

Held-to-maturity:
  Corporate debt
    securities                   $50,661        $2,473          $-       $53,134     $661,700      $13,127       $133    $674,694
                              =========== ============= ============= ===========  ===========  =========== ========== ===========


Investment income consists of the following:

                                    Three Months Ended                 Nine Months Ended
                                         April 30                           April 30
                              -----------------------------      -----------------------------
                                      2011           2010                2011           2010
                               -------------  -------------       -------------  -------------
Interest income                      $8,299         $8,471             $36,600        $21,207
Dividend income                      12,134         22,744              37,193         66,419
                               -------------  -------------       -------------  -------------
     Total                          $20,433        $31,215             $73,793        $87,626
                               =============  =============       =============  =============

6. Financial Instruments and Credit Risk Concentrations:

   Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, cash and cash equivalents and receivables. Marketable securities and cash and cash equivalents are placed with multiple financial institutions and multiple instruments to minimize risk. No assurance can be made that such financial institutions and instruments will minimize all such risk.

   The Company derives rental income from fifty tenants, of which one tenant accounted for 18.10% and another tenant accounted for 16.49% of rental income during the nine months ended April 30, 2011. No other tenant accounted for more than 10% of rental income during the same period.

   The Company has one irrevocable Letter of Credit totaling $230,000 at April 30, 2011 provided by one tenant and two irrevocable Letters of Credit totalling $297,500 at July 31, 2010, provided by two tenants.

7. Long-Term Debt - Mortgages and Term Loan:

                                                                     April 30, 2011                   July 31, 2010
                                                            --------------------------------  ---------------------------------
                                        Current
                                        Annual    Final           Due             Due               Due              Due
                                       Interest  Payment         Within          After             Within           After
                                         Rate      Date         One Year        One Year          One Year        One Year
                                        -------  --------    --------------  --------------    --------------  ---------------
Mortgages:
  Jamaica, New York property       (a)        6%  4/01/12        $1,103,397              $-           $69,844       $1,085,542
  Jamaica, New York property       (b)     6.81% 10/01/11         2,149,417               -           137,910        2,113,949
  Fishkill, New York property     (c,d)    6.98%  2/18/15            40,929       1,642,777            39,122        1,673,579
  Bond St. building, Brooklyn, NY  (d)     6.98%  2/18/15           103,288       4,145,725            98,730        4,223,457
  Jowein building, Brooklyn, NY    (e)  Variable  8/01/10                 -               -            20,000                -
                                                              --------------  --------------    --------------  ---------------
       Total                                                     $3,397,031      $5,788,502          $365,606       $9,096,527
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

(b) The Company, on December 13, 2000, closed a loan with a bank in the amount of $3,500,000. The loan is secured by a second position leasehold mortgage covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. The outstanding balance of the loan, totaling $2,739,452, became due and payable on October 1, 2006. The Company exercised its option to extend the loan for an additional five (5) years. The interest rate for the extended period is 6.81% per annum. The outstanding balance of the loan totaling $2,077,680 will become due and payable on October 1, 2011. The Company has not determined whether it will extend this loan or pay it in full upon maturity.

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

(d) The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan financed seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company's Brooklyn, New York (Bond Street building) and Fishkill, New York properties through February 2008. The loan also financed $850,000 towards the construction of two new elevators at the Company's Brooklyn, New York property (Bond Street building). The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the "First Permanent Loan")(see Note 7(c)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the "Second Permanent Loan"), and c) multiple, successively subordinate loans in the amount $8,295,274 ("Subordinate Building Loans"). As of August 19, 2004, the Company refinanced the existing mortgage on the Company's Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company's Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company's Bond Street building in Brooklyn, New York. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan was for the new elevators at the Company's Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. The $850,000 was drawn down in fiscal 2010.

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

8.   Property and Equipment - at cost:

                                                April 30         July 31
                                                  2011             2010
                                           ---------------  ---------------
Property:
  Buildings and improvements                  $65,490,480      $65,404,942
  Improvements  to  leased  property            3,445,698        3,445,698
  Land                                          6,067,805        6,067,805
  Construction in progress                        914,011              -
                                             -------------    -------------
                                               75,917,994       74,918,445
  Less accumulated depreciation                31,673,818       30,544,645
                                             -------------    -------------
     Property - net                            44,244,176       44,373,800
                                             -------------    -------------

Fixtures and equipment and other:
  Fixtures and equipment                          533,341          533,341
  Other fixed assets                              245,387          245,387
                                             -------------    -------------
                                                  778,728          778,728
  Less accumulated depreciation                   651,557          611,957
                                             -------------    -------------
  Fixtures and equipment and other - net          127,171          166,771
                                             -------------    -------------

        Property and equipment - net          $44,371,347      $44,540,571
                                             =============    =============

9. Note Payable:

     On December 15, 2004, the Company borrowed $1,000,000 from a former director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan was for a period of three (3) years maturing on December 15, 2007 and was extended for an additional three (3) years maturing on December 15, 2010, at an interest rate of 7.50% per annum. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payments of interest were $18,750 through December 15, 2010. The Company, on November 11, 2010, further extended the note for an additional three (3) years maturing on December 15, 2013, at an interest rate of 5.00% per annum. The constant quarterly payment of interest is $12,500. The interest expense for the three months and nine months ended April 30, 2011 was $12,500 and $46,875, respectively.

10.Unbilled Receivables and Rental Income:

     Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

11.Employees' Retirement Plan:

     The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan were $6,542 and $19,859 for the three and nine months ended April 30, 2011, respectively, and $6,456 and $17,065 for the three and nine months ended April 30, 2010, respectively. The Company also contributes to union sponsored health benefit plans.

     The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $76,047 and $247,478 as contributions to the Plan for the three and nine months ended April 30, 2011, respectively, and $78,816 and $236,317 as contributions to the Plan for the three and nine months ended April 30, 2010, respectively.

12. Cash Flow Information:

   For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.


Supplemental disclosure:                                Nine Months Ended
                                                              April 30
                                                  ------------------------------
                                                       2011           2010
                                                  ---------------  -------------

Interest paid, net of capitalized interest
  of $19,701 (2011) and $569 (2010)                     $499,958       $541,288

Income taxes paid                                       $199,540       $683,292


13.Capitalization:

   The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2011 and at July 31, 2010.

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

   The lawsuit that was brought by the Company against its prior landlords concerning the Company's tenancy in a portion of the Jowein building at 490 Fulton Street, Brooklyn, New York ("490 Fulton") was dismissed pursuant to a stipulation of discontinuance filed on June 1, 2010. The dismissal of the lawsuit is with prejudice and includes all claims and counterclaims relating to the Company's tenancy and the lawsuit.

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

   The Company has entered into a 49-year lease with a designee of 490 Owner for approximately 20,000 square feet in the basement, first and second floors of 25 Elm Place, Brooklyn, New York at an annual rental income of $100,000, with 10% rent escalations every five years.

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

   The Company is required to remove the foot bridge over Bond Street in Brooklyn, New York by June 2012. The cost of the removal of the bridge is $309,415. The removal of the foot bridge is anticipated to be completed in June 2011.

   If the Company sells, transfers, disposes of or demolishes 25 Elm Place, Brooklyn, New York, then the Company may be liable to create a condominium unit for the loading dock. The necessity of creating the condominium unit and the cost of such condominium unit cannot be determined at this time.

   The Company has a commitment to do construction work and for brokerage commissions in connection with a new lease agreement for 18,218 square feet at the Company's Nine Bond Street Brooklyn, New York building. The costs related to the construction work and brokerage commissions are estimated at $2,000,000.

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

Results of Operations:

Three Months Ended April 30, 2011 Compared to the Three Months Ended April 30, 2010:

In the three months ended April 30, 2011, the Company reported net income of $203,216, or $.11 per share. In the comparable three months ended April 30, 2010, the Company reported net income of $46,428, or $.02 per share.

In the three months ended April 30, 2011, the Company reported net income from continuing operations of $213,627, or $.11 per share. In the comparable three months ended April 30, 2010, the Company reported net income from continuing operations of $61,454, or $.03 per share.

In the three months ended April 30, 2011, the Company reported a net loss from discontinued operations of ($10,411), or ($.00) per share. In the comparable three months ended April 30, 2010, the Company reported a net loss from discontinued operations of ($15,026), or ($.01) per share.

Revenues from continuing operations in the current three months increased to $3,794,152 from $3,763,617 in the comparable 2010 three months.

There was a recovery of real estate taxes, net of legal expenses in the 2010 three months in the amount of $129,172. The comparable 2011 three months did not have a recovery of real estate taxes.

Real estate operating expenses from continuing operations in the current three months increased to $2,045,169 from $1,834,040 in the comparable 2010 three months primarily due to increases in real estate taxes and maintenance expense, partially offset by decreases in insurance costs and rental expense.

Administrative and general expenses from continuing operations in the current three months decreased to $788,934 from $998,933 in the comparable 2010 three months primarily due to increases in payroll costs and medical premium costs, offset by decreases in insurance costs and legal and professional costs.

Depreciation and amortization expense from continuing operations in the current three months decreased to $387,495 from $395,799 in the comparable 2010 three months.

Interest expense in the current three months exceeded investment income by $138,927 and by $150,391 in the comparable 2010 three months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Nine Months Ended April 30, 2011 Compared to the Nine Months Ended April 30, 2010:

In the nine months ended April 30, 2011, the Company reported net income of $195,197, or $.10 per share. In the comparable nine months ended April 30, 2010, the Company reported net income of $463,531, or $.23 per share.

In the nine months ended April 30, 2011, the Company reported net income from continuing operations of $382,968, or $.19 per share. In the comparable nine months ended April 30, 2010, the Company reported net income from continuing operations of $500,791, or $.25 per share.

In the nine months ended April 30, 2011, the Company reported a net loss from discontinued operations of ($187,771), or ($.09) per share. In the comparable nine months ended April 30, 2010, the Company reported a net loss from discontinued operations of ($37,260), or ($.02) per share.

Revenues from continuing operations in the current nine months decreased to $11,109,373 from $11,141,691 in the comparable 2010 nine months. The decrease in revenues was primarily due to a real estate tax refund in the 2010 year (see below).

There was a recovery of real estate taxes, net of legal expenses in the 2010 nine months in the amount of $243,423. The comparable 2011 nine months did not have a recovery of real estate taxes.

Real estate operating expenses from continuing operations in the current nine months increased to $5,977,390 from $5,697,140 in the comparable 2010 nine months primarily due to an increase in real estate taxes and maintenance expense, partially offset by decreases in insurance costs, utilities and rental expense.

Administrative and general expenses from continuing operations in the current nine months decreased to $2,687,793 from $2,798,537 in the comparable 2010 nine months primarily due to increases in payroll costs and medical premium costs, offset by decreases in insurance costs and legal and professional costs.

Depreciation and amortization expense from continuing operations in the current nine months increased to $1,168,773 from $1,145,797 in the comparable 2010 nine months. The increase was due to improvements on the Nine Bond Street building in Brooklyn, New York.

Interest expense in the current nine months exceeded investment income by $432,449 and by $453,426 in the comparable 2010 nine months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.


Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. The Company's cash and cash equivalents amounted to $2,863,881 at April 30, 2011.

In September 2009, the Company entered into a lease agreement with a drive-in restaurant at the Company's Massapequa premises. The drive-in restaurant intends to construct a new building. The tenant's occupancy is subject to it receiving the necessary building permits and licenses to construct the building and open for business within a reasonable time period. Rent is anticipated to commence in 2012. This will replace the tenant that vacated the premises in April 2009. The rental income from this lease agreement will more than offset the rental income lost from the previous tenant.

In October, 2010, the Company entered into a lease agreement with a tenant for 18,218 square feet for office space at the Company's Nine Bond Street, Brooklyn, New York building. The cost of construction and brokerage commissions to the Company will be approximately $2,000,000. The Company plans to finance these costs through operating funds. Rent is anticipated to commence in late 2011 or early 2012.


Cash Flows From Operating Activities:

Deferred Charges: The Company had expenditures for brokerage commissions in the nine months ended April 30, 2011 in the amount of $488,562, relating to two tenants at its Brooklyn, New York property. The Company also incurred $169,740 for brokerage commissions on renewals of existing tenant leases.

Payroll and Other Accrued Liabilities: The Company incurred $488,562 for brokerage commissions in order to lease space at the Company's property in Brooklyn, New York in the nine months ended April 30, 2011. The Company also incurred $169,740 for brokerage commissions on renewals of existing tenant leases

Cash Flows From Investing Activities:

The Company had expenditures of $876,072 in the nine months ended April 30, 2011 for the renovation of 18,218 square feet for office space for a tenant at the Company's Nine Bond Street Brooklyn, New York building. The cost of the project is estimated to be $1,500,000 and is anticipated to be completed in late 2011.

The Company had expenditures of $309,415 in the nine months ended April 30, 2011 for the removal of the foot bridge over Bond Street in Brooklyn, New York. The removal of the foot bridge is anticipated to be completed in June 2011. (See Note 14 to the Condensed Consolidated Financial Statements).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks:

The Company uses fixed-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2011, the Company had fixed-rate debt of $10,185,533.

Item 4.  Controls and Procedures:

The Company's management reviewed the Company's internal controls and procedures and the effectiveness of these controls. As of April 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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


   (b) Reports on Form 8-K - One report on Form 8-K was filed by the registrant during the three months ended April 30, 2011.
           Item reported:
           The Company reported its financial results for the three and six months ended January 31, 2011.
           Date of report filed - March 10, 2011.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                J.W. MAYS, Inc.
                                                 (Registrant)



Date      June 8, 2011                       Lloyd J. Shulman
      ------------------                   ---------------------------
                                               Lloyd J. Shulman
                                               President
                                               Chief Executive Officer



Date      June 8, 2011                       Mark S. Greenblatt
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

Date:   June 8, 2011

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

Date:   June 8, 2011

                                             /s/ Mark S. Greenblatt
                                             ---------------------------
                                             Mark S. Greenblatt
                                             Vice President
                                             Chief Financial Officer

                                                                    EXHIBIT 32
                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. W. Mays, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2011 as filed with the Securities and Exchange Commission (the "Report"), we, Lloyd J. Shulman and Mark S. Greenblatt, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  Date:   June 8, 2011

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