Form 10-Q
period 2011-10-31
MAYS J W INC
filed 2011-12-08
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(Registrant’s telephone number, including area code) 718-624-7400

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2011

Common Stock, $1 par value	2,015,780 shares

This report contains 22 pages.

J. W. MAYS, INC.

Part 1 - Financial Information

     Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31 2011	July 31 2011

	(Unaudited)	(Audited)
ASSETS

Property and Equipment - Net (Notes 6 and 7)	$44,741,681	$44,690,891

Current Assets:
Cash and cash equivalents (Note 5)	2,004,796	2,656,354
Marketable securities (Notes 4 and 5)	531,805	619,096
Receivables (Note 5)	277,284	264,857
Income taxes refundable	—	315,577
Deferred income taxes	456,000	331,000
Prepaid expenses	595,882	1,197,574
Security deposits	110,830	128,704

Total current assets	3,976,597	5,513,162

Other Assets:
Deferred charges	3,468,585	3,468,585
Less accumulated amortization	1,647,080	1,565,380

Net	1,821,505	1,903,205
Receivables (Note 5)	120,000	150,000
Security deposits	1,130,858	1,145,434
Unbilled receivables (Note 9)	1,704,196	1,606,099
Marketable securities (Notes 4 and 5)	1,393,516	1,332,460

Total other assets	6,170,075	6,137,198

TOTAL ASSETS	$54,888,353	$56,341,251

LIABILITIES AND SHAREHOLDERS’ EQUITY

Long-Term Debt:
Mortgages and term loan payable (Note 6)	$5,712,466	$5,750,259
Note payable - related party (Note 8)	1,000,000	1,000,000
Security deposits payable	823,824	836,235
Payroll and other accrued liabilities	57,047	85,570

Total long-term debt	7,593,337	7,672,064

Deferred Income Taxes	2,131,000	2,091,000

Current Liabilities:
Accounts payable	139,214	142,593
Payroll and other accrued liabilities	1,815,038	1,511,225
Income taxes payable	70,194	—
Other taxes payable	6,173	3,376
Current portion of long-term debt (Note 6)	1,216,828	3,346,267
Current portion of security deposits payable	123,830	141,704

Total current liabilities	3,371,277	5,145,165

TOTAL LIABILITIES	13,095,614	14,908,229

Shareholders’ Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of $59,000 at October 31, 2011 and $64,000 at July 31, 2011	113,955	126,415
Retained earnings	37,442,094	37,069,917

	43,080,591	42,720,874
Less common stock held in treasury, at cost - 162,517 shares at October 31, 2011 and at July 31, 2011 (Note 12)	1,287,852	1,287,852

Total shareholders’ equity	41,792,739	41,433,022

Contingencies (Note 13)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,888,353	$56,341,251

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Three Months Ended October 31

	2011	2010

	(Unaudited)	(Unaudited)

Revenues
Rental income (Notes 5 and 9)	$3,982,537	$3,608,290

Total revenues	3,982,537	3,608,290

Expenses
Real estate operating expenses	2,014,265	1,863,977
Administrative and general expenses	940,421	874,173
Depreciation and amortization (Note 7)	386,797	391,195

Total expenses	3,341,483	3,129,345

Income from operations before investment income, interest expense and income taxes	641,054	478,945

Investment income and interest expense:
Investment income (Note 4)	2,812	22,866
Interest expense (Notes 6, 8, and 11)	(151,689)	(177,856)

	(148,877)	(154,990)

Income from operations before income taxes	492,177	323,955
Income taxes provided	120,000	149,000

Net income	372,177	174,955
Retained earnings, beginning of period	37,069,917	36,539,561

Retained earnings, end of period	$37,442,094	$36,714,516

Income per common share (Note 2)	$.18	$.09

Dividends per share	$—	$—

Average common shares outstanding	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended October 31

	2011	2010

	(Unaudited)	(Unaudited)

Net Income	$372,177	$174,955

Other comprehensive income (loss), net of taxes (Note 3)

Unrealized gain (loss) on available-for-sale securities, net of taxes (benefit) of ($5,000) and $22,000 for the three months ended October 31, 2011 and 2010, respectively,	(12,460)	43,553

Comprehensive income	$359,717	$218,508

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended October 31

	2011	2010

	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$372,177	$174,955

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	386,797	391,195
Amortization of deferred charges	81,700	84,107
Realized loss on sale of marketable securities	8,202	—
Other assets - deferred charges	—	(485,257)
- unbilled receivables	(98,097)	103,273
Deferred income taxes	(80,000)	(26,000)
Changes in:
Receivables	17,573	(9,570)
Income taxes refundable	315,577	174,948
Prepaid expenses	601,692	492,446
Accounts payable	(3,379)	67,989
Payroll and other accrued liabilities	275,290	509,747
Income taxes payable	70,194	—
Other taxes payable	2,797	2,921

Cash provided by operating activities	1,950,523	1,480,754

Cash Flows From Investing Activities:
Capital expenditures	(437,587)	(190,136)
Security deposits	32,450	2,866
Marketable securities:
Receipts from sales or maturities	179,941	28,542
Payments for purchases	(179,368)	(579)

Cash (used) by investing activities	(404,564)	(159,307)

Cash Flows From Financing Activities:
(Decrease) - security deposits	(30,285)	(2,866)
Mortgage and other debt payments	(2,167,232)	(103,051)

Cash (used) by financing activities	(2,197,517)	(105,917)

Increase (decrease) in cash and cash equivalents	(651,558)	1,215,530

Cash and cash equivalents at beginning of period	2,656,354	1,551,630

Cash and cash equivalents at end of period	$2,004,796	$2,767,160

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Company’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include allowance for doubtful accounts, depreciation and amortization, income tax assets and liabilities, fair value of marketable securities and revenue recognition. Estimates are based on historical experience where applicable or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2011 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s latest Form 10-K Annual Report for the fiscal year ended July 31, 2011. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2012.

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

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2011 and October 31, 2010.

3.	Comprehensive Income:

“FASB” (Financial Accounting Standards Board) “ASC” (Accounting Standards Codification) 220-10, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. Comprehensive income is defined to include all changes in equity except those resulting from investments by and distributions to shareholders.

4.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the three months ended October 31, 2011 and October 31, 2010. The implementation of ASC 820-10, “Fair Value Measurements”, had no impact on the presentation of marketable securities in the Company’s financial statements. The Company did not have any assets valued using Level 2 or 3 valuation methods during the three months ended October 31, 2011 and October 31, 2010.

In accordance with the provisions of Fair Value Measurements, the following are the entity’s financial assets presented at fair value at October 31, 2011.

			Fair value measurements at reporting date using

		Quoted prices in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs		Quoted prices in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs

Description	October 31 2011	(Level 1)	(Level 2)	(Level 3)	July 31 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable securities - available-for-sale	$1,316,573	$1,316,573	$—	$—	$1,332,460	$1,332,460	$—	$—
held-to-maturity	563,280	563,280	—	—	575,937	575,937	—	—

	$1,879,853	$1,879,853	$—	$—	$1,908,397	$1,908,397	$—	$—

As of October 31, 2011 and July 31, 2011, the Company’s marketable securities were classified as follows:

	October 31, 2011				July 31, 2011

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
Held-to-maturity:
Certificate of deposit	$50,184	$—	$—	$50,184	$50,157	$—	$—	$50,157

Corporate debt securities	481,621	3,940	—	485,561	568,939	7,072	74	575,937

	$531,805	$3,940	$—	$535,745	$619,096	$7,072	$74	$626,094

Noncurrent:
Available-for-sale:
Mutual funds	$1,033,367	$83,286	$—	$1,116,653	$1,031,793	$107,627	$—	$1,139,420
Equity securities	110,252	89,668	—	199,920	110,252	82,788	—	193,040

	$1,143,619	$172,954	$—	$1,316,573	$1,142,045	$190,415	$—	$1,332,460

Held-to-maturity:
Corporate debt securities	$76,943	$776	$—	$77,719	$—	$—	$—	$—

Investment income consists of the following:

	Three Months Ended October 31

	2011	2010

Loss on sale of marketable securities	$(8,202)	$—
Interest income	6,294	13,364
Dividend income	4,720	9,502

Total	$2,812	$22,866

5.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from forty-eight tenants, of which one tenant accounted for 23.76% and another tenant accounted for 16.69% of rental income during the three months ended October 31, 2011. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at October 31, 2011 and July 31, 2011 provided by one tenant.

6.	Long-Term Debt – Mortgages and Term Loan:

					October 31, 2011		July 31, 2011

			Current Annual Interest Rate	Final Payment Date	Due Within One Year	Due After One Year	Due Within One Year	Due After One Year

Mortgages:
Jamaica, New York property	(a	)	6%	4/01/12	$1,067,418	$—	$1,085,542	$—
Jamaica, New York property	(b	)	6.81%	10/01/11	—	—	2,113,948	—
Fishkill, New York property	(c,d	)	6.98%	2/18/15	42,402	1,621,198	41,655	1,631,924
Bond St. building, Brooklyn, NY	(d	)	6.98%	2/18/15	107,008	4,091,268	105,122	4,118,335

Total					$1,216,828	$5,712,466	$3,346,267	$5,750,259

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

(b)

The Company, on December 13, 2000, closed a loan with a bank in the amount of $3,500,000. The loan was secured by a second position leasehold mortgage covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. The Company paid the balance due on the loan in the amount of $2,090,493 in September 2011.

(c)

On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 6(d) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(d)

The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan financed seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company’s Brooklyn, New York (Bond Street building) and Fishkill, New York properties through February 2008. The loan also financed $850,000 towards the construction of two new elevators at the Company’s Brooklyn, New York property (Bond Street building). The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the “First

Permanent Loan”)(see Note 6(c)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the “Second Permanent Loan”), and c) multiple, successively subordinate loans in the amount $8,295,274 (“Subordinate Building Loans”). As of August 19, 2004, the Company refinanced the existing mortgage on the Company’s Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company’s Bond Street building in Brooklyn, New York. In fiscal 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company’s Bond Street building in Brooklyn, New York. The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan was for the new elevators at the Company’s Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. The $850,000 was drawn down in fiscal 2010.

7.	Property and Equipment – at cost:

	October 31 2011	July 31 2011

Property:
Buildings and improvements	$65,887,389	$65,575,947
Improvements to leased property	3,445,698	3,445,698
Land	6,067,805	6,067,805
Construction in progress	1,680,603	1,554,457

	77,081,495	76,643,907
Less accumulated depreciation	32,427,499	32,051,431

Property - net	44,653,996	44,592,476

Fixtures and equipment and other:
Fixtures and equipment	533,341	533,341
Other fixed assets	209,864	209,864

	743,205	743,205
Less accumulated depreciation	655,520	644,790

Fixtures and equipment and other - net	87,685	98,415

Property and equipment - net	$44,741,681	$44,690,891

8.	Note Payable:

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

10.	Employees’ Retirement Plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan for the three months ended October 31, 2011 and 2010, respectively, were $6,568 and $6,472. The Company also contributes to union sponsored health benefit plans.

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $84,911 and $82,518 as contributions to the Plan for the three months ended October 31, 2011 and 2010, respectively.

11.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:

	Three Months Ended October 31

	2011	2010

Interest paid, net of capitalized interest of $1,269 (2011) and $3,598 (2010)	$164,218	$178,403

Income taxes paid (refunded)	$(185,771)	$53

12.	Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2011 and at July 31, 2011.

13.	Contingencies:

There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.

The Company was required to remove the foot bridge over Bond Street in Brooklyn, New York by June 2012. The removal of the foot bridge was completed in November 2011 at a cost of $309,423. These expenditures were accrued as of July 31, 2011 and included in the audited financial statements included in the July 31, 2011 Form 10-K.

If the Company sells, transfers, disposes of or demolishes 25 Elm Place, Brooklyn, New York, then the Company may be liable to create a condominium unit for the loading dock. The necessity of creating the condominium unit and the cost of such condominium unit cannot be determined at this time.

Item 2.

J. W. MAYS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes thereto contained in this report. In this discussion, the words “Company”, “we”, “our” and “us” refer to J.W. Mays, Inc. and subsidiaries.

Forward Looking Statements:

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words “outlook”, “intend”, “plans”, “efforts”, “anticipates”, “believes”, “expects” or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified under the heading “Cautionary Statement Regarding Forward-Looking Statements” below. Our actual results may vary significantly from the results contemplated by these forward-looking statements based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets we serve.

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on page 7 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 8 and 9 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2011).

Results of Operations:

Three Months Ended October 31, 2011 Compared to the Three Months Ended October 31, 2010:

In the three months ended October 31, 2011, the Company reported net income of $372,177, or $.18 per share. In the comparable three months ended October 31, 2010, the Company reported net income of $174,955, or $.09 per share.

Revenues in the current three months increased to $3,982,537 from $3,608,290 in the comparable 2010 three months primarily due to increased rents from existing tenants.

Real estate operating expenses in the current three months increased to $2,014,265 from $1,863,977 in the comparable 2010 three months primarily due to increases in payroll costs and utility costs.

Administrative and general expenses in the current three months increased to $940,421 from $874,173 in the comparable 2010 three months primarily due to increases in payroll costs and legal and professional costs.

Depreciation and amortization expense in the current three months decreased to $386,797 from $391,195 in the comparable 2010 three months.

Interest expense in the current three months exceeded investment income by $148,877 and by $154,990 in the comparable 2010 three months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $2,004,796 at October 31, 2011.

In September 2009, the Company entered into a lease agreement with a drive-in restaurant at the Company’s Massapequa premises. The drive-in restaurant intends to construct a new building. The tenant’s occupancy is subject to it receiving the necessary building permits and licenses to construct the building and open for business within a reasonable time period. Rent is anticipated to commence in 2012. This will replace the tenant that vacated the premises in April 2009. The rental income from this lease agreement will more than offset the rental income lost from the previous tenant.

In October, 2010, the Company entered into a lease agreement with a tenant for 18,218 square feet for office space at the Company’s Nine Bond Street, Brooklyn, New York building. The cost of construction and brokerage commissions to the Company was $2,114,544. The Company has financed these costs through operating funds. The project was completed in November 2011. Rent will commence in early 2012.

In September, 2011, the Company paid the outstanding balance of a loan on the Jamaica, New York property in the amount of $2,090,493 (see Note 6(b) to the Condensed Consolidated Financial Statements).

Cash Flows From Investing Activities:

The Company had expenditures of $124,878 in the three months ended October 31, 2011 for the renovation of 18,218 square feet for office space for a tenant at the Company’s Nine Bond Street Brooklyn, New York building. The cost of the project was $1,639,404 and was completed in November 2011. The Company also had expenditures of $258,000 in the three months ended October 31, 2011 for a new heating system at its 25 Elm Place, Brooklyn, New York building.

Cash Flows From Financing Activities:

The Company paid the outstanding balance of a loan on the Jamaica, New York property in the amount of $2,090,493.

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, our expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States;
•	the ability to obtain credit from financial institutions and at what costs;
•	changes in the financial condition of our customers;
•	changes in regulatory environment;
•	lease cancellations;
•	changes in our estimates of costs;
•	war and/or terrorist attacks on facilities where services are or may be provided;
•	outcomes of pending and future litigation;
•	increasing competition by other companies;
•	compliance with our loan covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and
•	changes in estimates used in our critical accounting policies.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any additional disclosures we make in proxy statements, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2011, the Company had fixed-rate debt of $7,929,294.

Item 4.	Controls and Procedures:

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of October 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

There was no change in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II - Other Information

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2011.

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit Number	Exhibit	Sequentially Numbered Page

(3)	Articles of Incorporation and Bylaws	N/A

(10)	Material contracts	N/A

(11)	Statement re computation of per share earnings	N/A

(12)	Statement re computation of ratios	N/A

(14)	Code of ethics	N/A

(15)	Letter re unaudited interim financial information	N/A

(18)	Letter re change in accounting principles	N/A

(19)	Report furnished to security holders	N/A

(31)	Additional exhibits—Certifications Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
	(31.1) Chief Executive Officer	20
	(31.2) Chief Financial Officer	21

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	22

(b)	Reports on Form 8-K – Four reports on Form 8-K was filed by the registrant during the three months ended October 31, 2011.
Items reported:
The Company reported its financial results for the three months and year ended July 31, 2011. Date of report filed - October 6, 2011.

The Company reported the departure of a director. Date of report filed - October 11, 2011.

The Company reported the election of a director. Date of report filed - October 14, 2011.

The Company reported the results of the Submission of Matters to a vote of security holders. Date of report filed - November 23, 2011.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.

(Registrant)

Date	December 7, 2011	Lloyd J. Shulman

Lloyd J. Shulman
President
Chief Executive Officer

Date	December 7, 2011	Mark S. Greenblatt

Mark S. Greenblatt
Vice President
Chief Financial Officer