Form 10-Q
period 2012-01-31
MAYS J W INC
filed 2012-03-08
CIK 54187

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2012

Common Stock, $1 par value	2,015,780 shares

This report contains 23 pages.

J. W. MAYS, INC.

Part 1 - Financial Information
Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31 2012	July 31 2011

	(Unaudited)	(Audited)
ASSETS
Property and Equipment - Net (Notes 4,7 and 8)	$44,823,092	$44,690,891

Current Assets:
Cash and cash equivalents (Note 6)	1,363,386	2,656,354
Marketable securities (Notes 5 and 6)	250,653	619,096
Receivables (Note 6)	357,124	264,857
Income taxes refundable	103,988	315,577
Deferred income taxes	486,000	331,000
Prepaid expenses	1,069,291	1,197,574
Security deposits	180,991	128,704

Total current assets	3,811,433	5,513,162

Other Assets:
Deferred charges	3,543,324	3,468,585
Less accumulated amortization	1,738,180	1,565,380

Net	1,805,144	1,903,205
Receivables (Note 6)	120,000	150,000
Security deposits	1,070,582	1,145,434
Unbilled receivables (Note 10)	1,879,270	1,606,099
Marketable securities (Notes 5 and 6)	1,954,005	1,332,460

Total other assets	6,829,001	6,137,198

TOTAL ASSETS	$55,463,526	$56,341,251

LIABILITIES AND SHAREHOLDERS’ EQUITY

Long-Term Debt:
Mortgages and term loan payable (Note 7)	$5,673,986	$5,750,259
Note payable - related party (Note 9)	1,000,000	1,000,000
Security deposits payable	736,168	836,235
Payroll and other accrued liabilities	69,504	85,570

Total long-term debt	7,479,658	7,672,064

Deferred Income Taxes	2,413,000	2,091,000

Current Liabilities:
Accounts payable	72,324	142,593
Payroll and other accrued liabilities	1,962,126	1,511,225
Other taxes payable	5,421	3,376
Current portion of long-term debt (Note 7)	1,201,112	3,346,267
Current portion of security deposits payable	193,991	141,704

Total current liabilities	3,434,974	5,145,165

TOTAL LIABILITIES	13,327,632	14,908,229

Shareholders’ Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of $74,000 at January 31, 2012 and $64,000 at July 31, 2011	143,365	126,415
Retained earnings	37,755,839	37,069,917

	43,423,746	42,720,874
Less common stock held in treasury, at cost - 162,517 shares at January 31, 2012 and at July 31, 2011 (Note 13)	1,287,852	1,287,852

Total shareholders’ equity	42,135,894	41,433,022

Contingencies (Note 14)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,463,526	$56,341,251

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Three Months Ended January 31		Six Months Ended January 31

	2012	2011	2012	2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Rental income (Notes 6 and 10)	$4,109,237	$3,706,931	$8,091,774	$7,315,221

Total revenues	4,109,237	3,706,931	8,091,774	7,315,221

Expenses
Real estate operating expenses	2,109,775	2,068,244	4,124,040	3,932,221
Administrative and general expenses	945,545	1,024,686	1,885,966	1,898,859
Depreciation and amortization (Note 8)	393,337	390,083	780,134	781,278

Total expenses	3,448,657	3,483,013	6,790,140	6,612,358

Income from operations before investment income, interest expense and income taxes	660,580	223,918	1,301,634	702,863

Investment income and interest expense:
Investment income (Note 5)	15,405	30,494	18,217	53,360
Interest expense (Notes 7, 9 and 12)	(138,240)	(169,026)	(289,929)	(346,882)

	(122,835)	(138,532)	(271,712)	(293,522)

Income from operations before income taxes	537,745	85,386	1,029,922	409,341
Income taxes provided	224,000	91,000	344,000	240,000

Net income (loss) from continuing operations	313,745	(5,614)	685,922	169,341
Discontinued Operations (Note 4)
(Loss) from discontinued operations - net of taxes	—	(177,360)	—	(177,360)

Net income (loss)	313,745	(182,974)	685,922	(8,019)

Retained earnings, beginning of period	37,442,094	36,714,516	37,069,917	36,539,561

Retained earnings, end of period	$37,755,839	$36,531,542	$37,755,839	$36,531,542

Income per common share (Note 2)
Income from continuing operations	$.16	$—	$.34	$.08
(Loss) from discontinued operations	—	(.09)	—	(.09)

Net income (loss)	$.16	$(.09)	$.34	$(.01)

Dividends per share	$—	$—	$—	$—

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended January 31		Six Months Ended January 31

	2012	2011	2012	2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$313,745	$(182,974)	$685,922	$(8,019)

Other comprehensive income (loss), net of taxes (Note 3)

Unrealized gain on available-for-sale securities, net of taxes of $15,000 and $7,000 for the three months ended January 31, 2012 and 2011, respectively, and $10,000 and $29,000 for the six months ended January 31, 2012 and 2011, respectively.	29,410	12,136	16,950	55,689

Comprehensive income (loss)	$343,155	$(170,838)	$702,872	$47,670

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended January 31

	2012	2011

	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income from continuing operations	$685,922	$169,341
(Loss) from discontinued operations - net of taxes	—	(177,360)

Net income (loss)	685,922	(8,019)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	780,134	781,278
Amortization of deferred charges	172,800	168,214
Realized loss on sale of marketable securities	14,232	—
Other assets - deferred charges	(74,739)	(661,753)
- unbilled receivables	(273,171)	286,473
Deferred income taxes	157,000	(137,000)
Changes in:
Receivables	(62,267)	(112,429)
Income taxes refundable	211,589	175,430
Prepaid expenses	128,283	20,236
Accounts payable	(70,269)	52,376
Payroll and other accrued liabilities	434,835	1,165,725
Other taxes payable	2,045	3,124

Cash provided by operating activities	2,106,394	1,733,655

Cash Flows From Investing Activities:
Capital expenditures	(912,335)	(508,250)
Security deposits	22,565	1,992
Marketable securities:
Receipts from sales or maturities	455,387	207,387
Payments for purchases	(695,771)	(3,541)

Cash (used) by investing activities	(1,130,154)	(302,412)

Cash Flows From Financing Activities:
(Decrease) - security deposits	(47,780)	(1,992)
Mortgage and other debt payments	(2,221,428)	(187,533)

Cash (used) by financing activities	(2,269,208)	(189,525)

Increase (decrease) in cash and cash equivalents	(1,292,968)	1,241,718

Cash and cash equivalents at beginning of period	2,656,354	1,551,630

Cash and cash equivalents at end of period	$1,363,386	$2,793,348

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and six months ended January 31, 2012 and January 31, 2011.

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

The Company’s lease with its landlords at the Jowein building in Brooklyn, New York expired on April 30, 2010. The Company returned the premises in “as is” condition and the Company has no obligation to correct, cure or take any action relating to repairing such premises other than the cure of certain existing violations.

As part of the settlement the Company paid to the landlords’ successor (“490 Owner”) $1,000,000. The Company also transferred to 490 Owner title to 484 Fulton Street, Brooklyn, New York (with an appraised value of $4,490,000) subject to the existing tenancy and 490 Owner has caused title to 14 Hanover Place, Brooklyn, New York (with an appraised value of $900,000) to be transferred to the Company. The appraised values of the two buildings were based upon a review of “comparables” (other properties which are believed by the appraisers to be similar to the properties subject to the appraisals). The appraised values of the two properties were not derived from a negotiation between the parties as to the actual purchase and sale prices for such properties since no such negotiation took place. Nor were such appraised values derived using other valuation methods, such as the net present value from cash flows. Accordingly, these appraised values are merely estimated values of the properties. The exchange was accounted for under ASC Topic 805 “Exchanges of Nonmonetary Assets.”

The Condensed Consolidated Statements of Income and Retained Earnings have been reclassified to show discontinued operations as a line item. The components are as follows:

	Three Months Ended January 31		Six Months Ended January 31

	2012	2011	2012	2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Rental income	$—	$—	$—	$—

Expenses
Real estate operating expenses	—	—	—	—
Lease termination expenses	—	302,360	—	302,360
Depreciation and amortization	—	—	—	—

Total	—	302,360	—	302,360

(Loss) from discontinued operations	—	(302,360)	—	(302,360)
Income tax (benefit)	—	(125,000)	—	(125,000)

Net (loss) from discontinued operations - net of taxes	$—	$(177,360)	$—	$(177,360)

5.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the six months ended January 31, 2012 and January 31, 2011. The Company did not have any assets valued using Level 2 or 3 valuation methods during the six months ended January 31, 2012 and January 31, 2011.

In accordance with the provisions of Fair Value Measurements, the following are the Company’s financial assets presented at fair value at January 31, 2012.

	Fair value measurements at reporting date using

		Quoted prices in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs		Quoted prices in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs

Description	January 31 2012	(Level 1)	(Level 2)	(Level 3)	July 31 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable securities -
available-for-sale	$1,877,368	$1,877,368	$—	$—	$1,332,460	$1,332,460	$—	$—
held-to-maturity	282,200	282,200	—	—	575,937	575,937	—	—

	$2,159,568	$2,159,568	$—	$—	$1,908,397	$1,908,397	$—	$—

As of January 31, 2012 and July 31, 2011, the Company’s marketable securities were classified as follows:

	January 31, 2012				July 31, 2011

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
Held-to-maturity:
Certificate of deposit	$50,203	$—	$—	$50,203	$50,157	$—	$—	$50,157
Corporate debt securities	200,450	2,625	—	203,075	568,939	7,072	74	575,937

	$250,653	$2,625	$—	$253,278	$619,096	$7,072	$74	$626,094

Noncurrent:
Available-for-sale:
Mutual funds	$1,250,493	$105,060	$796	$1,354,757	$1,031,793	$107,627	$—	$1,139,420
Equity securities	409,510	116,031	2,930	522,611	110,252	82,788	—	193,040

	$1,660,003	$221,091	$3,726	$1,877,368	$1,142,045	$190,415	$—	$1,332,460

Held-to-maturity:
Corporate debt securities	$76,637	$2,488	$—	$79,125	$—	$—	$—	$—

The Company’s debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at January 31, 2012, are as follows.

	Fair Value	Less Than 12 Months	More Than 12 Months

Mutual Funds	$251,720	$796	$—
Equity securities	97,053	2,930	—

	$348,773	$3,726	$—

Investment income consists of the following:

	Three Months Ended January 31		Six Months Ended January 31

	2012	2011	2012	2011

Loss on sale of marketable securities	$(6,030)	$—	$(14,232)	$—
Interest income	2,058	14,937	8,352	28,301
Dividend income	19,377	15,557	24,097	25,059

Total	$15,405	$30,494	$18,217	$53,360

6.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from forty-eight tenants, of which one tenant accounted for 23.39% and another tenant accounted for 16.44% of rental income during the six months ended January 31, 2012. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at January 31, 2012 and July 31, 2011 provided by one tenant as a security deposit.

7.	Long-Term Debt – Mortgages and Term Loan:

				January 31, 2012		July 31, 2011

		Current Annual Interest Rate	Final Payment Date	Due Within One Year	Due After One Year	Due Within One Year	Due After One Year

Mortgages:
Jamaica, New York property	(a)	6%	4/01/12	$1,049,021	$—	$1,085,542	$—
Jamaica, New York property	(b)	6.81%	10/01/11	—	—	2,113,948	—
Fishkill, New York property	(c,d)	6.98%	2/18/15	43,164	1,610,277	41,655	1,631,924
Bond St. building, Brooklyn, NY	(d)	6.98%	2/18/15	108,927	4,063,709	105,122	4,118,335

Total				$1,201,112	$5,673,986	$3,346,267	$5,750,259

(a)

The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan is secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. In March 2007, the Company extended the loan for five years with an option for an additional five year period. The interest rate for the initial five years was 6.00% per annum. Interest and amortization of principal will be made in constant monthly amounts based on a fifteen year (15) payout period. The outstanding balance of the loan totaling $1,036,602 will become due and payable on April 1, 2012. The Company has decided to pay the loan in full upon maturity.

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

(d)

The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan financed seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company’s Brooklyn, New York (Bond Street building) and Fishkill, New York properties through February 2008. The loan also financed $850,000 towards the construction of two new elevators at the Company’s Brooklyn, New York property (Bond Street building). The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the “First Permanent Loan”)(see Note 7(c)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the “Second

Permanent Loan”), and c) multiple, successively subordinate loans in the amount $8,295,274 (“Subordinate Building Loans”). As of August 19, 2004, the Company refinanced the existing mortgage on the Company’s Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company’s Bond Street building in Brooklyn, New York. In fiscal years 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company’s Bond Street building in Brooklyn, New York. The Company, in February 2008, converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan was for the new elevators at the Company’s Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. The $850,000 was drawn down in fiscal 2010.

8.	Property and Equipment – at cost:

	January 31 2012	July 31 2011

Property:
Buildings and improvements	$67,872,275	$65,575,947
Improvements to leased property	3,445,698	3,445,698
Land	6,067,805	6,067,805
Construction in progress	170,464	1,554,457

	77,556,242	76,643,907
Less accumulated depreciation	32,805,165	32,051,431

Property - net	44,751,077	44,592,476

Fixtures and equipment and other:
Fixtures and equipment	533,341	533,341
Other fixed assets	209,864	209,864

	743,205	743,205
Less accumulated depreciation	671,190	644,790

Fixtures and equipment and other - net	72,015	98,415

Property and equipment - net	$44,823,092	$44,690,891

9.	Note Payable:

On December 15, 2004, the Company borrowed $1,000,000 from a former director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan was for a period of three (3) years maturing on December 15, 2007 and was extended for an additional three (3) years maturing on December 15, 2010, at an interest rate of 7.50% per annum. The constant quarterly payments of interest were $18,750 through December 15, 2010. The Company, on November 11, 2010, further extended the note for an additional three (3) years maturing on December 15, 2013, at an interest rate of 5.00% per annum. The constant quarterly payment of interest is $12,500. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The interest paid was $12,500 and $25,000 for the three and six months ended January 31, 2012, respectively, and $15,625 and $34,375 for the three and six months ended January 31, 2011 respectively.

10.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

11.	Employees’ Retirement Plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan were $10,065 and $16,633 for the three and six months ended January 31, 2012, respectively, and $6,844 and $13,316 for the three and six months ended January 31, 2011, respectively. The Company also contributes to union sponsored health benefit plans.

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $87,597 and $172,508 as contributions to the Plan for the three and six months ended January 31, 2012, respectively, and $88,913 and $171,431 as contributions to the Plan for the three and six months ended January 31, 2011, respectively.

12.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:

	Six Months Ended January 31

	2012	2011

Interest paid, net of capitalized interest of $1,269 (2012) and $11,460 (2011)	$302,764	$351,037

Income taxes paid (refunded)	$(24,589)	$76,571

13.	Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2012 and at July 31, 2011.

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

Forward Looking Statements:

The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. The words “outlook”, “intend”, “plans”, “efforts”, “anticipates”, “believes”, “expects” or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified under the heading “Cautionary Statement Regarding Forward-Looking Statements” below. Our actual results may vary significantly from the results contemplated by these forward-looking statements based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets we serve.

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

Results of Operations:

Three months Ended January 31, 2012 Compared to the Three months Ended January 31, 2011:

In the three months ended January 31, 2012, the Company reported net income of $313,745, or $.16 per share. In the comparable three months ended January 31, 2011, the Company reported a net loss of ($182,974), or ($.09) per share.

In the three months ended January 31, 2012, the Company reported net income from continuing operations of $313,745, or $.16 per share. In the comparable three months ended January 31, 2011, the Company reported a net loss from continuing operations of ($5,614), or ($.00) per share.

In the three months ended January 31, 2012, the Company did not have income (loss) from discontinued operations. In the comparable three months ended January 31, 2011, the Company reported a net loss from discontinued operations of ($177,360), or ($.09) per share.

Revenues from continuing operations in the current three months increased to $4,109,237 from $3,706,931 in the comparable 2011 three months primarily due to increased rents from existing tenants.

Real estate operating expenses from continuing operations in the current three months increased to $2,109,775 from $2,068,244 in the comparable 2011 three months primarily due to increases in real estate taxes, payroll costs and rental expense partially offset by a decrease in utilities.

Administrative and general expenses from continuing operations in the current three months decreased to $945,545 from $1,024,686 in the comparable 2011 three months primarily due to decreases in payroll costs, medical costs and bad debt expense partially offset by an increase in legal and professional costs.

Depreciation and amortization expense from continuing operations in the current three months increased to $393,337 from $390,083 in the comparable 2011 three months.

Interest expense in the current three months exceeded investment income by $122,835 and by $138,532 in the comparable 2011 three months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Six months Ended January 31, 2012 Compared to the Six months Ended January 31, 2011:

In the six months ended January 31, 2012, the Company reported net income of $685,922, or $.34 per share. In the comparable six months ended January 31, 2011, the Company reported a net loss of ($8,019), or ($.01) per share.

In the six months ended January 31, 2012, the Company reported net income from continuing operations of $685,922, or $.34 per share. In the comparable six months ended January 31, 2011, the Company reported net income from continuing operations of $169,341, or $.08 per share.

In the six months ended January 31, 2012, the Company did not have income (loss) from discontinued operations. In the comparable six months ended January 31, 2011, the Company reported a net loss from discontinued operations of ($177,360), or ($.09) per share.

Revenues from continuing operations in the current six months increased to $8,091,774 from $7,315,221 in the comparable 2011 six months primarily due to increased rents from existing tenants.

Real estate operating expenses from continuing operations in the current six months increased to $4,124,040 from $3,932,221 in the comparable 2011 six months primarily due to increases in real estate taxes, payroll costs and rental expense.

Administrative and general expenses from continuing operations in the current six months decreased to $1,885,966 from $1,898,859 in the comparable 2011 six months primarily due to decreases in bad debt expense and medical costs partially offset by an increase in legal and professional costs.

Depreciation and amortization expense from continuing operations in the current six months decreased to $780,134 from $781,278 in the comparable 2011 six months.

Interest expense in the current six months exceeded investment income by $271,712 and by $293,522 in the comparable 2011 six months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $1,363,386 at January 31, 2012.

In September 2009, the Company entered into a lease agreement with a drive-in restaurant at the Company’s Massapequa premises. The drive-in restaurant will construct a new building. Rent will commence in April 2012. This will replace the tenant that vacated the premises in April 2009. The rental income from this lease agreement will more than offset the rental income lost from the previous tenant.

In October, 2010, the Company entered into a lease agreement with a tenant for 18,218 square feet for office space at the Company’s Nine Bond Street, Brooklyn, New York building. The cost of construction and brokerage commissions to the Company was $2,160,241. The Company has financed these costs through operating funds. The project was completed in November 2011. Rent will commence in March 2012.

In September, 2011, the Company paid the outstanding balance of a loan on the Jamaica, New York property in the amount of $2,090,493 (see Note 7(b) to the Condensed Consolidated Financial Statements).

Cash Flows From Operating Activities:

Deferred Charges: The Company had expenditures for brokerage commissions in the six months ended January 31, 2011 in the amount of $74,739, relating to a tenant at its Massapequa, New York property.

Payroll and Other Accrued Liabilities: The Company incurred $74,739 for brokerage commissions in order to lease space at the Company’s property in Massapequa, New York in the six months ended January 31, 2011. The Company also owed the balance of $278,720 at January 31, 2012 for the new electrical service at its 25 Elm Place, Brooklyn, New York building.

Cash Flows From Investing Activities:

The Company had expenditures of $147,884 in the six months ended January 31, 2012 for the renovation of 18,218 square feet for office space for a tenant at the Company’s Nine Bond Street Brooklyn, New York building. The cost of the project was $1,684,831 and was completed in November 2011. The Company also had expenditures of $258,000 and $307,898 in the six months ended January 31, 2012 for a new heating system and electrical service respectively, at its 25 Elm Place, Brooklyn, New York building.

Cash Flows From Financing Activities:

The Company paid the outstanding balance of a loan on the Jamaica, New York property in the amount of $2,090,493 in September 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2012, the Company had fixed-rate debt of $7,875,098.

Item 4. Controls and Procedures:

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of January 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

There was no change in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II - Other Information

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2011.

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit Number	Exhibit	Sequentially Numbered Page

(3)	Articles of Incorporation and Bylaws.	N/A

(10)	Material contracts.	N/A

(11)	Statement re computation of per share earnings	N/A

(12)	Statement re computation of ratios	N/A

(14)	Code of ethics	N/A

(15)	Letter re unaudited interim financial information	N/A

(18)	Letter re change in accounting principles.	N/A

(19)	Report furnished to security holders.	N/A

(31)	Additional exhibits--Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	21
	(31.2) Chief Financial Officer	22

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	23

(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant during the three months ended January 31, 2012.

Items reported:

The Company reported the results of the Submission of Matters to a vote of security holders. Date of report filed - November 23, 2011.

The Company reported its financial results for the three months ended October 31, 2011. Date of report filed - December 8, 2011.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.

(Registrant)

Date	March 7, 2012	Lloyd J. Shulman

Lloyd J. Shulman
President
Chief Executive Officer

Date	March 7, 2012	Mark S. Greenblatt

Mark S. Greenblatt
Vice President
Chief Financial Officer

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.

(Registrant)

Date	March 7, 2012

Lloyd J. Shulman
President
Chief Executive Officer

Date	March 7, 2012

Mark S. Greenblatt
Vice President
Chief Financial Officer