Form 10-Q
period 2012-04-30
MAYS J W INC
filed 2012-06-07
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2012

Common Stock, $1 par value	2,015,780 shares

This report contains 22 pages.

J. W. MAYS, INC.

Part 1 - Financial Information
  Item 1 - Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30 2012	July 31 2011

	(Unaudited)	(Audited)
ASSETS

Property and Equipment - Net (Notes 4, 7 and 8)	$44,585,865	$44,690,891

Current Assets:
Cash and cash equivalents (Note 6)	904,040	2,656,354
Marketable securities (Notes 5 and 6)	200,403	619,096
Receivables (Note 6)	695,998	264,857
Income taxes refundable	69,972	315,577
Deferred income taxes	634,000	331,000
Prepaid expenses	566,055	1,197,574
Security deposits	180,991	128,704

Total current assets	3,251,459	5,513,162

Other Assets:
Deferred charges	3,605,846	3,468,585
Less accumulated amortization	1,825,811	1,565,380

Net	1,780,035	1,903,205
Receivables (Note 6)	120,000	150,000
Security deposits	1,036,743	1,145,434
Unbilled receivables (Note 10)	2,061,364	1,606,099
Marketable securities (Notes 5 and 6)	2,300,129	1,332,460

Total other assets	7,298,271	6,137,198

TOTAL ASSETS	$55,135,595	$56,341,251

LIABILITIES AND SHAREHOLDERS’ EQUITY

Long-Term Debt:
Mortgages payable (Note 7)	$5,632,606	$5,750,259
Note payable - related party (Note 9)	1,000,000	1,000,000
Security deposits payable	767,404	836,235
Payroll and other accrued liabilities	28,536	85,570

Total long-term debt	7,428,546	7,672,064

Deferred Income Taxes	3,134,000	2,091,000

Current Liabilities:
Accounts payable	41,486	142,593
Payroll and other accrued liabilities	1,906,745	1,511,225
Other taxes payable	8,969	3,376
Current portion of long-term debt (Note 7)	155,896	3,346,267
Current portion of security deposits payable	180,991	141,704

Total current liabilities	2,294,087	5,145,165

TOTAL LIABILITIES	12,856,633	14,908,229

Shareholders’ Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of $114,000 at April 30, 2012 and $64,000 at July 31, 2011	146,274	126,415
Retained earnings	37,895,998	37,069,917

	43,566,814	42,720,874
Less common stock held in treasury, at cost - 162,517 shares at April 30, 2012 and at July 31, 2011 (Note 13)	1,287,852	1,287,852

Total shareholders’ equity	42,278,962	41,433,022

Contingencies (Note 14)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,135,595	$56,341,251

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Three Months Ended April 30		Nine Months Ended April 30

	2012	2011	2012	2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Rental income (Notes 6 and 10)	$4,185,661	$3,794,152	$12,277,435	$11,109,373
(Loss) on disposition of Property and Equipment	(4,215)	—	(4,215)	—

Total revenues	4,181,446	3,794,152	12,273,220	11,109,373

Expenses
Real estate operating expenses	1,918,185	2,045,169	6,042,225	5,977,390
Administrative and general expenses	902,911	788,934	2,788,877	2,687,793
Depreciation and amortization (Note 8)	395,827	387,495	1,175,961	1,168,773

Total expenses	3,216,923	3,221,598	10,007,063	9,833,956

Income from operations before investment income, interest expense and income taxes	964,523	572,554	2,266,157	1,275,417

Investment income and interest expense:
Investment income (Note 5)	4,959	20,433	23,176	73,793
Interest expense (Notes 7, 9 and 12)	(120,323)	(159,360)	(410,252)	(506,242)

	(115,364)	(138,927)	(387,076)	(432,449)

Income from operations before income taxes	849,159	433,627	1,879,081	842,968
Income taxes provided	709,000	220,000	1,053,000	460,000

Net income from continuing operations	140,159	213,627	826,081	382,968
Discontinued Operations (Note 4)
(Loss) from discontinued operations - net of taxes	—	(10,411)	—	(187,771)

Net income	140,159	203,216	826,081	195,197

Retained earnings, beginning of period	37,755,839	36,531,542	37,069,917	36,539,561

Retained earnings, end of period	$37,895,998	$36,734,758	$37,895,998	$36,734,758

Income per common share (Note 2)
Income from continuing operations	$.07	$.11	$.41	$.19
(Loss) from discontinued operations	—	—	—	(.09)

Net income	$.07	$.11	$.41	$.10

Dividends per share	$—	$—	$—	$—

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended April 30		Nine Months Ended April 30

	2012	2011	2012	2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$140,159	$203,216	$826,081	$195,197

Other comprehensive income, net of taxes (Note 3)

Unrealized gain on available-for-sale securities, net of taxes of $40,000 and $24,000 for the three months ended April 30, 2012 and 2011, respectively, and $50,000 and $53,000 for the nine months ended April 30, 2012 and 2011, respectively.	2,909	47,510	19,859	103,199

Comprehensive income	$143,068	$250,726	$845,940	$298,396

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended April 30

	2012	2011

	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income from continuing operations	$826,081	$382,968
(Loss) from discontinued operations - net of taxes	—	(187,771)

Net income	826,081	195,197

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,175,961	1,168,773
Amortization of deferred charges	260,431	252,321
Realized loss on sale of marketable securities	16,732	—
Loss on disposition of property and equipment	4,215	—
Other assets - deferred charges	(137,261)	(675,175)
- unbilled receivables	(455,265)	242,530
Deferred income taxes	690,000	(58,000)
Changes in:
Receivables	(401,141)	(13,413)
Income taxes refundable	245,605	178,460
Prepaid expenses	631,519	687,527
Accounts payable	(101,107)	125,285
Payroll and other accrued liabilities	338,486	523,980
Other taxes payable	5,593	4,853

Cash provided by operating activities	3,099,849	2,632,338

Cash Flows From Investing Activities:
Capital expenditures	(1,075,150)	(999,549)
Security deposits	56,404	(3,749)
Marketable securities:
Receipts from sales or maturities	503,361	310,716
Payments for purchases	(999,210)	(354,654)

Cash (used) by investing activities	(1,514,595)	(1,047,236)

Cash Flows From Financing Activities:
Increase (decrease) - security deposits	(29,544)	3,749
Mortgage and other debt payments	(3,308,024)	(276,600)

Cash (used) by financing activities	(3,337,568)	(272,851)

Increase (decrease) in cash and cash equivalents	(1,752,314)	1,312,251

Cash and cash equivalents at beginning of period	2,656,354	1,551,630

Cash and cash equivalents at end of period	$904,040	$2,863,881

Non-cash investing and financing activities - disposal of fully depreciated property and equipment	$2,364,440	$—

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

For the nine months ended April 30, 2012, deferred tax expense is $690,000, of which $389,000 is due to a change in the expected calculation of New York State and New York City taxes. Historically, the Company has calculated the aforementioned taxes based on capital, as such, the taxes were considered franchise taxes and were not included when calculating deferred taxes. Currently, management expects future taxes for New York State and New York City to be calculated based on income. Due to a move from a tax based on capital to a calculation based on income, the Company increased the deferred tax asset, deferred tax liability, and deferred taxes on unrealized gain on available-for-sale securities by $136,000, $551,000, and $26,000, respectively, at April 30, 2012, with the charge to deferred tax expense for $389,000.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and nine months ended April 30, 2012 and April 30, 2011.

3.	Comprehensive Income:

“FASB” (Financial Accounting Standards Board) ‘‘ASC” (Accounting Standards Codification) 220-10, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. Comprehensive income is defined to include all changes in equity except those resulting from investments by and distributions to shareholders.

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

The Condensed Consolidated Statements of Income and Retained Earnings have been reclassified to show discontinued operations as a line item. The components are as follows:

	Three Months Ended April 30		Nine Months Ended April 30

	2012	2011	2012	2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income	$—	$—	$—	$—

Expenses
Real estate operating expenses	—	—	—	—
Lease termination expenses	—	25,411	—	327,771
Depreciation and amortization	—	—	—	—

Total	—	25,411	—	327,771

(Loss) from discontinued operations	—	(25,411)	—	(327,771)
Income tax (benefit)	—	(15,000)	—	(140,000)

Net (loss) from discontinued operations - net of taxes	$—	$(10,411)	$—	$(187,771)

5.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the nine months ended April 30, 2012 and April 30, 2011. The Company did not have any assets valued using Level 2 or 3 valuation methods during the nine months ended April 30, 2012 and as of July 31, 2011.

In accordance with the provisions of Fair Value Measurements, the following are the Company’s financial assets presented at fair value at April 30, 2012 and July 31, 2011.

	Fair value measurements at reporting date using

		Quoted prices in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs		Quoted prices in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs

Description	April 30 2012	(Level 1)	(Level 2)	(Level 3)	July 31 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable securities -
available-for-sale	$2,223,697	$2,223,697	$—	$—	$1,332,460	$1,332,460	$—	$—
held-to-maturity	230,012	230,012	—	—	575,937	575,937	—	—

	$2,453,709	$2,453,709	$—	$—	$1,908,397	$1,908,397	$—	$—

As of April 30, 2012 and July 31, 2011, the Company’s marketable securities were classified as follows:

	April 30, 2012				July 31, 2011

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
Held-to-maturity:
Certificate of deposit	$50,222	$—	$—	$50,222	$50,157	$—	$—	$50,157
Corporate debt securities	150,181	1,268	—	151,449	568,939	7,072	74	575,937

	$200,403	$1,268	$—	$201,671	$619,096	$7,072	$74	$626,094

Noncurrent:
Available-for-sale:
Mutual funds	$1,253,169	$136,802	$—	$1,389,971	$1,031,793	$107,627	$—	$1,139,420
Equity securities	710,255	130,974	7,503	833,726	110,252	82,788	—	193,040

	$1,963,424	$267,776	$7,503	$2,223,697	$1,142,045	$190,415	$—	$1,332,460

Held-to-maturity:
Corporate debt securities	$76,432	$2,131	$—	$78,563	$—	$—	$—	$—

The Company’s debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at April 30, 2012, are as follows.

	Fair Value	Less Than 12 Months	More Than 12 Months

Equity securities	$91,409	$7,503	$—

Investment income consists of the following:

	Three Months Ended April 30		Nine Months Ended April 30

	2012	2011	2012	2011

Loss on sale of marketable securities	$(2,500)	$—	$(16,732)	$—
Interest income	(1,031)	8,299	7,321	36,600
Dividend income	8,490	12,134	32,587	37,193

Total	$4,959	$20,433	$23,176	$73,793

6.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from forty-nine tenants, of which one tenant accounted for 19.52% and another tenant accounted for 15.63% of rental income during the nine months ended April 30, 2012. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at April 30, 2012 and July 31, 2011 provided by one tenant as a security deposit.

7.	Long-Term Debt – Mortgages:

				April 30, 2012		July 31, 2011

		Current Annual Interest Rate	Final Payment Date	Due Within One Year	Due After One Year	Due Within One Year	Due After One Year

Jamaica, New York property	(a)	6%	4/01/12	$—	$—	$1,085,542	$—
Jamaica, New York property	(b)	6.81%	10/01/11	—	—	2,113,948	—
Fishkill, New York property	(c,d)	6.98%	2/18/15	44,243	1,598,534	41,655	1,631,924
Bond St. building, Brooklyn, NY	(d)	6.98%	2/18/15	111,653	4,034,072	105,122	4,118,335

Total				$155,896	$5,632,606	$3,346,267	$5,750,259

(a)

The Company, on September 11, 1996, closed a loan with a bank in the amount of $4,000,000. The loan was secured by a first mortgage lien covering the entire leasehold interest of the Company, as tenant, in a certain ground lease and building in the Jamaica, New York property. In March 2007, the Company extended the loan for five years with an option for an additional five year period. The interest rate for the initial five years was 6.00% per annum. Interest and amortization of principal was made in constant monthly amounts based on a fifteen year (15) payout period The Company paid off the balance of the loan in the amount of $1,036,602 in March 2012.

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

8.	Property and Equipment – at cost:

	April 30 2012	July 31 2011

Property:
Buildings and improvements	$68,160,718	$65,575,947
Improvements to leased property	1,478,012	3,445,698
Land	6,067,805	6,067,805
Construction in progress	—	1,554,457

	75,706,535	76,643,907
Less accumulated depreciation	31,221,197	32,051,431

Property - net	44,485,338	44,592,476

Fixtures and equipment and other:
Fixtures and equipment	167,687	533,341
Other fixed assets	219,384	209,864

	387,071	743,205
Less accumulated depreciation	286,544	644,790

Fixtures and equipment and other - net	100,527	98,415

Property and equipment - net	$44,585,865	$44,690,891

9.	Note Payable:

On December 15, 2004, the Company borrowed $1,000,000 from a former director of the Company, who is also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan was for a period of three (3) years maturing on December 15, 2007 and was extended for an additional three (3) years maturing on December 15, 2010, at an interest rate of 7.50% per annum. The constant quarterly payments of interest were $18,750 through December 15, 2010. The Company, on November 11, 2010, further extended the note for an additional three (3) years maturing on December 15, 2013, at an interest rate of 5.00% per annum. The constant quarterly payment of interest is $12,500. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The interest paid was $12,500 and $37,500 for the three and nine months ended April 30, 2012, respectively, and $12,500 and $46,875 for the three and nine months ended April 30, 2011 respectively.

10.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

11.	Employees’ Retirement Plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan were $6,042 and $22,675 for the three and nine months ended April 30, 2012, respectively, and $6,542 and $19,859 for the three and nine months ended April 30, 2011, respectively. The Company also contributes to union sponsored health benefit plans.

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $87,460 and $259,968 as contributions to the Plan for the three and nine months ended April 30, 2012, respectively, and $76,047 and $247,478 as contributions to the Plan for the three and nine months ended April 30, 2011, respectively.

12.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Nine Months Ended April 30

	2012	2011

Interest paid, net of capitalized interest of $1,269 (2012) and $19,701 (2011)	$429,680	$499,958

Income taxes paid	$117,395	$199,540

13.	Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2012 and at July 31, 2011.

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

If the Company sells, transfers, disposes of, or demolishes 25 Elm Place, Brooklyn, New York, then the Company may be liable to create a condominium unit for the loading dock. The necessity of creating the condominium unit and the cost of such condominium unit cannot be determined at this time.

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on page 7 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 8 and 9 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2011).

Results of Operations:

Three months Ended April 30, 2012 Compared to the Three months Ended April 30, 2011:

In the three months ended April 30, 2012, the Company reported net income of $140,159, or $.07 per share. In the comparable three months ended April 30, 2011, the Company reported net income of $203,216, or $.11 per share.

In the three months ended April 30, 2012, the Company reported net income from continuing operations of $140,159, or $.07 per share. In the comparable three months ended April 30, 2011, the Company reported net income from continuing operations of $213,627, or $.11 per share.

In the three months ended April 30, 2012, the Company did not have income (loss) from discontinued operations. In the comparable three months ended April 30, 2011, the Company reported a net loss from discontinued operations of ($10,411), or ($.00) per share.

Revenues from continuing operations in the current three months increased to $4,181,446 from $3,794,152 in the comparable 2011 three months primarily due to increased rents from existing tenants and one new office tenant at the Company’s Nine Bond Street, Brooklyn, New York building.

Real estate operating expenses from continuing operations in the current three months decreased to $1,918,185 from $2,045,169 in the comparable 2011 three months primarily due to decreases in utilities partially offset by increases in payroll costs and rental expense.

Administrative and general expenses from continuing operations in the current three months increased to $902,911 from $788,934 in the comparable 2011 three months primarily due to increases in legal and professional costs and pension costs.

Depreciation and amortization expense from continuing operations in the current three months increased to $395,827 from $387,495 in the comparable 2011 three months.

Interest expense in the current three months exceeded investment income by $115,364 and by $138,927 in the comparable 2011 three months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Nine months Ended April 30, 2012 Compared to the Nine months Ended April 30, 2011:

In the nine months ended April 30, 2012, the Company reported net income of $826,081, or $.41 per share. In the comparable nine months ended April 30, 2011, the Company reported net income of $195,197, or $.10 per share.

In the nine months ended April 30, 2012, the Company reported net income from continuing operations of $826,081, or $.41 per share. In the comparable nine months ended April 30, 2011, the Company reported net income from continuing operations of $382,968 or $.19 per share.

In the nine months ended April 30, 2012, the Company did not have income (loss) from discontinued operations. In the comparable nine months ended April 30, 2011, the Company reported a net loss from discontinued operations of ($187,771), or ($.09) per share.

Revenues from continuing operations in the current nine months increased to $12,273,220 from $11,109,373 in the comparable 2011 nine months primarily due to increased rents from existing tenants and one new office tenant at the Company’s Nine Bond Street, Brooklyn, New York building.

Real estate operating expenses from continuing operations in the current nine months increased to $6,042,225 from $5,977,390 in the comparable 2011 nine months primarily due to increases in real estate taxes, payroll costs, maintenance costs and rental expense partially offset by decreases in utilities.

Administrative and general expenses from continuing operations in the current nine months increased to $2,788,877 from $2,687,793 in the comparable 2011 nine months primarily due to increases legal and professional costs and pension costs partially offset by decreases in payroll and medical costs.

Depreciation and amortization expense from continuing operations in the current nine months increased to $1,175,961 from $1,168,773 in the comparable 2011 nine months.

Interest expense in the current nine months exceeded investment income by $387,076 and by $432,449 in the comparable 2011 nine months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $904,040 at April 30, 2012.

In September 2009, the Company entered into a lease agreement with a drive-in restaurant at the Company’s Massapequa premises. The drive-in restaurant will construct a new building. Rent commenced in April 2012. This replaced the tenant that vacated the premises in April 2009. The rental income from this lease agreement will more than offset the rental income lost from the previous tenant.

In October, 2010, the Company entered into a lease agreement with a tenant for 18,218 square feet for office space at the Company’s Nine Bond Street, Brooklyn, New York building. The cost of construction and brokerage commissions to the Company was $2,160,241. The Company has financed these costs through operating funds. The project was completed in November 2011. Rent commenced in March 2012.

In September, 2011, the Company paid the outstanding balance of a loan on the Jamaica, New York property in the amount of $2,090,493 (see Note 7(b) to the Condensed Consolidated Financial Statements).

In March, 2012, the Company paid the outstanding balance of a loan on the Jamaica, New York property in the amount of $1,036,602 (see note 7(a) to the condensed consolidated financial statements).

Cash Flows From Operating Activities:

Deferred Charges: The Company had expenditures for brokerage commissions in the nine months ended April 30, 2012 in the amount of $137,261, relating to a tenant at its Massapequa, New York property, a tenant at its Nine Bond Street, Brooklyn, New York property and a tenant at its Circleville, Ohio property.

Payroll and Other Accrued Liabilities: The Company incurred $137,261 for brokerage commissions in order to lease space at the Company’s property in Massapequa, New York, Nine Bond Street, Brooklyn, New York property and Circleville, Ohio property in the nine months ended April 30, 2012. The balance due as of April 30, 2012 is $107,813. The Company also owed a balance of $278,720 at April 30, 2012 for the new electrical service at its 25 Elm Place, Brooklyn, New York building.

Cash Flows From Investing Activities:

The Company had expenditures of $147,884 in the nine months ended April 30, 2012 for the renovation of 18,218 square feet for office space for a tenant at the Company’s Nine Bond Street, Brooklyn, New York building. The cost of the project was $1,684,831 and was completed in November 2011. The Company also had expenditures of $258,000 and $307,898 in the nine months ended April 30, 2012 for a new heating system and electrical service, respectively, at its 25 Elm Place, Brooklyn, New York building.

Cash Flows From Financing Activities:

The Company paid the outstanding balances of loans on the Jamaica, New York property in the amount of $2,090,493 and $1,036,602 in September 2011 and March 2012, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2012, the Company had fixed-rate debt of $6,788,502.

Item 4. Controls and Procedures:

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of April 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

There was no change in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II - Other Information

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2011.

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit Number	Exhibit	Sequentially Numbered Page

(3)	Articles of Incorporation and Bylaws	N/A
(10)	Material contracts	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits—Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	20
	(31.2) Chief Financial Officer	21

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	22

(b) Reports on Form 8-K – One report on Form 8-K was filed by the registrant during the three months ended April 30, 2012.

Item reported:

The Company reported its financial results for the three and six months ended January 31, 2012. Date of report filed - March 8, 2012.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.

(Registrant)

Date	June 6, 2012	Lloyd J. Shulman

Lloyd J. Shulman
President
Chief Executive Officer

Date	June 6, 2012	Mark S. Greenblatt

Mark S. Greenblatt
Vice President
Chief Financial Officer