Form 10-K
period 2012-07-31
MAYS J W INC
filed 2012-10-04
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended: July 31, 2012
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ No delinquent filers

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $6,540,568 as of January 31, 2012 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s common stock as of September 7, 2012 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
in which the Document
Document	is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2012	Parts I and II
Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2012

TABLE OF CONTENTS

		Page
Part I
	Item 1. Business	1
	Item 1A. Risk Factors	1-2
	Item 1B. Unresolved Staff Comments	2
	Item 2. Properties	3-7
	Item 3. Legal Proceedings	7
	Item 4. Mine Safety Disclosures	7
	Executive Officers of the Registrant	8
Part II
	Item 5. Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	8-9
	Performance Graph	9-10
	Item 6. Selected Financial Data	10
	Item 7. Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10
	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	10
	Item 8. Financial Statements and Supplementary Data	10
	Item 9. Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	10
	Item 9A. Controls and Procedures	10-11
	Item 9B. Other Information	11
Part III
	Item 10. Directors, Executive Officers and Corporate Governance	11
	Item 11. Executive Compensation	11
	Item 12. Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	11
	Item 13. Certain Relationships and Related Transactions, and Director Independence	11
	Item 14. Principal Accounting Fees and Services	12
Part IV
	Item 15. Exhibits and Financial Statement Schedules	12-13
	Signatures	14

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

     The Company employs 29 employees and has a contract, expiring November 30, 2013, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 24% of its employees. The Company considers that its labor relations with its employees and union are good.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior U. S. Securities and Exchange Commission (“SEC”) filings by the Company. The Company assumes no obligation to update these forward-looking statements or to advise of changes in the assumptions on which they were based.

     Factors that could cause or contribute to such differences include, but are not limited to, changes in the competitive environment of the Company, general economic and business conditions, industry trends, changes in government rules and regulations and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates are subject to potential significant volatility.

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

Risks Related to Our Business

     We are a part of the communities in which we do business. Accordingly, like other businesses in our communities, we are subject to the following risks:

  the continued threat of terrorism;

  economic downturns, both on a national and on local scales;

  loss of key personnel;

  the availability, if needed, of additional financing;

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

  fluctuations in interest rates;

  worsening of general economic and market conditions; and

  adverse legal, financial and regulatory developments that may affect a particular business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     There are no unresolved comments from the staff of the U. S. Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

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

     Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 6 to the Consolidated Financial Statements contained in the 2012 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Brooklyn Bond Street building and the Fishkill property.

1.	Brooklyn, New York—Fulton Street at Bond Street

10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: 12/8/2043 (1 lease) which lease currently has one thirty-year renewal option through 12/8/2073. The Company in July 2012, exercised the first renewal option for thirty years ending 12/8/2043; 4/30/2021 (2 leases), which leases previously had expiration dates of April 30, 2011 and were extended for an additional ten years; and 4/30/31 (2 leases) which leases previously had expiration dates of April 30, 2011 and were extended for an additional twenty years. The Company renovated 18,218 square feet for office space for a tenant, which was completed in December 2011. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

The property is currently leased to twenty tenants of which eleven are retail tenants, one is a fast food restaurant and eight occupy office space. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (33.42%) and the other tenant occupies office space (15.06%).

Occupancy		Lease Expiration
Year		Year	Number of	Area
Ended	Rate	Ended	Leases	Sq. Ft.
7/31/2008	53.05%	7/31/2013	2	323
7/31/2009	62.06%	7/31/2014	5	66,641
7/31/2010	69.74%	7/31/2016	3	16,009
7/31/2011	69.68%	7/31/2018	1	3,300
7/31/2012	72.28%	7/31/2019	1	21,121
		7/31/2021	5	146,912
		7/31/2022	1	2,000
		7/31/2026	1	7401
		7/31/2032	1	18,218
			20	281,925

As of July 31, 2012 the federal tax basis is $23,933,986 with accumulated depreciation of $10,617,410 for a net carrying value of $13,316,576. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $1,258,818 per year and the rate used is averaged at $11.222 per $100 of assessed valuation.

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to thirteen tenants of which two are retail stores, one is a fast food restaurant, two are for warehouse and eight leases are for office space. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration
Year		Year	Number of	Area
Ended	Rate	Ended	Leases	Sq. Ft.
7/31/2008	68.09%	7/31/2013	3	31,908
7/31/2009	71.38%	7/31/2014	1	5,000
7/31/2010	69.85%	7/31/2015	1	56,547
7/31/2011	76.02%	7/31/2016	3	9,260
7/31/2012	76.38%	7/31/2017	1	5,500
		7/31/2018	2	17,364
		7/31/2021	1	8,500
		7/31/2059	1	19,437
			13	153,516

As of July 31, 2012 the federal tax basis is $11,356,323 with accumulated depreciation of $4,391,492 for a net carrying value of $6,964,831. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $520,602 per year and the rate used is averaged at $10.556 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

The building is owned and the land is leased from an affiliated company. The lease expires July 31, 2027. The property is currently leased to eleven tenants: six are retail tenants and five for office space. Three tenants each occupy in excess of 10% of the rentable square footage: a major retail store occupies 15.86%; and two tenants occupy office space—one occupies 14.23% and the other 12.83% of the rentable space. Approximately 23,000 square feet of the building are available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration
Year		Year	Number of	Area
Ended	Rate	Ended	Leases	Sq. Ft.
7/31/2008	79.38%	7/31/2014	3	64,063
7/31/2009	79.38%	7/31/2015	1	24,109
7/31/2010	80.99%	7/31/2016	1	6,021
7/31/2011	81.14%	7/31/2017	5	102,532
7/31/2012	81.14%	7/31/2020	1	42,250
			11	238,975

As of July 31, 2012 the federal tax basis is $18,617,463 with accumulated depreciation of $9,175,022 for a net carrying value of $9,442,441. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $355,342 per year and the rate used is averaged at $11.280 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. There are approximately 203,000 square feet of the building available for lease. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration
Year		Year	Number of	Area
Ended	Rate	Ended	Leases	Sq. Ft.
7/31/2008	—
7/31/2009	—
7/31/2010	—
7/31/2011	—
7/31/2012	—

As of July 31, 2012 the federal tax basis is $9,608,447 with accumulated depreciation of $8,298,723 for a net carrying value of $1,309,724. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $126,639 per year and the rate used is averaged at $2.32 per $100 of assessed valuation.

5.	Levittown, New York—Hempstead Turnpike

The Company owns the entire property. In October 2006, the Company entered into a lease agreement with a restaurant. The restaurant constructed a new 10,000 square foot building, which opened in May 2008. Ownership of the building reverts to the Company at the conclusion of the leasing arrangement, currently August 16, 2017.

Occupancy		Lease Expiration
Year		Year	Number of	Area
Ended	Rate	Ended	Leases	Sq. Ft.
7/31/2008	25.00%	7/31/2018	Building	10,000
7/31/2009	100.00%		Land	75,800
7/31/2010	100.00%		1	85,800
7/31/2011	100.00%
7/31/2012	100.00%

The real estate taxes for this property are $157,631 per year and the rate used is averaged at $765.94 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The lease expired May 14, 2009, and there was one renewal option for twenty-one years, which the Company exercised in April 2008. The entire leasehold is currently subleased to two tenants; one, to a drive-in restaurant and the other for use as a bank. The bank occupies 85.01% of the property and the restaurant occupies 14.99% of the property. Both subleases expire in May 2030, with no renewal options. The restaurant occupancy began in April 2012. There are no present plans for additional improvements of this property.

Occupancy		Lease Expiration
Year		Year	Number of	Area
Ended	Rate	Ended	Leases	Sq. Ft.
7/31/2008	100.00%	7/31/2030	2	133,400
7/31/2009	96.25%
7/31/2010	85.01%
7/31/2011	85.01%
7/31/2012	89.38%

The real estate taxes for this property are $257,996 per year and the rate used is averaged at $704.46 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

The Company owns the entire property. The property is currently leased to two tenants. The tenants use these premises for warehouse and distribution facilities. One tenant’s lease agreement was executed for a five year period, with a right to cancel after three years, for 75,000 square feet to November 11, 2010. The tenant is currently on a month to month lease agreement and occupies 30,000 square feet. The other tenant’s lease agreement was executed for a three-year period effective April 1, 2012, and allows the tenant to have permanent space of 60,000 square feet and revolving space of up to 48,000 square feet. There are approximately 55,000 square feet of the building available for lease. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration
Year		Year	Number of	Area
Ended	Rate	Ended	Leases	Sq. Ft.
7/31/2008	49.13%	7/31/2013	1	30,000
7/31/2009	69.82%	7/31/2015	1	108,000
7/31/2010	67.80%			138,000
7/31/2011	66.11%
7/31/2012	77.75%

As of July 31, 2012 the federal tax basis is $4,388,456 with accumulated depreciation of $2,634,077 for a net carrying value of $1,754,379. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $31,150 per year and the rate used is averaged at $4.41 per $100 of assessed valuation.

8.	Brooklyn, New York—Livingston Street

The City of New York through its Economic Development Administration constructed a municipal garage at Livingston Street opposite the Company’s Brooklyn properties. The Company has a long-term lease with the City of New York and another landlord expiring in 2013 with renewal options, the last of which expires in 2073. The Company exercised one of the renewal options in July 2012 for an additional thirty year period, expiring in 2043, under which:

(1) Such garage, available to the public, provides truck bays and passage facilities through a tunnel, both for the exclusive use of the Company, to the structure referred to in (2) below. The truck bays, passage facilities and tunnel, totaling approximately 17,000 square feet, are included in the lease from the City of New York and another landlord referred to in the preceding paragraph.

(2) The Company constructed a building of six stories and basement on a 20 x 75-foot plot (acquired and made available by the City of New York and leased to the Company for a term expiring in 2013 with renewal options, the last of which expires in 2073). The Company in July 2012, exercised the first renewal option for thirty years, ending in 2043. The plot is adjacent to and connected with the Company’s Brooklyn properties.

     In the opinion of management, all of the Company’s properties are adequately covered by insurance.

     See Note 11 to the Consolidated Financial Statements contained in the 2012 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

ITEM 4. MINE SAFETY DISCLOSURES.

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2008 and renewed August 1, 2011), whose present term of office will expire upon the election and qualification of his successor:

First Became
		Business Experience During	Such Officer
Name	Age	the Past Five Years	or Director
Lloyd J. Shulman	70	President	November, 1978
Co-Chairman of the Board
		and President	June, 1995
Chairman of the Board
		and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	58	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	61	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	62	Vice President	March, 1995

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

       The following is the sales price range per share of J. W. Mays, Inc. common stock during the fiscal years ended July 31, 2012 and 2011:

	Sales Price
Three Months Ended	High	Low
October 31, 2011	$17.00	$13.10
January 31, 2012	17.00	13.30
April 30, 2012	19.69	14.80
July 31, 2012	20.25	17.10

October 31, 2010	$16.89	$12.60
January 31, 2011	19.91	11.73
April 30, 2011	20.00	17.25
July 31, 2011	20.05	16.50

       The quotations were obtained for the respective periods from the National Association of Securities Dealers, Inc. There were no dividends declared in either of the two fiscal years.

       On September 7, 2012, the Company had approximately 1,350 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

       During the year ended July 31, 2012 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

       During the year ended July 31, 2012 we did not repurchase any of our outstanding equity securities.

PERFORMANCE GRAPH

       The following graph sets forth a five-year comparison of cumulative total shareholder return for the Company, the Standard & Poor’s 500 Stock-Index (“S&P 500”), and a Peer Group. The graph assumes the investment of $100 at the close of trading July 31, 2007 in the common stock of the Company, the S&P 500 and the Peer Group, and the reinvestment of all dividends, although the Company did not pay a dividend during this five-year period.

Comparison of Five-Year Cumulative Total Return*
J.W. MAYS, INC., Standard & Poor’s 500 and Peer Group
(Performance Results Through 7/31/12)

	7/31/2007	7/31/2008	7/31/2009	7/31/2010	7/31/2011	7/31/2012
J. W. MAYS, INC.	$100.00	$79.88	$66.20	$67.74	$72.82	$84.95
Standard & Poor’s 500	$100.00	$88.91	$71.16	$81.00	$96.92	$105.77
Peer Group	$100.00	$116.75	$59.91	$67.53	$71.94	$62.66
____________________

Assumes $100 invested at the close of trading 7/31/07 in J. W. MAYS, INC. common stock, Standard & Poor’s 500 and Peer Group.

*Cumulative total return assumes reinvestment of dividends.

Source: Value Line, Inc.

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

ITEM 6.       SELECTED FINANCIAL DATA.

       The information appearing under the heading “Summary of Selected Financial Data” on page 2 of the Registrant’s 2012 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Registrant’s 2012 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2012, the Company had fixed-rate debt of $6,750,259.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The Registrant’s Consolidated Financial Statements, together with the report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 4, 2012, appearing on pages 4 through 20 of the Registrant’s 2012 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, and 7 hereof, the 2012 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A.       CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

       The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

(B) CHANGE TO INTERNAL CONTROLS OVER FINANCIAL REPORTING.

       There was no change in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses noted, and therefore there were no corrective actions taken.

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

       The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework Guidance for Small Public Companies. Based on the Company’s assessments, we believe that, as of July 31, 2012, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B.       OTHER INFORMATION.

       Reports on Form 8-K—One report on Form 8-K was filed by the Company during the three months ended July 31, 2012.

       Item reported—The Company reported its financial results for the three and nine months ended April 30, 2012.

       Date of report filed – June 7, 2012

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

       The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

       The information with respect to Executive Officers of the Company is set forth in Part I hereof.

ITEM 11.       EXECUTIVE COMPENSATION.

       The information required by this item appears under the heading “Executive Compensation” in the Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

       The information required by this item appears under the headings “Executive Compensation”, “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

       The following table sets forth the fees paid by the Company to its independent registered public accounting firm, D’Arcangelo & Co., LLP, for the fiscal years 2012 and 2011.

	Fiscal Year	Fiscal Year
	2012	2011
Audit Fees	$126,527	$142,725
Tax Fees and Other Fees	21,970	35,321
Total	$148,497	$178,046

       Audit Fees for fiscal year 2012 and fiscal year 2011 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

       Tax Fees and Other Fees for fiscal year 2012 and fiscal year 2011 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

       The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

       The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 4, 2012, set forth on pages 4 through 20 of the Company’s 2012 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Financial Statements and Schedules.

3.	Exhibits:

	(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

	(3)	Articles of incorporation and by-laws:

		(i)	Certificate of Incorporation, as amended, incorporated by reference to the Company’s Form 8-K dated December 3, 1973.

		(ii)	By-laws, as amended June 1, 1995, incorporated by reference to the Company’s Form 10-K dated October 23, 1995.

		(iii)	Amendment to By-laws, effective November 1, 1999, incorporated by reference to the Company’s Proxy Statement dated October 19, 2000.

		(iv)	Amendment to By-laws, effective November 20, 2007, incorporated by reference to the Company’s Form 8-K dated November 20, 2007.

	(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above.

	(9)	Voting trust agreement—not applicable.

(10)	Material contracts:

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

J.W. MAYS, INC.
(Registrant)

October 4, 2012	By:	LLOYD J. SHULMAN
LLOYD J. SHULMAN
Chairman of the Board
Principal Executive Officer
President
Principal Operating Officer

October 4, 2012	By:	MARK S. GREENBLATT
MARK S. GREENBLATT
Vice President and Treasurer
Principal Financial Officer

October 4, 2012	By:	WARD N. LYKE, JR.
WARD N. LYKE, JR.
Vice President
and Assistant Treasurer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 4, 2012
LLOYD J. SHULMAN	Officer, President, Chief Operating
Officer and Director

MARK S. GREENBLATT	Vice President, Treasurer and Director	October 4, 2012
MARK S. GREENBLATT

ROBERT L. ECKER	Director	October 4, 2012
ROBERT L. ECKER

DEAN L. RYDER	Director	October 4, 2012
DEAN L. RYDER

JACK SCHWARTZ	Director	October 4, 2012
JACK SCHWARTZ

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

       Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2012, which are incorporated herein by reference:

       Report of Independent Registered Public Accounting Firm (page 20)

       Consolidated Balance Sheets (pages 4 and 5)

       Consolidated Statements of Income and Retained Earnings (page 6)

       Consolidated Statements of Comprehensive Income (page 7)

       Consolidated Statements of Cash Flows (page 8)

       Notes to Consolidated Financial Statements (pages 9-18)

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
____________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
J.W. Mays, Inc. and Subsidiaries

       We have audited the consolidated financial statements of J.W. Mays, Inc. and subsidiaries as of July 31, 2012 and 2011, and for the three years in the period ended July 31, 2012 and have issued our report thereon dated October 4, 2012; such consolidated financial statements and reports are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J.W. Mays, Inc. and subsidiaries referred to in Item 15-2 of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D’ARCANGELO & CO., LLP
Rye Brook, N.Y.
October 4, 2012

SCHEDULE II

J.W. MAYS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2012	2011	2010
Allowance for net unrealized gains (losses) on marketable securities:
Balance, beginning of year	$190,415	$62,717	$(88,078)
Additions	53,062	127,698	150,795
Balance, end of year	$243,477	$190,415	$62,717

SCHEDULE III

J.W. MAYS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
July 31, 2012

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I
				Cost Capitalized								Life on Which
				Subsequent to		Gross Amount at Which Carried						Depreciation in
		Initial Cost to Company		Acquisition		At Close of Period						Latest Income
	Encum-		Building &		Carried		Building &		Accumulated	Date of	Date	Statement is
Description	brances	Land	Improvements	Improvements	Cost	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
Office and Rental Buildings
Brooklyn, New York
Fulton Street at Bond Street	$4,118,335	$3,901,349	$7,403,468	$18,234,508	$—	$3,901,349	$25,637,976	$29,539,325	$9,066,802	Various	Various	(1)(2)
Jamaica, New York
Jamaica Avenue at 169th Street		—	3,215,699	15,297,003	—	—	18,512,702	18,512,702	8,675,088	1959	1959	(1)(2)
Fishkill, New York
Route 9 at Interstate Highway 84	1,631,924	594,723	7,212,116	2,438,652	—	594,723	9,650,768	10,245,491	7,985,789	10/74	11/72	(1)
Brooklyn, New York
Jowein Building Fulton Street
and Elm Place	—	1,324,957	728,327	10,792,968	—	1,324,957	11,521,295	12,846,252	3,753,780	1915	1950	(1)(2)
Levittown, New York Hempstead
Turnpike	—	125,927	—	—	—	125,927	—	125,927	—	4/69	6/62	(1)
Circleville, Ohio
Tarlton Road	—	120,849	4,388,456	—	—	120,849	4,388,456	4,509,305	2,139,372	9/92	12/92	(1)
Total(A)	$5,750,259	$6,067,805	$22,948,066	$46,763,131	$—	$6,067,805	$69,711,197	$75,779,002	$31,620,831
____________________

(1)	Building and improvements	18–40 years
(2)	Improvements to leased property	3–40 years
(A)	Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $387,072 and Accumulated Depreciation thereon of $285,864 at July 31, 2012.

	Year Ended July 31,
	2012	2011	2010
Investment in Real Estate
Balance at Beginning of Year	$76,643,907	$74,918,445	$79,477,581
Improvements	1,102,781	1,725,462	1,149,943
Retirements	(1,967,686)	—	—
Deduction - Lease Expiration	—	—	(5,709,079)
Balance at End of Year	$75,779,002	$76,643,907	$74,918,445
Accumulated Depreciation
Balance at Beginning of Year	$32,051,431	$30,544,645	$34,646,428
Additions Charged to Costs and Expenses	1,534,697	1,506,786	1,607,296
Retirements	(1,965,297)
Deduction - Lease Expiration	—	—	(5,709,079)
Balance at End of Year	$31,620,831	$32,051,431	$30,544,645

EXHIBIT INDEX TO FORM 10-K

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable

(3)	(i)	Certificate of incorporation—incorporated by reference

	(ii)	By-laws—incorporated by reference

	(iii)	Amendment to By-laws, effective November 1, 1999—incorporated by reference

	(iv)	Amendment to By-Laws, effective November 20, 2007—incorporated by reference

(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above

(9)	Voting trust agreement—not applicable

(10)	Material contracts—(i)	incorporated by reference

(ii)	Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each dated August 1, 2005, incorporated by reference to Registrant’s Form 8-K dated August 1, 2005. Each of these Employment Agreements were extended August 1, 2008 for a period of three years and further extended August 1, 2011 for an additional period of three years.

(11)	Statement re computation of per share earnings—not applicable

(12)	Statement re computation of ratios—not applicable

(13)	Annual report to security holders

(14)	Code of ethics—not applicable

(16)	Letter re change in certifying auditors—not applicable

(18)	Letter re change in accounting principles—not applicable

(21)	Subsidiaries of the registrant

(22)	Published report regarding matters submitted to vote of security holders—not applicable

(24)	Power of attorney—none

(28)	Information from reports furnished to state insurance regulatory authorities—not applicable

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act—1 and 2

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase