Form 10-Q
period 2012-10-31
MAYS J W INC
filed 2012-12-06
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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
Yes    X    No ____.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X    No ____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer ____ Smaller reporting company   X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ____  No  X  .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2012
Common Stock, $1 par value	2,015,780 shares

This report contains 20 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – October 31, 2012 (unaudited)
and July 31, 2012	3

Condensed Consolidated Statements of Income and Retained Earnings
– Three months ended October 31, 2012 and 2011 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income
– Three months ended October 31, 2012 and 2011 (unaudited)	5

Condensed Consolidated Statements of Cash Flows
– Three months ended October 31, 2012 and 2011 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	13 - 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II - Other Information	16
Item 1A. Risk Factors	16
Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.1) - Chief Executive Officer	18
(31.2) - Chief Financial Officer	19

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	20

Part 1 - Financial Information
  Item 1 - Financial Statements

  J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31	July 31
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Property and Equipment - Net (Notes 5 and 6)	$44,086,275	$44,259,379

Current Assets:
Cash and cash equivalents (Note 4)	2,348,266	1,340,203
Marketable securities (Notes 3 and 4)	126,088	226,397
Receivables (Note 4)	353,280	276,585
Deferred income taxes	589,000	599,000
Prepaid expenses	627,725	1,220,333
Security deposits	218,036	217,022
Total current assets	4,262,395	3,879,540

Other Assets:
Deferred charges	3,594,846	3,594,846
Less accumulated amortization	1,975,075	1,888,642
Net	1,619,771	1,706,204
Receivables (Note 4)	90,000	120,000
Security deposits	993,964	989,873
Unbilled receivables (Note 8)	2,280,766	2,214,540
Marketable securities (Notes 3 and 4)	2,490,903	2,215,209
Total other assets	7,475,404	7,245,826

TOTAL ASSETS	$55,824,074	$55,384,745

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgages payable (Note 5)	$5,563,339	$5,591,597
Note payable - related party (Note 7)	1,000,000	1,000,000
Security deposits payable	747,984	743,894
Payroll and other accrued liabilities	–	28,457
Total long-term debt	7,311,323	7,363,948

Deferred Income Taxes	3,284,000	3,282,000

Current Liabilities:
Accounts payable	70,290	85,083
Payroll and other accrued liabilities	1,321,692	1,483,944
Income taxes payable	238,060	79,362
Other taxes payable	6,939	4,287
Current portion of long-term debt (Note 5)	149,127	158,662
Current portion of security deposits payable	218,036	217,022
Total current liabilities	2,004,144	2,028,360

TOTAL LIABILITIES	12,599,467	12,674,308

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$119,000 at October 31, 2012 and $110,000 at July 31, 2012	146,873	133,477
Retained earnings	38,841,044	38,340,270
	44,512,459	43,998,289
Less common stock held in treasury, at cost - 162,517
shares at October 31, 2012 and at July 31, 2012 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	43,224,607	42,710,437

Contingencies (Note 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$55,824,074	$55,384,745

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Three Months Ended
	October 31
	2012	2011
	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,194,532	$3,982,537
Total revenues	4,194,532	3,982,537

Expenses
Real estate operating expenses	2,000,894	2,014,265
Administrative and general expenses	844,069	940,421
Depreciation and amortization (Note 6)	401,257	386,797
Total expenses	3,246,220	3,341,483

Income from operations before investment income,
interest expense and income taxes	948,312	641,054
Investment income and interest expense:
Investment income (Note 3)	10,324	2,812
Interest expense (Notes 5, 7 and 10)	(113,862)	(151,689)
	(103,538)	(148,877)

Income from operations before income taxes	844,774	492,177
Income taxes provided	344,000	120,000
Net income	500,774	372,177

Retained earnings, beginning of period	38,340,270	37,069,917
Retained earnings, end of period	$38,841,044	$37,442,094

Income per common share (Note 2)	$.25	$.18

Dividends per share	$–	$–

Average common shares outstanding	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 31
	2012	2011
	(Unaudited)	(Unaudited)
Net income	$500,774	$372,177

Other comprehensive income, net of taxes

Unrealized gain (loss) on available-for-sale securities,
net of taxes (benefit) of $9,000 and ($5,000) for the
three months ended October 31, 2012 and 2011, respectively.	13,396	(12,460)

Comprehensive income	$514,170	$359,717

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$500,774	$372,177

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	401,257	386,797
Amortization of deferred charges	86,433	81,700
Realized loss on sale of marketable securities	517	8,202
Other assets - unbilled receivables	(66,226)	(98,097)
Deferred income taxes	3,000	(80,000)
Changes in:
Receivables	(46,695)	17,573
Income taxes refundable	-	315,577
Prepaid expenses	592,608	601,692
Accounts payable	(14,793)	(3,379)
Payroll and other accrued liabilities	(190,709)	275,290
Income taxes payable	158,698	70,194
Other taxes payable	2,652	2,797
Cash provided by operating activities	1 ,427,516	1,950,523

Cash Flows From Investing Activities:
Capital expenditures	(228,153)	(437,587)
Security deposits	(5,105)	32,450
Marketable securities:
Receipts from sales or maturities	99,816	179,941
Payments for purchases	(253,322)	(179,368)
Cash (used) by investing activities	(386,764)	(404,564)

Cash Flows From Financing Activities:
Increase (decrease) - security deposits	5,104	(30,285)
Mortgage and other debt payments	(37,793)	(2,167,232)
Cash (used) by financing activities	(32,689)	(2,197,517)

Increase (decrease) in cash and cash equivalents	1,008,063	(651,558)

Cash and cash equivalents at beginning of period	1,340,203	2,656,354

Cash and cash equivalents at end of period	$2 ,348,266	$2,004,796

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2012 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2012. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2013.

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

Prior to April 30, 2012, the Company historically calculated New York State and New York City taxes based on capital, as such, the taxes were considered franchise taxes and were not included when calculating deferred taxes. Currently, management expects future taxes for New York State and New York City to be calculated based on income. Due to a move from a tax based on capital to a calculation based on income, deferred tax asset, deferred tax liability, and deferred taxes on unrealized gain on available-for-sale securities includes $143,000, $644,000, and $29,000, respectively, at October 31, 2012 and $3,000 of deferred tax expense for the three months ended October 31, 2012.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2012 and October 31, 2011.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the three months ended October 31, 2012 and October 31, 2011.

The Company adopted Accounting Standards Certification (ASC) 820, Fair Value Measurements and Disclosures in 2011. ASC 820 establishes a fair value hierarchy that prioritizes the valuation techniques and creates the following three broad levels, with Level 1 valuation being the highest priority:

Level 1 valuation inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date (e.g., equity securities traded on the New York Stock Exchange).

Level 2 valuation inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted market prices of similar assets or liabilities in active markets, or quoted market prices for identical or similar assets or liabilities in markets that are not active).

Level 3 valuation inputs are unobservable (e.g., an entity’s own data) and should be used to measure fair value to the extent that observable inputs are not available.

In accordance with the provisions of Fair Value Measurements, the following are the Company's financial assets presented at fair value at October 31, 2012 and July 31, 2012.

			Fair value measurements at reporting date using
		Quoted prices				Quoted prices
		in active	Significant			in active	Significant
		markets for	other	Significant		markets for	other	Significant
		identical	observable	unobservable		identical	observable	unobservable
		assets/liabilities	inputs	inputs		assets/liabilities	inputs	inputs
	October 31				July 31
Description	2012	(Level 1)	(Level 2)	(Level 3)	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities -
available-for-sale	$2,490,903	$2,490,903	$–	$–	$2,215,209	$2,215,209	$–	$–
held-to-maturity	77,250	77,250	–	–	178,176	178,176	–	–
	$2,568,153	$2,568,153	$–	$–	$2,393,385	$2,393,385	$–	$–

As of October 31, 2012 and July 31, 2012, the Company's marketable securities were classified as follows:

	October 31, 2012				July 31, 2012
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Held-to-maturity:
Certificate of deposit	$50,270	$–	$–	$50,270	$50,246	$–	$–	$50,246
Corporate debt
securities	75,818	1,432	–	77,250	176,151	2,025	–	178,176
	$126,088	$1,432	$–	$127,520	$226,397	$2,025	$–	$228,422
Noncurrent:
Available-for-sale:
Mutual funds	$1,509,280	$161,791	$2,653	$1,668,418	$1,255,982	$123,203	$–	$1,379,185
Equity securities	715,750	127,167	20,432	822,485	715,750	135,813	15,539	836,024
	$2,225,030	$288,958	$23,085	$2,490,903	$1,971,732	$259,016	$15,539	$2,215,209

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at October 31, 2012, are as follows.

		Less Than	More Than
	Fair Value	12 Months	12 Months
Equity securities	$384,624	$20,432	$–
Mutual Funds	248,103	2,653	–
Total	$632,727	$23,085	$–

Investment income consists of the following:

	Three Months Ended
	October 31
	2012	2011
Loss on sale of marketable securities	$(517)	$(8,202)
Interest income	2,527	6,294
Dividend income	8,314	4,720
Total	$10,324	$2,812

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from fifty-one tenants, of which one tenant accounted for 22.43% and another tenant accounted for 15.50% of rental income during the three months ended October 31, 2012. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at October 31, 2012 and July 31, 2012 provided by one tenant as a security deposit.

5.	Long-Term Debt – Mortgages:

				October 31, 2012		July 31, 2012
		Current
		Annual	Final	Due	Due	Due	Due
		Interest	Payment	Within	After	Within	After
		Rate	Date	One Year	One Year	One Year	One Year
Fishkill, New York property	(a,b)	6.98%	2/18/15	$42,322	$1,578,876	$45,028	$1,586,896
Bond St. building, Brooklyn, NY	(b)	6.98%	2/18/15	106,805	3,984,463	113,634	4,004,701
Total				$149,127	$5,563,339	$158,662	$5,591,597

(a)	On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 5(b) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(b)	The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan financed seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company’s Brooklyn, New York (Bond Street building) and Fishkill, New York properties through February 2008. The loan also financed $850,000 towards the construction of two new elevators at the Company’s Brooklyn, New York property (Bond Street building). The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the “First Permanent Loan”)(see Note 5(a)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the “Second Permanent Loan”), and c) multiple, successively subordinate loans in the amount $8,295,274 (“Subordinate Building Loans”). As of August 19, 2004, the Company refinanced the existing mortgage on the Company’s Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company’s Bond Street building in Brooklyn, New York. In fiscal years 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company’s Bond Street building in Brooklyn, New York. The Company, in February 2008, converted the loan to a seven (7) year permanent mortgage loan.The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan was for the new elevators at the Company’s Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. The $850,000 was drawn down in fiscal 2010.

6.	Property and Equipment – at cost:

	October 31	July 31
	2012	2012
Property:
Buildings and improvements	$68,359,303	$68,160,718
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	102,035	72,467
	76,007,155	75,779,002
Less accumulated depreciation	32,009,188	31,620,831
Property - net	43,997,967	44,158,171

Fixtures and equipment and other:
Fixtures and equipment	167,687	167,687
Other fixed assets	219,385	219,385
	387,072	387,072
Less accumulated depreciation	298,764	285,864
Fixtures and equipment and other - net	88,308	101,208

Property and equipment - net	$44,086,275	$44,259,379

7.	Note Payable:

On December 15, 2004, the Company borrowed $1,000,000 from a former director of the Company, who at this time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan was for a period of three (3) years maturing on December 15, 2007 and was extended for an additional three (3) years maturing on December 15, 2010, at an interest rate of 7.50% per annum. The constant quarterly payments of interest were $18,750 through December 15, 2010. The Company, on November 11, 2010, further extended the note for an additional three (3) years maturing on December 15, 2013, at an interest rate of 5.00% per annum. The constant quarterly payment of interest is $12,500. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The interest paid was $12,500 for each of the three months ended October 31, 2012 and October 31, 2011, respectively. The lender/former director passed away on November 17, 2012.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan for the three months ended October 31, 2012 and 2011, respectively, were $6,886 and $6,568. The Company also contributes to union sponsored health benefit plans.

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $87,500 and $84,911 as contributions to the Plan for the three months ended October 31, 2012 and 2011, respectively.

10.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Three Months Ended
	October 31
	2012	2011
Interest paid, net of capitalized interest of $768 (2012)
and $1,269 (2011)	$114,089	$164,218

Income taxes paid (refunded)	$182,302	$(185,771)

11.	Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2012 and at July 31, 2012.

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on page 7 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 9 through 11 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2012).

Results of Operations:

Three months Ended October 31, 2012 Compared to the Three months Ended October 31, 2011:

In the three months ended October 31, 2012, the Company reported net income of $500,774, or $.25 per share. In the comparable three months ended October 31, 2011, the Company reported net income of $372,177, or $.18 per share.

Revenues in the current three months increased to $4,194,532 from $3,982,537 in the comparable 2011 three months primarily due to two new tenants at the Company's Nine Bond Street, Brooklyn, New York property, one new tenant at the Company's Massapequa, New York property and increased rents from existing tenants.

Real estate operating expenses in the current three months decreased to $2,000,894 from $2,014,265 in the comparable 2011 three months primarily due to decreases in utility costs and licenses and permits, partially offset by increases in maintenance costs.

Administrative and general expenses in the current three months decreased to $844,069 from $940,421 in the comparable 2011 three months primarily due to decreases in payroll costs, legal and professional costs and stationary and printing costs.

Depreciation and amortization expense in the current three months increased to $401,257 from $386,797 in the comparable 2011 three months, primarily due to improvements to the Nine Bond Street, Brooklyn, New York property.

Interest expense in the current three months exceeded investment income by $103,538 and by $148,877 in the comparable 2011 three months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $2,348,266 at October 31, 2012.

In October, 2012, a tenant who occupies 56,547 square feet of office space at the Company's Jowein building in Brooklyn, New York informed the Company that it was vacating the premises in January 2013. The annual loss in rental income to the Company will be approximately $1,357,000. The Company is actively seeking through brokers tenants to occupy the space when it is vacated.

A tenant who occupies 22,000 square feet of office space at the Company's Jowein building in Brooklyn, New York will vacate the premises in January 2013. The annual loss in rental income to the Company will be approximately $546,000. The Company is actively seeking through brokers tenants to occupy the space when it is vacated.

Cash Flows From Investing Activities:

The Company had expenditures of $66,898 in the three months ended October 31, 2012 for work on the elevators in the Brooklyn, New York and Jamaica, New York properties. The cost of the project will be approximately $300,000 and is anticipated to be completed in the spring of 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2012, the Company had fixed-rate debt of $6,712,466.

Item 4. Controls and Procedures:

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of October 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

There was no change in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II - Other Information

     Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2012.

     Item 6. Exhibits and Reports on Form 8-K

          (a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A
(10)	Material contracts	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits--Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	18
	(31.2) Chief Financial Officer	19
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	20
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant during the three months ended October 31, 2012.

Items reported:

The Company reported its financial results for the three months and year ended July 31, 2012.
Date of report filed - October 4, 2012.

The Company reported the results of the Submission of Matters to a vote of security holders.
Date of report filed - November 21, 2012.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date	December 5, 2012	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date	December 5, 2012	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer