Form 10-Q
period 2013-01-31
MAYS J W INC
filed 2013-03-07
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer ____ Smaller reporting company   X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ____  No  X  .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2013
Common Stock, $1 par value	2,015,780 shares

This report contains 21 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – January 31, 2013 (unaudited)
and July 31, 2012	3

Condensed Consolidated Statements of Income and Retained Earnings
– Six months ended January 31, 2013 and 2012 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income
– Six months ended January 31, 2013 and 2012 (unaudited)	5

Condensed Consolidated Statements of Cash Flows
– Six months ended January 31, 2013 and 2012 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	13 - 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

Part II - Other Information
Item 1A. Risk Factors	17
Item 6. Exhibits and Reports on Form 8-K	17

Signatures	18

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.1) - Chief Executive Officer	19
(31.2) - Chief Financial Officer	20

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	21

Part 1 - Financial Information
  Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	July 31
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Property and Equipment - Net (Notes 5 and 6)	$43,668,052	$44,259,379

Current Assets:
Cash and cash equivalents (Note 4)	2,500,033	1,340,203
Marketable securities (Notes 3 and 4)	125,806	226,397
Receivables (Note 4)	470,455	276,585
Deferred income taxes	647,000	599,000
Prepaid expenses	1,155,517	1,220,333
Security deposits	408,993	217,022
Total current assets	5,307,804	3,879,540

Other Assets:
Deferred charges	3,865,178	3,594,846
Less accumulated amortization	2,107,486	1,888,642
Net	1,757,692	1,706,204
Receivables (Note 4)	90,000	120,000
Security deposits	714,575	989,873
Unbilled receivables (Note 8)	2,106,735	2,214,540
Marketable securities (Notes 3 and 4)	2,575,747	2,215,209
Total other assets	7,244,749	7,245,826

TOTAL ASSETS	$56,220,605	$55,384,745

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgages payable (Note 5)	$5,509,579	$5,591,597
Note payable - related party (Note 7)	–	1,000,000
Security deposits payable	527,996	743,894
Payroll and other accrued liabilities	–	28,457
Total long-term debt	6,037,575	7,363,948

Deferred Income Taxes	3,242,000	3,282,000

Current Liabilities:
Accounts payable	80,877	85,083
Payroll and other accrued liabilities	2,004,403	1,483,944
Income taxes payable	35,306	79,362
Other taxes payable	8,772	4,287
Current portion of long-term debt (Note 5)	164,407	158,662
Note payable - related party (Note 7)	1,000,000	-
Current portion of security deposits payable	408,993	217,022
Total current liabilities	3,702,758	2,028,360

TOTAL LIABILITIES	12,982,333	12,674,308

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$140,000 at January 31, 2013 and $110,000 at July 31, 2012	171,506	133,477
Retained earnings	38,830,076	38,340,270
	44,526,124	43,998,289
Less common stock held in treasury, at cost - 162,517
shares at January 31, 2013 and at July 31, 2012 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	43,238,272	42,710,437

Contingencies (Note 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$56,220,605	$55,384,745

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended
	January 31		January 31
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,105,489	$4,109,237	$8,300,021	$8,091,774
Total revenues	4,105,489	4,109,237	8,300,021	8,091,774

Expenses

Real estate operating expenses	2,452,371	2,109,775	4,453,265	4,124,040
Administrative and general expenses	953,205	945,545	1,797,274	1,885,966
Depreciation and amortization (Note 6)	402,485	393,337	803,742	780,134
Loss on disposition of property and equipment	316,021	–	316,021	–
Total expenses	4,124,082	3,448,657	7,370,302	6,790,140

Income (loss) from operations before investment income,
interest expense and income taxes	(18,593)	660,580	929,719	1,301,634
Investment income and interest expense:
Investment income (Note 3)	46,873	15,405	57,197	18,217
Interest expense (Notes 5, 7 and 10)	(110,248)	(138,240)	(224,110)	(289,929)
	(63,375)	(122,835)	(166,913)	(271,712)

Income (loss) from operations before income taxes	(81,968)	537,745	762,806	1,029,922
Income taxes provided (benefit)	(71,000)	224,000	273,000	344,000
Net income (loss)	(10,968)	313,745	489,806	685,922

Retained earnings, beginning of period	38,841,044	37,442,094	38,340,270	37,069,917
Retained earnings, end of period	$38,830,076	$37,755,839	$38,830,076	$37,755,839

Income (loss) per common share (Note 2)	$(.01)	$.16	$.24	$.34

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	January 31		January 31
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$(10,968)	$313,745	$489,806	$685,922

Other comprehensive income, net of taxes

Unrealized gain on available-for-sale securities,
net of taxes of $21,000 and $15,000 for the
three months ended January 31, 2013 and 2012,
respectively, and $30,000 and $10,000 for the six months
ended January 31, 2013 and 2012, respectively.	24,633	29,410	38,029	16,950

Comprehensive income	$13,665	$343,155	$527,835	$702,872

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six Months Ended
		January 31
		2013	2012
		(Unaudited)	(Unaudited)
	Cash Flows From Operating Activities:
	Net income	$489,806	$685,922

	Adjustments to reconcile net income to
	net cash provided by operating activities:
	Depreciation and amortization	803,742	780,134
	Amortization of deferred charges	218,844	172,800
	Realized loss on sale of marketable securities	517	14,232
	Loss on disposition of property and equipment	316,021	-
Other assets	- unbilled receivables	107,805	(273,171)
	- deferred charges	(270,332)	(74,739)
	Deferred income taxes	(118,000)	157,000
	Changes in:
	Receivables	(163,870)	(62,267)
	Income taxes refundable	-	211,589
	Prepaid expenses	64,816	128,283
	Accounts payable	(4,206)	(70,269)
	Payroll and other accrued liabilities	492,002	434,835
	Income taxes payable	(44,056)	-
	Other taxes payable	4,485	2,045
	Cash provided by operating activities	1,897,574	2,106,394

	Cash Flows From Investing Activities:
	Capital expenditures	(528,436)	(912,335)
	Security deposits	83,327	22,565
	Marketable securities:
	Receipts from sales or maturities	100,122	455,387
	Payments for purchases	(292,557)	(695,771)
	Cash (used) by investing activities	(637,544)	(1,130,154)

	Cash Flows From Financing Activities:
	(Decrease) - security deposits	(23,927)	(47,780)
	Mortgage and other debt payments	(76,273)	(2,221,428)
	Cash (used) by financing activities	(100,200)	(2,269,208)

	Increase (decrease) in cash and cash equivalents	1,159,830	(1,292,968)

	Cash and cash equivalents at beginning of period	1,340,203	2,656,354

	Cash and cash equivalents at end of period	$2,500,033	$1,363,386

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

Prior to April 30, 2012, the Company historically calculated New York State and New York City taxes based on capital, as such, the taxes were considered franchise taxes and were not included when calculating deferred taxes. Currently, management expects future taxes for New York State and New York City to be calculated based on income. Due to a move from a tax based on capital to a calculation based on income, deferred tax asset, deferred tax liability, and deferred taxes on unrealized gain on available-for-sale securities includes $157,000, $633,000, and $34,000, respectively, at January 31, 2013 and $27,000 of deferred tax benefit for the six months ended January 31, 2013, related to New York State and New York City.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the six months ended January 31, 2013 and January 31, 2012.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the six months ended January 31, 2013 and January 31, 2012.

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

In accordance with the provisions of Fair Value Measurements, the following are the Company's financial assets presented at fair value at January 31, 2013 and July 31, 2012.

	Fair value measurements at reporting date using
		Quoted prices				Quoted prices
		in active	Significant			in active	Significant
		markets for	other	Significant		markets for	other	Significant
		identical	observable	unobservable		identical	observable	unobservable
		assets/liabilities	inputs	inputs		assets/liabilities	inputs	inputs
	January 31				July 31
Description	2013	(Level 1)	(Level 2)	(Level 3)	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities -
available-for-sale	$2,575,747	$2,575,747	$–	$–	$2,215,209	$2,215,209	$–	$–
held-to-maturity	75,606	75,606	–	–	178,176	178,176	–	–
	$2,651,353	$2,651,353	$–	$–	$2,393,385	$2,393,385	$–	$–

As of January 31, 2013 and July 31, 2012, the Company's marketable securities were classified as follows:

	January 31, 2013				July 31, 2012
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Held-to-maturity:
Certificate of deposit	$50,295	$–	$–	$50,295	$50,246	$–	$–	$50,246
Corporate debt
securities	75,511	95	–	75,606	176,151	2,025	–	178,176
	$125,806	$95	$–	$125,901	$226,397	$2,025	$–	$228,422
Noncurrent:
Available-for-sale:
Mutual funds	$1,548,491	$193,647	$5,104	$1,737,034	$1,255,982	$123,203	$–	$1,379,185
Equity securities	715,750	142,425	19,462	838,713	715,750	135,813	15,539	836,024
	$2,264,241	$336,072	$24,566	$2,575,747	$1,971,732	$259,016	$15,539	$2,215,209

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at January 31, 2013, are as follows.

		Less Than	More Than
	Fair Value	12 Months	12 Months
Equity securities	$181,292	$19,462	$–
Mutual funds	250,911	5,104	–
Total	$432,203	$24,566	$–

Investment income consists of the following:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2013	2012	2013	2012
Loss on sale of marketable securities	$–	$(6,030)	$(517)	$(14,232)
Interest income	2,365	2,058	4,892	8,352
Dividend income	44,508	19,377	52,822	24,097
Total	$46,873	$15,405	$57,197	$18,217

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from fifty tenants, of which one tenant accounted for 19.29% and another tenant accounted for 15.60% of rental income during the six months ended January 31, 2013. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at January 31, 2013 and July 31, 2012 provided by one tenant as a security deposit.

5.	Long-Term Debt – Mortgages:

				January 31, 2013		July 31, 2012
		Current
		Annual	Final	Due	Due	Due	Due
		Interest	Payment	Within	After	Within	After
		Rate	Date	One Year	One Year	One Year	One Year
Fishkill, New York property	(a,b)	6.98%	2/18/15	$46,658	$1,563,619	$45,028	$1,586,896
Bond St. building, Brooklyn, NY	(b)	6.98%	2/18/15	117,749	3,945,960	113,634	4,004,701
Total				$164,407	$5,509,579	$158,662	$5,591,597

(a)	On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 5(b) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(b)	The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan financed seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company’s Brooklyn, New York (Bond Street building) and Fishkill, New York properties through February 2008. The loan also financed $850,000 towards the construction of two new elevators at the Company’s Brooklyn, New York property (Bond Street building). The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the “First Permanent Loan”) (see Note 5(a)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the “Second Permanent Loan”), and c) multiple, successively subordinate loans in the amount $8,295,274 (“Subordinate Building Loans”). As of August 19, 2004, the Company refinanced the existing mortgage on the Company’s Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company’s Bond Street building in Brooklyn, New York. In fiscal years 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company’s Bond Street building in Brooklyn, New York. The Company, in February 2008, converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan was for the new elevators at the Company’s Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. The $850,000 was drawn down in fiscal 2010. The outstanding balance of the loan totaling $5,318,490 will become due and payable on February 18, 2015.

6.	Property and Equipment – at cost:

	January 31	July 31
	2013	2012
Property:
Buildings and improvements	$67,993,772	$68,160,718
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	288,667	72,467
	75,828,256	75,779,002
Less accumulated depreciation	32,278,902	31,620,831
Property - net	43,549,354	44,158,171

Fixtures and equipment and other:
Fixtures and equipment	167,687	167,687
Other fixed assets	240,400	219,385
	408,087	387,072
Less accumulated depreciation	289,389	285,864
Fixtures and equipment and other - net	118,698	101,208

Property and equipment - net	$43,668,052	$44,259,379

7.	Note Payable:

On December 15, 2004, the Company borrowed $1,000,000 from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan was for a period of three (3) years maturing on December 15, 2007 and was extended for an additional three (3) years maturing on December 15, 2010. The Company, on November 11, 2010, further extended the note for an additional three (3) years maturing on December 15, 2013, at an interest rate of 5.00% per annum. The constant quarterly payment of interest is $12,500. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The interest paid was $25,000 for each of the six months ended January 31, 2013 and January 31, 2012, respectively. The lender/former director passed away on November 17, 2012.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease. Adjustments are made to the unbilled receivables when terms of leases are changed. For the quarter and six months ended January 31, 2013, the Company recorded a bad debt of approximately $240,000 due to the early termination of a lease.

9.	Employees' Retirement Plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan were $7,892 and $14,778 for the three and six months ended January 31, 2013, respectively, and $10,065 and $16,633 for the three and six months ended January 31, 2012, respectively. The Company also contributes to union sponsored health benefit plans.

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $94,603 and $182,103 as contributions to the Plan for the three and six months ended January 31, 2013, respectively, and $87,597 and $172,508 as contributions to the Plan for the three and six months ended January 31, 2012, respectively.

10.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Six Months Ended
	January 31
	2013	2012
Interest paid, net of capitalized interest of $4,458 (2013)
and $1,269 (2012)	$224,568	$302,764

Income taxes paid (refunded)	$435,057	$(24,589)

11.	Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2013 and at July 31, 2012.

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

Results of Operations:

Three months Ended January 31, 2013 Compared to the Three months Ended January 31, 2012:

In the three months ended January 31, 2013, the Company reported a net loss of ($10,968), or ($.01) per share. In the comparable three months ended January 31, 2012, the Company reported net income of $313,745, or $.16 per share.

Revenues in the current three months decreased to $4,105,489 from $4,109,237 in the comparable 2012 three months primarily due to two office tenants vacating the Company's Jowein building in Brooklyn, New York, partially offset by one new office tenant at the Company's Nine Bond Street, Brooklyn, New York building.

Real estate operating expenses in the current three months increased to $2,452,371 from $2,109,775 in the comparable 2012 three months primarily due to increases in maintenance costs, real estate taxes, leasing commissions, and a bad debt expense from a retail tenant that vacated the Nine Bond street, Brooklyn, New York building, in the amount of $240,258, partially offset by decreases in licenses and permits costs.

Administrative and general expenses in the current three months increased to $953,205 from $945,545 in the comparable 2012 three months primarily due to an increase in payroll costs and insurance costs, partially offset by decreases in legal and professional costs.

Depreciation and amortization expense in the current three months increased to $402,485 from $393,337 in the comparable 2012 three months, primarily due to improvements to the Nine Bond Street, Brooklyn, New York property.

The current three months had a loss on disposition of property and equipment in the amount of $316,021. The 2012 three month period did not have this loss.

Interest expense in the current three months exceeded investment income by $63,375 and by $122,835 in the comparable 2012 three months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Six months Ended January 31, 2013 Compared to the Six months Ended January 31, 2012:

In the six months ended January 31, 2013, the Company reported net income of $489,806, or $.24 per share. In the comparable six months ended January 31, 2012, the Company reported net income of $685,922, or $.34 per share.

Revenues in the current six months increased to $8,300,021 from $8,091,774 in the comparable 2012 six months primarily due to a new office tenant at the Company's Nine Bond Street, Brooklyn, New York building, partially offset by two office tenants vacating the Company's Jowein building in Brooklyn, New York.

Real estate operating expenses in the current six months increased to $4,453,265 from $4,124,040 in the comparable 2012 six months primarily due to increases in maintenance costs, real estate taxes, leasing commissions and a bad debt expense from a retail tenant that vacated the Nine Bond street, Brooklyn, New York building, in the amount of $240,258, partially offset by decreases in licenses and permits costs and utility costs.

Administrative and general expenses in the current six months decreased to $1,797,274 from $1,885,966 in the comparable 2012 six months primarily due to decreases in legal and professional costs.

Depreciation and amortization expense in the current six months increased to $803,742 from $780,134 in the comparable 2012 six months, primarily due to improvements to the Nine Bond Street, Brooklyn, New York property.

The current six months had a loss on disposition of property and equipment in the amount of $316,021. The 2012 six month period did not have this loss.

Interest expense in the current six months exceeded investment income by $166,913 and by $271,712 in the comparable 2012 six months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $2,500,033 at January 31, 2013.

A tenant who occupied 56,547 square feet of office space at the Company's Jowein building in Brooklyn, New York vacated the premises in January 2013. The annual loss in rental income to the Company will be approximately $1,357,000. The Company is utilizing brokers to actively seek tenants to occupy the space that is vacant.

A tenant who occupied 22,000 square feet of office space at the Company's Jowein building in Brooklyn, New York vacated the premises in January 2013. The annual loss in rental income to the Company will be approximately $546,000. The Company, in January 2013, entered into a lease agreement to replace this tenant. The rental income from this lease will more than offset the rental income lost from the previous tenant. The cost of construction and brokerage commissions to the Company will be approximately $1,100,000, which will be financed through operating funds. The project is anticipated to be completed by May 2013 at which time rent and occupancy will commence.

In January 2013, a tenant who occupies 7,401 square feet of retail space at the Company's Nine Bond Street, Brooklyn, New York property informed the Company that it will vacate the premises in February 2013. The annual loss in rental income to the Company will be approximately $430,000. The Company expensed unbilled receivables in the amount of $240,258 in the quarter ended January 31, 2013. The Company is utilizing brokers to actively seek tenants to occupy the space that is vacant.

In February 2013, the Company entered into a lease agreement with a tenant for 10,000 square feet for office space at the Company's Nine Bond Street, Brooklyn, New York building. The cost of construction and brokerage commissions to the Company will be approximately $1,200,000. The Company will finance these costs through operating funds. Rent and occupancy is anticipated to commence in early 2014.

Cash Flows From Operating Activities:

Deferred Charges: The Company had expenditures for brokerage commissions for the six months ended January 31, 2013 in the amount of $259,163, relating to a tenant at its Jowein building in Brooklyn, New York.

Payroll and Other Accrued Liabilities: The Company incurred $259,163 for brokerage commissions in order to lease space at the Company's Jowein building in Brooklyn, New York.

Cash Flows From Investing Activities:

The Company had expenditures of $109,098 in the six months ended January 31, 2013 for work on the elevators in the Brooklyn, New York and Jamaica, New York properties. The cost of the project will be approximately $300,000 and is anticipated to be completed in the spring of 2013.

The Company had expenditures of $173,688 for the six months ended January 31, 2013 for the renovation of 22,000 square feet for office space for a tenant at the Company's Jowein building in Brooklyn, New York. The cost of the project is anticipated to be approximately $850,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2013, the Company had fixed-rate debt of $6,673,986.

Item 4. Controls and Procedures:

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of January 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A

(10)	Material contracts	N/A

(11)	Statement re computation of per share earnings	N/A

(12)	Statement re computation of ratios	N/A

(14)	Code of ethics	N/A

(15)	Letter re unaudited interim financial information	N/A

(18)	Letter re change in accounting principles	N/A

(19)	Report furnished to security holders	N/A

(31)	Additional exhibits--Certifications Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
	(31.1) Chief Executive Officer	19
	(31.2) Chief Financial Officer	20

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
	18 U.S.C. Section 1350	21
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant during the three months ended January 31, 2013.

Items reported:

The Company reported the results of the Submission of Matters to a vote of security holders. Date of report filed - November 21, 2012.

The Company reported its financial results for the three months and year ended October 31, 2012. Date of report filed - December 6, 2012.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date	March 6, 2013	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date	March 6, 2013	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer