Form 10-Q
period 2013-04-30
MAYS J W INC
filed 2013-06-06
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________to ________________

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
     Yes    X    No ____.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X   No ____ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer ____ Smaller reporting company    X    .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No   X    .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2013
Common Stock, $1 par value	2,015,780 shares

This report contains 21 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – April 30, 2013 (unaudited)
and July 31, 2012	3

Condensed Consolidated Statements of Income and Retained Earnings
– Three and nine months ended April 30, 2013 and 2012 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income
– Three and nine months ended April 30, 2013 and 2012 (unaudited)	5

Condensed Consolidated Statements of Cash Flows
– Nine months ended April 30, 2013 and 2012 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	13 - 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

Part II - Other Information
Item 1A. Risk Factors	17
Item 6. Exhibits and Reports on Form 8-K	17

Signatures	18

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.1) - Chief Executive Officer	19
(31.2) - Chief Financial Officer	20

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	21

Part 1 - Financial Information
        Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30	July 31
ASSETS	2013	2012
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$44,677,092	$44,259,379

Current Assets:
Cash and cash equivalents (Note 4)	2,231,478	1,340,203
Marketable securities (Notes 3 and 4)	125,512	226,397
Receivables (Note 4)	211,523	276,585
Income taxes refundable	281,073	–
Deferred income taxes	637,000	599,000
Prepaid expenses	610,813	1,220,333
Security deposits	224,317	217,022
Total current assets	4,321,716	3,879,540

Other Assets:
Deferred charges	4,231,247	3,594,846
Less: accumulated amortization	2,203,452	1,888,642
Net	2,027,795	1,706,204
Receivables (Note 4)	90,000	120,000
Security deposits	915,428	989,873
Unbilled receivables (Note 8)	2,170,401	2,214,540
Marketable securities (Notes 3 and 4)	2,420,010	2,215,209
Total other assets	7,623,634	7,245,826

TOTAL ASSETS	$56,622,442	$55,384,745

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgages payable (Note 5)	$5,465,314	$5,591,597
Note payable - related party (Note 7)	–	1,000,000
Security deposits payable	598,449	743,894
Payroll and other accrued liabilities	94,683	28,457
Total long-term debt	6,158,446	7,363,948

Deferred Income Taxes	3,517,000	3,282,000

Current Liabilities:
Accounts payable	54,886	85,083
Payroll and other accrued liabilities	2,155,010	1,483,944
Income taxes payable	–	79,362
Other taxes payable	10,770	4,287
Current portion of long-term debt (Note 5)	167,292	158,662
Note payable - related party (Note 7)	1,000,000	–
Current portion of security deposits payable	224,317	217,022
Total current liabilities	3,612,275	2,028,360

TOTAL LIABILITIES	13,287,721	12,674,308

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$159,000 at April 30, 2013 and $110,000 at July 31, 2012	194,918	133,477
Retained earnings	38,903,113	38,340,270
	44,622,573	43,998,289
Less common stock held in treasury, at cost - 162,517
shares at April 30, 2013 and at July 31, 2012 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	43,334,721	42,710,437

Contingencies (Note 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$56,622,442	$55,384,745

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$3,704,426	$4,185,661	$12,004,447	$12,277,435

Expenses

Real estate operating expenses	2,154,463	1,918,185	6,607,728	6,042,225
Administrative and general expenses	876,370	902,911	2,673,644	2,788,877
Depreciation and amortization (Note 6)	404,479	395,827	1,208,221	1,175,961
Loss on disposition of property and equipment	–	4,215	316,021	4,215
Total expenses	3,435,312	3,221,138	10,805,614	10,011,278

Income from operations before investment income,
interest expense and income taxes	269,114	964,523	1,198,833	2,266,157

Investment income and interest expense:
Investment income (Note 3)	12,094	4,959	69,291	23,176
Interest expense (Notes 5, 7 and 10)	(99,171)	(120,323)	(323,281)	(410,252)
	(87,077)	(115,364)	(253,990)	(387,076)

Income from operations before income taxes	182,037	849,159	944,843	1,879,081
Income taxes provided	109,000	709,000	382,000	1,053,000
Net income	73,037	140,159	562,843	826,081

Retained earnings, beginning of period	38,830,076	37,755,839	38,340,270	37,069,917
Retained earnings, end of period	$38,903,113	$37,895,998	$38,903,113	$37,895,998

Income per common share (Note 2)	$.04	$.07	$.28	$.41

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$73,037	$140,159	$562,843	$826,081

Other comprehensive income, net of taxes

Unrealized gain on available-for-sale securities,
net of taxes of $19,000 and $40,000 for the
three months ended April 30, 2013 and 2012,
respectively, and $49,000 and $50,000 for the nine months
ended April 30, 2013 and 2012, respectively.	23,412	2,909	61,441	19,859

Comprehensive income	$96,449	$143,068	$624,284	$845,940

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 30
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$562,843	$826,081

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,208,221	1,175,961
Amortization of deferred charges	314,810	260,431
Realized loss on sale of marketable securities	3,322	16,732
Loss on disposition of property and equipment	316,021	4,215
Other assets - unbilled receivables	(196,119)	(460,368)
- unbilled receivables - bad debts	240,258	5,103
- deferred charges	(636,401)	(137,261)
Deferred income taxes	148,000	690,000
Changes in:
Receivables	95,062	(401,141)
Income taxes refundable	(281,073)	245,605
Prepaid expenses	609,520	631,519
Accounts payable	(30,197)	(101,107)
Payroll and other accrued liabilities	737,292	338,486
Income taxes payable	(79,362)	–
Other taxes payable	6,483	5,593
Cash provided by operating activities	3,018,680	3,099,849

Cash Flows From Investing Activities:
Capital expenditures	(1,941,955)	(1,075,150)
Security deposits	67,150	56,404
Marketable securities:
Receipts from sales or maturities	548,818	503,361
Payments for purchases	(545,615)	(999,210)
Cash (used) by investing activities	(1,871,602)	(1,514,595)

Cash Flows From Financing Activities:
(Decrease) - security deposits	(138,150)	(29,544)
Mortgage and other debt payments	(117,653)	(3,308,024)
Cash (used) by financing activities	(255,803)	(3,337,568)

Increase (decrease) in cash and cash equivalents	891,275	(1,752,314)

Cash and cash equivalents at beginning of period	1,340,203	2,656,354

Cash and cash equivalents at end of period	$2,231,478	$904,040

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year and future periods, projections of the proportion of income (or loss), and permanent and temporary differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

Prior to April 30, 2012, the Company historically calculated New York State and New York City taxes based on capital, as such, the taxes were considered franchise taxes and were not included when calculating deferred taxes. Effective April 30, 2012, management assumes future taxes for New York State and New York City will be calculated based on income. This change in management's assumption relating to operating income in future periods for state and city deferred tax calculations resulted in a charge to deferred tax expense of $389,000 for the period ended April 30, 2012.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the nine months ended April 30, 2013 and April 30, 2012.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the nine months ended April 30, 2013 and April 30, 2012. The Company also did not classify any securities as trading at July 31, 2012.

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

In accordance with the provisions of Fair Value Measurements, the following are the Company's financial assets presented at fair value at April 30, 2013 and July 31, 2012.

	Fair value measurements at reporting date using

		Quoted prices				Quoted prices
		in active	Significant			in active	Significant
		markets for	other	Significant		markets for	other	Significant
		identical	observable	unobservable		identical	observable	unobservable
		assets/liabilities	inputs	inputs		assets/liabilities	inputs	inputs
	April 30				July 31
Description	2013	(Level 1)	(Level 2)	(Level 3)	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities -
available-for-sale	$2,420,010	$2,420,010	$–	$–	$2,215,209	$2,215,209	$–	$–
held-to-maturity	76,419	76,419	–	–	178,176	178,176	–	–
	$2,496,429	$2,496,429	$–	$–	$2,393,385	$2,393,385	$–	$–

As of April 30, 2013 and July 31, 2012, the Company's marketable securities were classified as follows:

	April 30, 2013				July 31, 2012
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Held-to-maturity:
Certificate of deposit	$50,307	$–	$–	$50,307	$50,246	$–	$–	$50,246
Corporate debt
securities	75,205	1,214	–	76,419	176,151	2,025	–	178,176
	$125,512	$1,214	$–	$126,726	$226,397	$2,025	$–	$228,422
Noncurrent:
Available-for-sale:
Mutual funds	$1,554,354	$227,765	$113	$1,782,006	$1,255,982	$123,203	$–	$1,379,185
Equity securities	511,738	128,708	2,442	638,004	715,750	135,813	15,539	836,024
	$2,066,092	$356,473	$2,555	$2,420,010	$1,971,732	$259,016	$15,539	$2,215,209

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at April 30, 2013, are as follows:

		Less Than	More Than
	Fair Value	12 Months	12 Months
Equity securities	$59,757	$2,442	$–
Mutual funds	259,133	113	–
Total	$318,890	$2,555	$–

Investment income consists of the following:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2013	2012	2013	2012
Loss on sale of marketable securities	$(2,805)	$(2,500)	$(3,322)	$(16,732)
Interest income	4,337	(1,031)	9,229	7,321
Dividend income	10,562	8,490	63,384	32,587
Total	$12,094	$4,959	$69,291	$23,176

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from fifty tenants, of which one tenant accounted for 20.02% and another tenant accounted for 15.99% of rental income during the nine months ended April 30, 2013. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at April 30, 2013 and July 31, 2012 provided by one tenant as a security deposit.

5.	Long-Term Debt – Mortgages:

				April 30, 2013		July 31, 2012
		Current
		Annual	Final	Due	Due	Due	Due
		Interest	Payment	Within	After	Within	After
		Rate	Date	One Year	One Year	One Year	One Year
Fishkill, New York property	(a,b)	6.98%	2/18/15	$47,478	$1,551,056	$45,028	$1,586,896
Bond St. building, Brooklyn, NY	(b)	6.98%	2/18/15	119,814	3,914,258	113,634	4,004,701
Total				$167,292	$5,465,314	$158,662	$5,591,597

(a)	On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 5(b) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(b)	The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. This loan financed seventy-five (75%) percent of the cost of capital improvements for an existing lease to a tenant and capital improvements for future tenant leases at the Company’s Brooklyn, New York (Bond Street building) and Fishkill, New York properties through February 2008. The loan also financed $850,000 towards the construction of two new elevators at the Company’s Brooklyn, New York property (Bond Street building). The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the “First Permanent Loan”)(see Note 5(a)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the “Second Permanent Loan”), and c) multiple, successively subordinate loans in the amount $8,295,274 (“Subordinate Building Loans”). As of August 19, 2004, the Company refinanced the existing mortgage on the Company’s Fishkill, New York property, which balance was $1,834,726 and took down an additional $2,820,000 for capital improvements for two tenants at the Company’s Bond Street building in Brooklyn, New York. In fiscal years 2006, 2007 and 2008, the Company drew down additional amounts totaling $916,670, on its multiple draw term loan to finance tenant improvements and brokerage commissions for the leasing of 13,026 square feet for office use at the Company’s Bond Street building in Brooklyn, New York. The Company, in February 2008, converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. Since the loan has been converted to a permanent mortgage loan, the balance of the financing on this loan was for the new elevators at the Company’s Bond Street building in Brooklyn, New York in the amount of $850,000 referred to above. The $850,000 was drawn down in fiscal 2010. The outstanding balance of the loan totaling $5,318,490 will become due and payable on February 18, 2015.

6.	Property and Equipment – at cost:

	April 30	July 31
	2013	2012
Property:
Buildings and improvements	$68,909,135	$68,160,718
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	748,905	72,467
	77,203,857	75,779,002
Less accumulated depreciation	32,668,704	31,620,831
Property - net	44,535,153	44,158,171

Fixtures and equipment and other:
Fixtures and equipment	176,877	167,687
Other fixed assets	241,293	219,385
	418,170	387,072
Less accumulated depreciation	276,231	285,864
Fixtures and equipment and other - net	141,939	101,208

Property and equipment - net	$44,677,092	$44,259,379

7.	Note Payable:

On December 15, 2004, the Company borrowed $1,000,000 from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The term of the loan was for a period of three (3) years maturing on December 15, 2007 and was extended for an additional three (3) years maturing on December 15, 2010. The Company, on November 11, 2010, further extended the note for an additional three (3) years maturing on December 15, 2013, at an interest rate of 5.00% per annum. The constant quarterly payment of interest is $12,500. The loan is unsecured. The note is prepayable in whole or in part at any time without penalty. The interest paid was $37,500 for each of the nine months ended April 30, 2013 and April 30, 2012, respectively. The lender/former director passed away on November 17, 2012.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease. Adjustments are made to the unbilled receivables when terms of leases are changed. For the nine months ended April 30, 2013, the Company recorded a bad debt of approximately $240,000 due to the early termination of a lease.

9.	Employees' Retirement Plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan were $10,000 and $24,778 for the three and nine months ended April 30, 2013, respectively, and $6,042 and $22,675 for the three and nine months ended April 30, 2012, respectively. The Company also contributes to union sponsored health benefit plans.

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $80,396 and $262,499 as contributions to the Plan for the three and nine months ended April 30, 2013, respectively, and $87,460 and $259,968 as contributions to the Plan for the three and nine months ended April 30, 2012, respectively.

10.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Nine Months Ended
	April 30
	2013	2012
Interest paid, net of capitalized interest of $15,217 (2013)
and $1,269 (2012)	$325,080	$429,680

Income taxes paid	$594,382	$117,395

11.	Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2013 and at July 31, 2012.

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

Results of Operations:

Three months Ended April 30, 2013 Compared to the Three months Ended April 30, 2012:

In the three months ended April 30, 2013, the Company reported net income of $73,037, or $.04 per share. In the comparable three months ended April 30, 2012, the Company reported net income of $140,159, or $.07 per share.

Revenues in the current three months decreased to $3,704,426 from $4,185,661 in the comparable 2012 three months primarily due to two office tenants vacating the Company's Jowein building in Brooklyn, New York, partially offset by one new office tenant at the Company's Nine Bond Street, Brooklyn, New York building and one new office tenant at the Company's Jowein building in Brooklyn, New York.

Real estate operating expenses in the current three months increased to $2,154,463 from $1,918,185 in the comparable 2012 three months primarily due to increases in payroll costs, real estate taxes and utility costs.

Administrative and general expenses in the current three months decreased to $876,370 from $902,911 in the comparable 2012 three months primarily due to decreases in legal and professional costs, partially offset by increases in payroll costs.

Depreciation and amortization expense in the current three months increased to $404,479 from $395,827 in the comparable 2012 three months, primarily due to improvements to the Nine Bond Street, Brooklyn, New York building and the Jowein building in Brooklyn, New York.

The current three months did not have a loss on disposition of property and equipment compared to $4,215 in the 2012 three month period.

Interest expense in the current three months exceeded investment income by $87,077 and by $115,364 in the comparable 2012 three months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Nine months Ended April 30, 2013 Compared to the Nine months Ended April 30, 2012:

In the nine months ended April 30, 2013, the Company reported net income of $562,843, or $.28 per share. In the comparable nine months ended April 30, 2012, the Company reported net income of $826,081, or $.41 per share.

Revenues in the current nine months decreased to $12,004,447 from $12,277,435 in the comparable 2012 nine months primarily due to two office tenants vacating the Company's Jowein building in Brooklyn, New York, partially offset by one new office tenant at the Company's Nine Bond Street, Brooklyn, New York building and one new office tenant at the Company's Jowein building in Brooklyn, New York.

Real estate operating expenses in the current nine months increased to $6,607,728 from $6,042,225 in the comparable 2012 nine months primarily due to increases in maintenance costs, real estate taxes, payroll costs, utility costs, leasing commissions and a bad debt expense in the amount of $240,258 from a retail tenant that vacated the Nine Bond Street, Brooklyn, New York building, partially offset by decreases in licenses and permits costs.

Administrative and general expenses in the current nine months decreased to $2,673,644 from $2,788,877 in the comparable 2012 nine months primarily due to decreases in legal and professional costs.

Depreciation and amortization expense in the current nine months increased to $1,208,221 from $1,175,961 in the comparable 2012 nine months, primarily due to improvements to the Nine Bond Street, Brooklyn, New York building and the Jowein building in Brooklyn, New York.

The current nine months had a loss on disposition of property and equipment in the amount of $316,021, compared to $4,215 in the 2012 nine month period.

Interest expense in the current nine months exceeded investment income by $253,990 and by $387,076 in the comparable 2012 nine months. The decrease in the excess of interest expense over investment income was due primarily to scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $2,231,478 at April 30, 2013.

A tenant who occupied 56,547 square feet of office space at the Company's Jowein building in Brooklyn, New York vacated the premises in January 2013. The annual loss in rental income to the Company will be approximately $1,357,000. The Company, in April 2013, entered into a lease agreement for 41,385 square feet of the total vacated. The rental income from this lease will more than offset the rental income lost from the previous tenant on a per square foot comparison. The cost of construction and brokerage commission to be paid by the Company will be approximately $775,000, which will be financed through operating funds. The project was completed in May 2013 and rent is expected to commence in July 2013.

A tenant who occupied 22,000 square feet of office space at the Company's Jowein building in Brooklyn, New York vacated the premises in January 2013. The annual loss in rental income to the Company will be approximately $546,000. The Company, in January 2013, entered into a lease agreement to replace this tenant. The rental income from this lease will more than offset the rental income lost from the previous tenant. The cost of construction and brokerage commissions to be paid by the Company was $1,108,600, which was financed through operating funds. The project was completed in April 2013 at which time rent and occupancy commenced.

In January 2013, a tenant who occupies 7,401 square feet of retail space at the Company's Nine Bond Street, Brooklyn, New York property informed the Company that it will vacate the premises. The Company is currently in litigation to evict this tenant from the premises. The annual loss in rental income to the Company will be approximately $430,000. The Company expensed unbilled receivables in the amount of $240,258 in the nine months ended April 30, 2013. The Company is utilizing brokers to actively seek tenants to occupy the space when this tenant vacates the premises.

In February 2013, the Company entered into a lease agreement with a tenant for 10,000 square feet for office space at the Company's Nine Bond Street, Brooklyn, New York building. The cost of construction and brokerage commissions to the Company will be approximately $1,300,000. The Company will finance these costs through operating funds. Occupancy is anticipated to commence in late 2013 and rent is anticipated to commence in early 2014. The Company will also have to relocate part of its general offices to accommodate the tenant at a cost of approximately $400,000. Both of these projects will be financed through operating funds.

Cash Flows From Operating Activities:

Deferred Charges: The Company had expenditures for brokerage commissions for the nine months ended April 30, 2013 in the amount of $611,994, relating to two tenants at its Jowein building in Brooklyn, New York and a tenant at its Nine Bond Street, Brooklyn, New York building.

Payroll and Other Accrued Liabilities: The Company incurred $611,994 for brokerage commissions in order to lease space at the Company's Jowein building in Brooklyn, New York and Nine Bond Street, Brooklyn, New York building for the nine months ended April 30, 2013. The balance due as of April 30, 2013 is $446,453.

Cash Flows From Investing Activities:

The Company had expenditures of $168,873 in the nine months ended April 30, 2013 for work on the elevators in the Brooklyn, New York and Jamaica, New York buildings. The cost of the project will be approximately $300,000 and is anticipated to be completed in the fall of 2013.

The Company had expenditures of $849,438 for the nine months ended April 30, 2013 for the renovation of 22,000 square feet for office space for a tenant at the Company's Jowein building in Brooklyn, New York. The project was completed in April 2013.

The Company had expenditures of $267,443 in the nine months ended April 30, 2013 for the renovation of 10,000 square feet for office space for a tenant and the partial relocation of the Company's general offices at the Company's Nine Bond Street, Brooklyn, New York building. The cost of the project is approximately $1,150,000 and is anticipated to be completed in November 2013.

The Company had expenditures of $265,000 for the nine months ended April 30, 2013 for the renovation of 41,385 square feet for office space for a tenant at the Company's Jowein building in Brooklyn, New York. The cost of the project was $665,000 and was completed in May 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2013, the Company had fixed-rate debt of $6,632,606.

Item 4. Controls and Procedures:

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of April 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A

(10)	Material contracts	N/A

(11)	Statement re computation of per share earnings	N/A

(12)	Statement re computation of ratios	N/A

(14)	Code of ethics	N/A

(15)	Letter re unaudited interim financial information	N/A

(18)	Letter re change in accounting principles	N/A

(19)	Report furnished to security holders	N/A

(31)	Additional exhibits--Certifications Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
	(31.1) Chief Executive Officer	19
	(31.2) Chief Financial Officer	20

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
	18 U.S.C. Section 1350	21
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

(b)	Reports on Form 8-K – One report on Form 8-K were filed by the registrant during the three months ended April 30, 2013.

Items reported:

The Company reported its financial results for the three months and six months ended January 31, 2013.
Date of report filed - March 7, 2013.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date	June 5, 2013	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date	June 5, 2013	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer