Form 10-K
period 2013-07-31
MAYS J W INC
filed 2013-10-03
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: July 31, 2013
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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

       The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $9,180,627 as of January 31, 2013 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       The number of shares outstanding of the registrant’s common stock as of September 6, 2013 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
in which the Document
Document	is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2013	Parts I and II
Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2013

TABLE OF CONTENTS

		Page
Part I
	Item 1. Business	1
	Item 1A. Risk Factors	1-2
	Item 1B. Unresolved Staff Comments	2
	Item 2. Properties	3-7
	Item 3. Legal Proceedings	8
	Item 4. Mine Safety Disclosures	8
	Executive Officers of the Registrant	8
Part II
	Item 5. Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	9
	Performance Graph	10
	Item 6. Selected Financial Data	11
	Item 7. Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11
	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	11
	Item 8. Financial Statements and Supplementary Data	11
	Item 9. Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	11
	Item 9A. Controls and Procedures	11
	Item 9B. Other Information	12
Part III
	Item 10. Directors, Executive Officers and Corporate Governance	12
	Item 11. Executive Compensation	12
	Item 12. Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	12
	Item 13. Certain Relationships and Related Transactions, and Director Independence	12
	Item 14. Principal Accounting Fees and Services	12
Part IV
	Item 15. Exhibits and Financial Statement Schedules	13-14
	Signatures	15

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

     Certain conflicts of interest may be perceived by the relationship between the Company and its largest shareholder. Both entities have the same Chief Executive Officer, and certain management personnel work for both entities. Nevertheless, the Company’s Board of Directors (“Board”) is composed of a majority of independent directors. As recently as 2005, in a case involving both entities, the Delaware Supreme Court in connection with an attempt to obtain books and records of the Company through a proceeding against the Company’s significant shareholder, held that the actions of the Company’s Board were proper.

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

  the general burdens of governmental regulation, at the Local, State and Federal levels;

  climate change; and

  cyber security.

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

     Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 6 to the Consolidated Financial Statements contained in the 2013 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Brooklyn Bond Street building and the Fishkill property.

1.	Brooklyn, New York—Fulton Street at Bond Street

10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: 12/8/2043 (1 lease) which lease currently has one thirty-year renewal option through 12/8/2073. The Company in July 2012, exercised the first renewal option for thirty years ending 12/8/2043; 4/30/2021 (2 leases), which leases previously had expiration dates of April 30, 2011 and were extended for an additional ten years; and 4/30/31 (2 leases) which leases previously had expiration dates of April 30, 2011 and were extended for an additional twenty years. The Company is in the process of renovating 10,000 square feet for office space for a tenant, which is expected to be completed in December 2013.

The property is currently leased to twenty one tenants of which ten are retail tenants, two are fast food restaurants and nine occupy office space. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (33.42%) and the other tenant occupies office space (15.06%).

In January 2013, a tenant who occupies 7,401 square feet of retail space at the Company’s Nine Bond Street, Brooklyn, New York property informed the Company that it will vacate the premises. The Company is currently in litigation to evict this tenant from the premises. The annual loss in rental income to the Company will be approximately $430,000. The Company expensed unbilled receivables in the amount of $240,258 in the year ended July 31, 2013. The Company is utilizing brokers to actively seek tenants to occupy the space when this tenant vacates the premises.

In February 2013, the Company entered into a lease agreement with a tenant for 10,000 square feet for office space at the Company’s Nine Bond Street, Brooklyn, New York building. The cost of construction will be approximately $1,200,000 and brokerage commissions will be $247,830. The Company will finance these costs through operating funds. Occupancy is anticipated to commence in late 2013 and rent is anticipated to commence in early 2014. The Company also had to relocate part of its general offices to accommodate the tenant at a cost of $556,868. Both of these projects will be financed through operating funds.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2009	62.06%	7/31/2014	7	67,031	$1,434,370	9.026
7/31/2010	69.74%	7/31/2016	3	16,009	430,591	2.710
7/31/2011	69.68%	7/31/2018	2	3,363	85,775.540
7/31/2012	72.28%	7/31/2019	1	21,121	411,464	2.589
7/31/2013	74.73%	7/31/2021	5	146,912	4,016,561	25.274
		7/31/2022	1	2,000	103,205.649
		7/31/2023	1	2,160	63,250.398
		7/31/2032	2	28,218	856,650	5.391
			22	286,814	$7,401,866	46.577

As of July 31, 2013 the federal tax basis is $25,225,052 with accumulated depreciation of $11,213,312 for a net carrying value of $14,011,740. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $1,312,457 per year and the rate used is averaged at $11.330 per $100 of assessed valuation.

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

A tenant who occupied 56,547 square feet of office space vacated the premises in January 2013. The annual loss in rental income to the Company was $1,357,000. The Company, in April 2013, entered into a lease agreement for 41,385 square feet of the total vacated. The rental income from this lease will more than offset the rental income lost from the previous tenant on a per square foot comparison. The cost of construction was $665,000 and the brokerage commissions were $110,000, which were financed through operating funds. The project was completed in May 2013 and rent commenced in July 2013.

A tenant who occupied 22,000 square feet of office space vacated the premises in January 2013. The annual loss in rental income to the Company was $546,000. The Company, in January 2013, entered into a lease agreement to replace this tenant. The rental income from this lease will more than offset the rental income lost from the previous tenant. The cost of construction was $849,438 and brokerage commissions were $259,162, which were financed through operating funds. The project was completed in April 2013 at which time rent and occupancy commenced.

The Company also renewed leases with two office tenants who occupy 8,000 and 8,300 square feet, respectively. The renewal periods were extended to June 30, 2016 and September 30, 2018, respectively.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2009	71.38%	7/31/2014	2	10,305	$12,214.077
7/31/2010	69.85%	7/31/2016	3	13,960	334,136	2.103
7/31/2011	76.02%	7/31/2017	1	5,500	127,388.801
7/31/2012	76.38%	7/31/2018	2	17,364	345,771	2.176
7/31/2013	61.45%	7/31/2019	3	73,288	559,086	3.518
		7/31/2021	1	8,500	28,972.182
		7/31/2059	1	19,437	115,033.724
			13	148,354	$1,522,600	9.581

As of July 31, 2013 the federal tax basis is $12,639,266 with accumulated depreciation of $5,491,601 for a net carrying value of $7,147,665. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $571,895 per year and the rate used is averaged at $10.975 per $100 of assessed valuation.

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

Two of the Company’s retail tenants who occupy 28,335 square feet and 25,954 square feet and whose leases expire in August 2013 and September 2013, respectively, will not have their leases renewed. The loss in annual rental income will be $240,000 and $300,000, respectively. The Company is utilizing brokers to actively seek tenants to occupy the vacated space. The Company expensed unbilled receivables in the amount of $84,278 in the year ended July 31, 2013 for the tenant that occupies the 28,335 square feet.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2009	79.38%	7/31/2014	4	92,398	$1,359,682	8.556
7/31/2010	80.99%	7/31/2015	1	24,109	366,156	2.304
7/31/2011	81.14%	7/31/2016	1	6,021	155,527.979
7/31/2012	81.14%	7/31/2017	4	72,297	1,482,541	9.329
7/31/2013	80.30%	7/31/2020	1	42,250	1,074,527	6.762
			11	237,075	$4,438,433	27.930

As of July 31, 2013 the federal tax basis is $18,881,665 with accumulated depreciation of $9,677,066 for a net carrying value of $9,204,599. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $361,132 per year and the rate used is averaged at $11.465 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. There are approximately 203,000 square feet of the building available for lease. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2009	—
7/31/2010	—
7/31/2011	—
7/31/2012	—
7/31/2013	—

As of July 31, 2013 the federal tax basis is $9,670,997 with accumulated depreciation of $8,533,740 for a net carrying value of $1,137,257. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $135,531 per year and the rate used is averaged at $2.71 per $100 of assessed valuation.

5.	Levittown, New York—Hempstead Turnpike

The Company owns the entire property. In October 2006, the Company entered into a lease agreement with a restaurant. The restaurant constructed a new 10,000 square foot building, which opened in May 2008. Ownership of the building reverts to the Company at the conclusion of the leasing arrangement, currently August 16, 2017.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2009	100.00%	7/31/2018	Building	10,000	$394,798	2.484
7/31/2010	100.00%		Land	75,800
7/31/2011	100.00%		1	85,800
7/31/2012	100.00%
7/31/2013	100.00%

The real estate taxes for this property are $158,841 per year and the rate used is averaged at $843.02 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2009	96.25%	7/31/2030	2	133,400	$961,915	6.053
7/31/2010	85.01%
7/31/2011	85.01%
7/31/2012	89.38%
7/31/2013	100.00%

The real estate taxes for this property are $239,828 per year and the rate used is averaged at $732.79 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2009	69.82%	7/31/2014	1	30,000	$93,492.588
7/31/2010	67.80%	7/31/2015	1	108,000	255,035	1.605
7/31/2011	66.11%		2	138,000	$348,527	2.193
7/31/2012	77.75%
7/31/2013	72.41%

As of July 31, 2013 the federal tax basis is $4,388,456 with accumulated depreciation of $2,773,393 for a net carrying value of $1,615,063. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $32,204 per year and the rate used is averaged at $4.56 per $100 of assessed valuation.

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

     See Note 11 to the Consolidated Financial Statements contained in the 2013 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

ITEM 4. MINE SAFETY DISCLOSURES.

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2008 and renewed August 1, 2011), whose present term of office will expire upon the election and qualification of his successor:

First Became
		Business Experience During	Such Officer
Name	Age	the Past Five Years	or Director
Lloyd J. Shulman	71	President	November, 1978
Co-Chairman of the Board
		and President	June, 1995
Chairman of the Board
		and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	59	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	62	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	63	Vice President	March, 1995

     All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

     The following is the sales price range per share of J. W. Mays, Inc. common stock during the fiscal years ended July 31, 2013 and 2012:

	Sales Price
Three Months Ended	High	Low
October 31, 2012	$28.57	$19.25
January 31, 2013	25.00	21.00
April 30, 2013	22.75	21.90
July 31, 2013	26.85	20.89

October 31, 2011	$17.00	$13.10
January 31, 2012	17.00	13.30
April 30, 2012	19.69	14.80
July 31, 2012	20.25	17.10

     The quotations were obtained for the respective periods from the National Association of Securities Dealers, Inc. There were no dividends declared in either of the two fiscal years.

     On September 6, 2013, the Company had approximately 1,350 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended July 31, 2013 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

     During the year ended July 31, 2013 we did not repurchase any of our outstanding equity securities.

PERFORMANCE GRAPH

     The following graph sets forth a five-year comparison of cumulative total shareholder return for the Company, the Standard & Poor’s 500 Stock-Index (“S&P 500”), and a Peer Group. The graph assumes the investment of $100 at the close of trading July 31, 2008 in the common stock of the Company, the S&P 500 and the Peer Group, and the reinvestment of all dividends, although the Company did not pay a dividend during this five-year period.

Comparison of Five-Year Cumulative Total Return*
J. W. MAYS, INC., Standard & Poor’s 500 and Peer Group
(Performance Results Through 7/31/13)

	7/31/2008	7/31/2009	7/31/2010	7/31/2011	7/31/2012	7/31/2013
J. W. MAYS, INC.	$100.00	$82.87	$84.81	$91.16	$106.35	$147.24
Standard & Poor’s 500	$100.00	$80.04	$91.11	$109.01	$118.97	$151.02
Peer Group	$100.00	$57.61	$96.19	$111.96	$102.78	$107.75
____________________

Assumes $100 invested at the close of trading 7/31/08 in J. W. MAYS, INC. common stock, Standard & Poor’s 500 and Peer Group.

*Cumulative total return assumes reinvestment of dividends.

Source: Value Line Publishing LLC

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

ITEM 6. SELECTED FINANCIAL DATA.

    The information appearing under the heading “Summary of Selected Financial Data” on page 2 of the Registrant’s 2013 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Registrant’s 2013 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2013, the Company had fixed-rate debt of $6,591,597.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Registrant’s Consolidated Financial Statements, together with the report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 3, 2013, appearing on pages 4 through 20 of the Registrant’s 2013 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, and 7 hereof, the 2013 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

    The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2013, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework Guidance for Small Public Companies. Based on the Company’s assessments, we believe that, as of July 31, 2013, its internal control over financial reporting is effective based on these criteria.

     This Form 10-K Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption for smaller reporting company filers from the internal control audit requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION.

     Reports on Form 8-K—One report on Form 8-K was filed by the Company during the three months ended July 31, 2013.

     Item reported—The Company reported its financial results for the three and nine months ended April 30, 2013.

     Date of report filed – June 6, 2013

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and such information is incorporated herein by reference.

     The information with respect to Executive Officers of the Company is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the heading “Executive Compensation” in the Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information required by this item appears under the headings “Executive Compensation”, “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The following table sets forth the fees paid by the Company to its independent registered public accounting firm, D’Arcangelo & Co., LLP, for the fiscal years 2013 and 2012.

	Fiscal Year	Fiscal Year
	2013	2012
Audit Fees	$123,953	$126,527
Tax Fees and Other Fees	22,295	21,970
Total	$146,248	$148,497

     Audit Fees for fiscal year 2013 and fiscal year 2012 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

     Tax Fees and Other Fees for fiscal year 2013 and fiscal year 2012 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

     The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 3, 2013, set forth on pages 4 through 20 of the Company’s 2013 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules.

3.	Exhibits:

	(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

	(3)	Articles of incorporation and by-laws:

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

J.W. MAYS, INC.
(Registrant)

October 3, 2013	By:	LLOYD J. SHULMAN
LLOYD J. SHULMAN
Chairman of the Board
Principal Executive Officer
President
Principal Operating Officer

October 3, 2013	By:	MARK S. GREENBLATT
MARK S. GREENBLATT
Vice President and Treasurer
Principal Financial Officer

October 3, 2013	By:	WARD N. LYKE, JR.
WARD N. LYKE, JR.
Vice President
and Assistant Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 3, 2013
Lloyd J. Shulman	Officer, President, Chief Operating
Officer and Director

MARK S. GREENBLATT	Vice President, Treasurer and Director	October 3, 2013
Mark S. Greenblatt

ROBERT L. ECKER	Director	October 3, 2013
Robert L. Ecker

DEAN L. RYDER	Director	October 3, 2013
Dean L. Ryder

JACK SCHWARTZ	Director	October 3, 2013
Jack Schwartz

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

     Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2013, which are incorporated herein by reference:

     Report of Independent Registered Public Accounting Firm (page 20)

     Consolidated Balance Sheets (pages 4 and 5)

     Consolidated Statements of Income and Retained Earnings (page 6)

     Consolidated Statements of Comprehensive Income (page 7)

     Consolidated Statements of Cash Flows (page 8)

     Notes to Consolidated Financial Statements (pages 9-18)

     Report of Management (page 19)

		Page
Financial Statement Schedules:
	Report of Independent Registered Public Accounting Firm on Financial
	Statement Schedules	16
II	Valuation and Qualifying Accounts	17
III	Real Estate and Accumulated Depreciation	18

     All other schedules for which provision is made in the applicable regulations of the U. S. Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

     The separate financial statements and schedules of J.W. Mays, Inc. (not consolidated) are omitted because the Company is primarily an operating company and its subsidiaries are wholly-owned.
____________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
J.W. Mays, Inc. and Subsidiaries

     We have audited the consolidated financial statements of J.W. Mays, Inc. and subsidiaries as of July 31, 2013 and 2012, and for the three years in the period ended July 31, 2013 and have issued our report thereon dated October 3, 2013; such consolidated financial statements and reports are incorporated by reference in this Form 10-K Annual Report. Our audits also included the consolidated financial statement schedules of J.W. Mays, Inc. and subsidiaries referred to in the above index to registrant’s financial statements and schedules of this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

D’ARCANGELO & CO., LLP
Rye Brook, N.Y.
October 3, 2013

SCHEDULE II

J.W. MAYS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2013	2012	2011
Allowance for net unrealized gains on marketable securities:
Balance, beginning of year	$243,477	$190,415	$62,717
Additions	90,156	53,062	127,698
Balance, end of year	$333,633	$243,477	$190,415

SCHEDULE III

J.W. MAYS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
July 31, 2013

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I
				Cost Capitalized								Life on Which
				Subsequent to		Gross Amount at Which Carried						Depreciation in
		Initial Cost to Company		Acquisition		At Close of Period						Latest Income
	Encum-		Building &		Carried		Building &		Accumulated	Date of	Date	Statement is
Description	brances	Land	Improvements	Improvements	Cost	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
Office and Rental Buildings
Brooklyn, New York
Fulton Street at Bond Street	$4,004,702	$3,901,349	$7,403,468	$19,401,881	$—	$3,901,349	$26,805,349	$30,706,698	$9,660,569	Various	Various	(1)(2)
Jamaica, New York
Jamaica Avenue at 169th Street		—	3,215,699	15,561,195	—	—	18,776,894	18,776,894	9,039,793	1959	1959	(1)(2)
Fishkill, New York
Route 9 at Interstate Highway 84	1,586,895	594,723	7,212,116	2,501,202	—	594,723	9,713,318	10,308,041	8,227,840	10/74	11/72	(1)
Brooklyn, New York
Jowein Building Fulton Street
and Elm Place	—	1,324,957	728,327	12,067,317	—	1,324,957	12,795,644	14,120,601	3,919,877	1915	1950	(1)(2)
Levittown, New York Hempstead
Turnpike	—	125,927	—	—	—	125,927	—	125,927	—	4/69	6/62	(1)
Circleville, Ohio
Tarlton Road	—	120,849	4,388,456	—	—	120,849	4,388,457	4,509,306	2,249,084	9/92	12/92	(1)
Total(A)	$5,591,597	$6,067,805	$22,948,066	$49,531,595	$—	$6,067,805	$72,479,662	$78,547,467	$33,097,163
____________________

(1)	Building and improvements	18–40 years
(2)	Improvements to leased property	3–40 years
(A)	Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $433,799 and Accumulated Depreciation thereon of $249,638 at July 31, 2013.

	Year Ended July 31,
	2013	2012	2011
Investment in Real Estate
Balance at Beginning of Year	$75,779,002	$76,643,907	$74,918,445
Improvements	3,204,356	1,102,781	1,725,462
Retirements	(435,891)	(1,967,686)	—
Balance at End of Year	$78,547,467	$75,779,002	$76,643,907
Accumulated Depreciation
Balance at Beginning of Year	$31,620,831	$32,051,431	$30,544,645
Additions Charged to Costs and Expenses	1,596,202	1,534,697	1,506,786
Retirements	(119,870)	(1,965,297)	—
Balance at End of Year	$33,097,163	$31,620,831	$32,051,431

EXHIBIT INDEX TO FORM 10-K

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable

(3)	(i)	Certificate of incorporation—incorporated by reference

	(ii)	By-laws—incorporated by reference

	(iii)	Amendment to By-laws, effective November 1, 1999 - incorporated by reference

	(iv)	Amendment to By-Laws, effective November 20, 2007 - incorporated by reference

(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above

(9)	Voting trust agreement—not applicable

(10)	Material contracts—	(i)	incorporated by reference

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