Form 10-Q
period 2013-10-31
MAYS J W INC
filed 2013-12-05
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer ____ Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No    X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at December 4, 2013
Common Stock, $1 par value	2,015,780 shares

This report contains 23 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – October 31, 2013 (unaudited)
and July 31, 2013	3
Condensed Consolidated Statements of Income and Retained Earnings
– Three months ended October 31, 2013 and 2012 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income
– Three months ended October 31, 2013 and 2012 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Three months ended October 31, 2013 and 2012 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 13

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	14 - 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

Part II - Other Information
Item 1. Legal Proceedings	18
Item1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.1) - Chief Executive Officer	21
(31.2) - Chief Financial Officer	22

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	23

Part 1 - Financial Information

Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31	July 31
ASSETS	2013	2013
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$46,650,947	$45,634,465

Current Assets:
Cash and cash equivalents (Note 4)	1,886,810	664,718
Marketable securities (Notes 3 and 4)	–	50,326
Receivables (Note 4)	313,319	309,517
Income taxes refundable	–	325,072
Deferred income taxes	571,000	676,000
Prepaid expenses	823,805	1,321,270
Security deposits	16,611	257,975
Total current assets	3,611,545	3,604,878

Other Assets:
Deferred charges	3,845,816	3,806,743
Less: accumulated amortization	2,004,465	1,920,661
Net	1,841,351	1,886,082
Receivables (Note 4)	142,439	90,000
Security deposits	996,452	896,970
Unbilled receivables (Notes 4 and 8)	2,217,195	2,172,269
Marketable securities (Notes 3 and 4)	1,269,441	2,409,273
Total other assets	6,466,878	7,454,594

TOTAL ASSETS	$56,729,370	$56,693,937

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgages payable (Note 5)	$5,377,640	$5,421,335
Note payable - related party (Note 7)	1,000,000	1,000,000
Security deposits payable	679,191	579,709
Payroll and other accrued liabilities	–	59,683
Total long-term debt	7,056,831	7,060,727

Deferred Income Taxes	3,650,000	3,684,000

Current Liabilities:
Accounts payable	84,490	57,668
Payroll and other accrued liabilities	1,820,036	2,033,923
Income taxes payable	140,565	–
Other taxes payable	2,150	5,118
Current portion of long-term debt (Note 5)	173,317	170,262
Current portion of security deposits payable	16,611	257,975
Total current liabilities	2,237,169	2,524,946

TOTAL LIABILITIES	12,944,000	13,269,673

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$90,000 at October 31, 2013 and $150,000 at July 31, 2013	108,715	183,633
Retained earnings	39,439,965	39,003,941
	45,073,222	44,712,116
Less common stock held in treasury, at cost - 162,517
shares at October 31, 2013 and at July 31, 2013 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	43,785,370	43,424,264

Contingencies (Note 13)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$56,729,370	$56,693,937

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Three Months Ended
	October 31
	2013	2012
	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,218,764	$4,194,532

Expenses

Real estate operating expenses	2,151,725	2,000,894
Administrative and general expenses	918,048	844,069
Depreciation and amortization (Note 6)	418,555	401,257
Loss on disposition of property and equipment	4,291	–
Total expenses	3,492,619	3,246,220

Income from operations before investment income,
interest expense and income taxes	726,145	948,312

Investment income and interest expense:
Investment income (Note 3)	189,424	10,324
Interest expense (Notes 5, 7 and 10)	(98,545)	(113,862)
	90,879	(103,538)

Income from operations before income taxes	817,024	844,774
Income taxes provided	381,000	344,000
Net income	436,024	500,774

Retained earnings, beginning of period	39,003,941	38,340,270
Retained earnings, end of period	$39,439,965	$38,841,044

Income per common share (Note 2)	$.22	$.25

Dividends per share	$–	$–

Average common shares outstanding	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 31
	2013	2012
	(Unaudited)	(Unaudited)
Net income	$436,024	$500,774

Unrealized gain on available-for-sale securities:
Unrealized holding gains arising during the period, net of taxes
of $9,000 for each period	11,269	13,396
Reclassification adjustment for net gains included in net income, net of
taxes of ($69,000) for the three months ended October 31, 2013	(86,187)	–

Unrealized gains (losses) on available-for-sale securities, net of taxes	(74,918)	13,396

Comprehensive income	$361,106	$514,170

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$436,024	$500,774

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	418,555	401,257
Amortization of deferred charges	83,804	86,433
Realized (gain) loss on sale of marketable securities	(182,841)	517
Loss on disposition of property and equipment	4,291	-
Deferred charges	(39,073)	-
Other assets - unbilled receivables	(44,926)	(66,226)
Deferred income taxes	131,000	3,000
Changes in:
Receivables	(56,241)	(46,695)
Income taxes refundable	325,072	-
Prepaid expenses	497,465	592,608
Accounts payable	26,822	(14,793)
Payroll and other accrued liabilities	(273,570)	(190,709)
Income taxes payable	140,565	158,698
Other taxes payable	(2,968)	2,652
Cash provided by operating activities	1,463,979	1,427,516

Cash Flows From Investing Activities:
Capital expenditures	(1,439,328)	(228,153)
Security deposits	141,882	(5,105)
Marketable securities:
Receipts from sales or maturities	1,247,323	99,816
Payments for purchases	(9,242)	(253,322)
Cash (used) by investing activities	(59,365)	(386,764)

Cash Flows From Financing Activities:
Increase (decrease) - security deposits	(141,882)	5,104
Mortgage and other debt payments	(40,640)	(37,793)
Cash (used) by financing activities	(182,522)	(32,689)

Increase in cash and cash equivalents	1,222,092	1,008,063

Cash and cash equivalents at beginning of period	664,718	1,340,203

Cash and cash equivalents at end of period	$1,886,810	$2,348,266

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2013 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2013. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2014.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year and future periods, projections of the proportion of income (or loss), and permanent and temporary differences. When estimating deferred taxes, management assumes New York State and City taxes will be calculated based on income verses capital franchise taxes. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about items reclassified out of accumulated other comprehensive income, and the income statement line items impacted by the reclassifications. We adopted this standard effective August 1, 2013 and have presented the disclosures in comparative form. Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements. The effect of applying this standard is reflected in note 12.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2013 and October 31, 2012.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the three months ended October 31, 2013 and October 31, 2012.

GAAP established a fair value hierarchy that prioritizes the valuation techniques and created the following three broad levels, with Level 1 valuation being the highest priority:

Level 1 valuation inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date (e.g., equity securities traded on the New York Stock Exchange). Mutual funds are open ended investment funds registered with the U.S. Securities and Exchange Commission and traded at daily net asset value ("NAV").

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

The following are the Company's financial assets presented at fair value at October 31, 2013 and July 31, 2013.

	Fair value measurements at reporting date using
		Quoted prices				Quoted prices
		in active	Significant			in active	Significant
		markets for	other	Significant		markets for	other	Significant
		identical	observable	unobservable		identical	observable	unobservable
		assets/liabilities	inputs	inputs		assets/liabilities	inputs	inputs
	October 31				July 31
Description	2013	(Level 1)	(Level 2)	(Level 3)	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities -
available-for-sale:
Mutual funds	$767,853	$767,853	$–	$–	$1,789,914	$1,789,914	$–	$–
Equity securities	501,588	501,588	–	–	619,359	619,359	–	–
	$1,269,441	$1,269,441	$–	$–	$2,409,273	$2,409,273	$–	$–

As of October 31, 2013 and July 31, 2013, the Company's marketable securities were classified as follows:

	October 31, 2013				July 31, 2013
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Held-to-maturity:
Certificate of deposit	$–	$–	$–	$–	$50,326	$–	$–	$50,326
Noncurrent:
Available-for-sale:
Mutual funds	$659,443	$113,172	$4,762	$767,853	$1,559,925	$242,041	$12,052	$1,789,914
Equity securities	411,283	91,046	741	501,588	515,715	105,341	1,697	619,359
	$1,070,726	$204,218	$5,503	$1,269,441	$2,075,640	$347,382	$13,749	$2,409,273

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at October 31, 2013, are as follows:

		Less Than	More Than
	Fair Value	12 Months	12 Months
Equity securities	$62,333	$741	$–
Mutual funds	259,244	–	4,762
Total	$321,577	$741	$4,762

Investment income consists of the following:

	Three Months Ended
	October 31
	2013	2012
Gain (loss) on sale of marketable securities	$182,841	$(517)
Interest income	953	2,527
Dividend income	5,630	8,314
Total	$189,424	$10,324

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from forty nine tenants, of which one tenant accounted for 19.20% and another tenant accounted for 15.23% of rental income during the three months ended October 31, 2013. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at October 31, 2013 and July 31, 2013 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgages:

				October 31, 2013		July 31, 2013
		Current
		Annual	Final	Due	Due	Due	Due
		Interest	Payment	Within	After	Within	After
		Rate	Date	One Year	One Year	One Year	One Year
Fishkill, New York property	(a,b)	6.98%	2/18/15	$49,188	$1,526,174	$48,320	$1,538,575
Bond St. building, Brooklyn, NY	(b)	6.98%	2/18/15	124,129	3,851,466	121,942	3,882,760
Total				$173,317	$5,377,640	$170,262	$5,421,335

(a)	On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 5(b) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(b)	The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the “First Permanent Loan”)(see Note 5(a)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the “Second Permanent Loan”), and c) multiple, successively subordinate loans in the amount $8,295,274 (“Subordinate Building Loans”). The Company, in February 2008, converted the loan totaling $12,000,000 (including note 5(a) above) to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. The outstanding balance of the loan totaling $5,318,490 will become due and payable on February 18, 2015.

6.	Property and Equipment – at cost:

	October 31	July 31
	2013	2013
Property:
Buildings and improvements	$70,679,581	$70,513,716
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	1,761,397	487,934
	79,986,795	78,547,467
Less accumulated depreciation	33,505,360	33,097,163
Property - net	46,481,435	45,450,304

Fixtures and equipment and other:
Fixtures and equipment	139,398	194,893
Other fixed assets	238,906	238,906
	378,304	433,799
Less accumulated depreciation	208,792	249,638
Fixtures and equipment and other - net	169,512	184,161

Property and equipment - net	$46,650,947	$45,634,465

Construction in progress includes:

	October 31	July 31
	2013	2013
New tenant improvements at 9 Bond Street in Brooklyn, NY	$1,161,800	$487,934
Building improvements at Fishkill, NY	522,623	–
Existing tenant improvements at 9 Bond Street in Brooklyn, NY	76,974	–
	$1,761,397	$487,934

7.	Note Payable:

On December 15, 2004, the Company borrowed $1,000,000 on a unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The loan has been repeatedly renewed to its current maturity date of December 31, 2013. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payment of interest is $12,500. The interest paid was $12,500 for the three months ended October 31, 2013 and 2012, respectively. The Company intends to refinance the note through December 15, 2014 with the estate of the former director.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan were $10,600 and $6,886 for the three months ended October 31, 2013 and 2012, respectively. The Company also contributes to union sponsored health benefit plans.

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $88,874 and $87,500 as contributions to the Plan for the three months ended October 31, 2013 and 2012, respectively.

10.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Three Months Ended
	October 31
	2013	2012
Interest paid, net of capitalized interest of $13,221 (2013)
and $768 (2012)	$98,790	$114,089
Income taxes paid (refunded)	$(215,638)	$182,302

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Accumulated other comprehensive income:

The only component of accumulated other comprehensive income is unrealized gains (losses) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three months ended October 31, 2013 and 2012 is as follows:

	Three Months Ended
	October 31
	2013	2012
	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$183,633	$133,477

Other comprehensive income, net of tax effect:
Unrealized gains on available-for-sale securities	20,269	22,396
Tax effect	(9,000)	(9,000)
Unrealized gains on available-for-sale securities,
net of tax effect	11,269	13,396
Amounts reclassified from accumulated other
comprehensive income, net of tax effect:
Unrealized gains on available-for-sale securities reclassified	(155,187)	–
Tax effect	69,000	–
Amounts reclassified, net of tax effect	(86,187)	–

Ending balance, net of tax effect	$108,715	$146,873

A summary of the line items in the Condensed Consolidated Statement of Income affected by the amounts reclassified from accumulated other comprehensive income is as follows:

Details about accumulated other	Affected line item in the statement
comprehensive income components	where net income is presented
Other comprehensive income reclassified	Investment income
Tax effect	Income taxes provided

13.	Contingencies:

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on page 7 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 9 through 11 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2013).

Results of Operations:

Three months Ended October 31, 2013 Compared to the Three months Ended October 31, 2012:

In the three months ended October 31, 2013, the Company reported net income of $436,024, or $.22 per share. In the comparable three months ended October 31, 2012, the Company reported net income of $500,774, or $.25 per share.

Revenues in the current three months increased to $4,218,764 from $4,194,532 in the comparable 2012 three months primarily due to the settlement of litigation with a retail tenant in the amount of $181,257 at the Company's Nine Bond Street, Brooklyn, New York building, partially offset by a retail tenant who vacated the premises at the Jamaica, New York building in September 2013.

Real estate operating expenses in the current three months increased to $2,151,725 from $2,000,894 in the comparable 2012 three months primarily due to increases in real estate taxes, payroll costs, and a bad debt expense from a retail tenant that vacated the premises at the Company's Jamaica, New York building.

Administrative and general expenses in the current three months increased to $918,048 from $844,069 in the comparable 2012 three months primarily due to increases in payroll costs, medical costs and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $418,555 from $401,257 in the comparable 2012 three months primarily due to improvements to the Nine Bond Street, Brooklyn, New York building and the Jowein building in Brooklyn, New York.

Investment income in the current three months exceeded interest expense by $90,879, whereas in the comparable 2012 three months interest expense exceeded investment income by $103,538. The increase in investment income over interest expense was due to a gain on sale of marketable securities and interest expense reductions effected by scheduled repayments of debt.

Liquidity and Capital Resources:

The Company has been operating as a real estate enterprise since the discontinuance of the retail department store segment of its operations on January 3, 1989.

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $1,886,810 at October 31, 2013.

In October 2013, the Company leased 99,992 square feet to a retail tenant at the Company's Fishkill property. Occupancy commenced in November 2013 and rent will commence in January 2014. The Company will incur construction costs, including a new roof, which are expected to cost approximately $1,620,000.

The Company also renewed leases with two office tenants at the Company's Jowein building in Brooklyn, New York who occupy 8,000 and 8,300 square feet, respectively. The existing lease renewal periods were extended to June 30, 2016 and September 30, 2018, respectively.

Two of the Company's retail tenants at its Jamaica, New York building who occupy 28,335 square feet and 25,954 square feet and whose leases expired in August 2013 and September 2013, respectively, did not renew their leases. The loss in annual rental income will be $240,000 and $300,000, respectively. The tenant who occupied 28,335 square feet will stay as a tenant on a month to month rental until January 3, 2014 and the tenant who occupied 25,954 square feet vacated the premises in October 2013. The Company is utilizing brokers to actively seek tenants to occupy the vacated and soon to be vacated space.

In January 2013, a tenant who occupies 7,401 square feet of retail space at the Company's Nine Bond Street, Brooklyn, New York property informed the Company that it will vacate the premises. The Company was in litigation to evict the tenant from the premises. In October 2013, the Company settled the litigation with this tenant. Under the terms of the settlement the tenant will pay all the rent due the Company and in turn the tenant will continue its occupancy under the terms of the lease agreement.

In October 2013, a tenant at the Company's Circleville, Ohio property extended their lease for a period of five years. This tenant also increased the amount of square footage occupied from 30,000 square feet to 48,000 square feet.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities: The Company had a balance due at July 31, 2013 for brokerage commissions of $238,677 of which $47,492 was paid in the three months ended October 31, 2013.

Cash Flows From Investing Activities:

The Company had expenditures of $97,014 for the three months ended October 31, 2013, for work on the elevators in the Brooklyn, New York and Jamaica, New York buildings. The cost of the project is expected to be $315,738 of which $303,108 has been paid.

The Company had expenditures of $522,623 for the three months ended October 31, 2013 for construction costs at its Fishkill, New York building. The cost of the project is approximately $1,620,000 and is anticipated to be completed in 2013.

The Company had expenditures of $673,866 in the three months ended October 31, 2013 for the renovation of 10,000 square feet for office space for a tenant at the Company's Nine Bond Street, Brooklyn, New York building. The cost of the project is approximately $1,200,000 and is anticipated to be completed in December 2013.

The Company had expenditures of $76,974 for the three months ended October 31, 2013 for renovations to an existing tenant as part of the tenant's lease agreement. The total cost of the renovations will be $190,531 and the renovations are anticipated to be completed in December 2013.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any additional disclosures we make in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and any Form 8-K reports filed with the United States Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2013, the Company had fixed-rate debt of $6,550,957.

Item 4. Controls and Procedures:

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of October 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

There was no change in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II - Other Information

Item 1. Legal Proceedings
From time to time we are involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None

Item 3. Defaults Upon Senior Securities
     None

Item 4. Mine Safety Disclosures
     Not applicable

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K
     (a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A

(10)	Material contracts	N/A

(11)	Statement re computation of per share earnings	N/A

(12)	Statement re computation of ratios	N/A

(14)	Code of ethics	N/A

(15)	Letter re unaudited interim financial information	N/A

(18)	Letter re change in accounting principles	N/A

(19)	Report furnished to security holders	N/A

(31)	Additional exhibits--Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	21
	(31.2) Chief Financial Officer	22

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	23

EX-101.INS XBRL Instance Document
EX-101.SCH XBRL Taxonomy Extension Schema
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB XBRL Taxonomy Extension Label Linkbase
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Linkbase

     (b) Reports on Form 8-K – One report on Form 8-K was filed by the registrant during the three months ended October 31, 2013.

Items reported:

The Company reported its financial results for the three months and year ended July 31, 2013. Date of report filed - October 3, 2013.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date	December 4, 2013	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date	December 4, 2013	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer