Form 10-Q
period 2014-01-31
MAYS J W INC
filed 2014-03-06
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____    Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No    X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2014
Common Stock, $1 par value	2,015,780 shares

This report contains 23 pages.

J. W. MAYS, INC.

INDEX

	Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – January 31, 2014 (unaudited)
and July 31, 2013	3
Condensed Consolidated Statements of Operations and Retained Earnings
– Three and six months ended January 31, 2014 and 2013 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income (Loss)
– Three and six months ended January 31, 2014 and 2013 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Six months ended January 31, 2014 and 2013 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 13

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	14	- 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

Part II - Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18	- 19

Signatures	20

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.1) - Chief Executive Officer	21
(31.2) - Chief Financial Officer	22

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	23

Part 1 - Financial Information

Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	July 31
ASSETS	2014	2013
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$46,342,396	$45,634,465

Current Assets:
Cash and cash equivalents (Note 4)	1,652,863	664,718
Marketable securities (Notes 3 and 4)	–	50,326
Receivables (Note 4)	410,327	309,517
Income taxes refundable	146,263	325,072
Deferred income taxes	849,000	676,000
Prepaid expenses	1,196,513	1,321,270
Security deposits	80,910	257,975
Total current assets	4,335,876	3,604,878

Other Assets:
Deferred charges	4,069,739	3,806,743
Less: accumulated amortization	2,090,349	1,920,661
Net	1,979,390	1,886,082
Receivables (Note 4)	111,525	90,000
Security deposits	1,322,812	896,970
Unbilled receivables (Notes 4 and 8)	2,307,621	2,172,269
Marketable securities (Notes 3 and 4)	1,270,114	2,409,273
Total other assets	6,991,462	7,454,594

TOTAL ASSETS	$57,669,734	$56,693,937

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgages payable (Note 5)	$5,333,152	$5,421,335
Note payable - related party (Note 7)	1,000,000	1,000,000
Security deposits payable	629,084	579,709
Payroll and other accrued liabilities	60,134	59,683
Total long-term debt	7,022,370	7,060,727

Deferred Income Taxes	4,056,000	3,684,000

Current Liabilities:
Accounts payable	171,488	57,668
Payroll and other accrued liabilities	2,439,362	2,033,923
Other taxes payable	11,145	5,118
Current portion of long-term debt (Note 5)	176,427	170,262
Current portion of security deposits payable	80,910	257,975
Total current liabilities	2,879,332	2,524,946

TOTAL LIABILITIES	13,957,702	13,269,673

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$75,000 at January 31, 2014 and $150,000 at July 31, 2013	92,427	183,633
Retained earnings	39,382,915	39,003,941
	44,999,884	44,712,116
Less common stock held in treasury, at cost - 162,517
shares at January 31, 2014 and at July 31, 2013 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	43,712,032	43,424,264

Contingencies (Note 13)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$57,669,734	$56,693,937

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended
	January 31		January 31
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,139,589	$4,105,489	$8,358,353	$8,300,021

Expenses
Real estate operating expenses	2,501,560	2,452,371	4,653,285	4,453,265
Administrative and general expenses	1,188,548	953,205	2,106,596	1,797,274
Depreciation and amortization (Note 6)	424,352	402,485	842,907	803,742
Loss on disposition of property and equipment	–	316,021	4,291	316,021
Total expenses	4,114,460	4,124,082	7,607,079	7,370,302

Income (loss) from operations before investment income,
interest expense and income taxes	25,129	(18,593)	751,274	929,719

Investment income and interest expense:
Investment income (Note 3)	30,965	46,873	220,389	57,197
Interest expense (Notes 5, 7 and 10)	(113,144)	(110,248)	(211,689)	(224,110)
	(82,179)	(63,375)	8,700	(166,913)

Income (loss) from operations before income taxes	(57,050)	(81,968)	759,974	762,806
Income taxes provided (benefit)	–	(71,000)	381,000	273,000
Net income (loss)	(57,050)	(10,968)	378,974	489,806

Retained earnings, beginning of period	39,439,965	38,841,044	39,003,941	38,340,270
Retained earnings, end of period	$39,382,915	$38,830,076	$39,382,915	$38,830,076

Income (loss) per common share (Note 2)	$(.03)	$(.01)	$.19	$.24

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	January 31		January 31
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$(57,050)	$(10,968)	$378,974	$489,806

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes of ($15,000) and $21,000 for the three
months ended January 31, 2014 and 2013, respectively,
and ($6,000) and $30,000 for the six months ended
January 31, 2014 and 2013, respectively	(16,288)	24,633	(5,019)	38,029

Reclassification adjustment for net gains included in net
income, net of taxes of ($69,000) for the six months
ended January 31, 2014	-	-	(86,187)	-

Unrealized gains (losses) on available-for-sale securities,
net of taxes	(16,288)	24,633	(91,206)	38,029

Comprehensive income (loss)	$(73,338)	$13,665	$287,768	$527,835

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six Months Ended
		January 31
		2014	2013
		(Unaudited)	(Unaudited)
	Cash Flows From Operating Activities:
	Net income	$378,974	$489,806

	Adjustments to reconcile net income to
	net cash provided by operating activities:
	Depreciation and amortization	842,907	803,742
	Amortization of deferred charges	169,688	218,844
	Realized (gain) loss on sale of marketable securities	(182,846)	517
	Loss on disposition of property and equipment	4,291	316,021
Other assets	- unbilled receivables	(135,352)	107,805
	- deferred charges	(262,996)	(270,332)
	Deferred income taxes	274,000	(118,000)
	Changes in:
	Receivables	(122,335)	(163,870)
	Income taxes refundable	178,809	-
	Prepaid expenses	124,757	64,816
	Accounts payable	113,820	(4,206)
	Payroll and other accrued liabilities	405,890	492,002
	Income taxes payable	-	(44,056)
	Other taxes payable	6,027	4,485
	Cash provided by operating activities	1,795,634	1,897,574

	Cash Flows From Investing Activities:
	Capital expenditures	(1,555,129)	(528,436)
	Security deposits	(248,777)	83,327
	Marketable securities:
	Receipts from sales or maturities	1,247,403	100,122
	Payments for purchases	(41,278)	(292,557)
	Cash (used) by investing activities	(597,781)	(637,544)

	Cash Flows From Financing Activities:
	Decrease - security deposits	(127,690)	(23,927)
	Mortgage and other debt payments	(82,018)	(76,273)
	Cash (used) by financing activities	(209,708)	(100,200)

	Increase in cash and cash equivalents	988,145	1,159,830

	Cash and cash equivalents at beginning of period	664,718	1,340,203

	Cash and cash equivalents at end of period	$1,652,863	$2,500,033

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year and future periods, projections of the proportion of income (or loss), and permanent and temporary differences. When estimating deferred taxes, management assumes New York State and City taxes will be calculated based on income versus capital franchise taxes. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

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

2.

Income (Loss) Per Share of Common Stock:

Income (loss) per share has been computed by dividing the net income (loss) for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income (loss) per share were 2,015,780 for the six months ended January 31, 2014 and January 31, 2013.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the six months ended January 31, 2014 and January 31, 2013.

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

The following are the Company's financial assets presented at fair value at January 31, 2014 and July 31, 2013:

Fair value measurements at reporting date using

	January 31,				July 31,
Description	2014	Level 1	Level 2	Level 3	2013	Level 1	Level 2	Level 3
Assets:
Marketable securities -
available-for-sale:
Mutual funds	$770,177	$770,177	$–	$–	$1,789,914	$1,789,914	$–	$–
Equity securities	499,937	499,937	–	–	619,359	619,359	–	–
	$1,270,114	$1,270,114	$–	$–	$2,409,273	$2,409,273	$–	$–

As of January 31, 2014 and July 31, 2013, the Company's marketable securities were classified as follows:

	January 31, 2014				July 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Held-to-maturity:
Certificate of deposit	$–	$–	$–	$–	$50,326	$–	$–	$50,326
Noncurrent:
Available-for-sale:
Mutual funds	$687,170	$89,305	$6,298	$770,177	$1,559,925	$242,041	$12,052	$1,789,914
Equity securities	415,518	86,103	1,684	499,937	515,715	105,341	1,697	619,359
	$1,102,688	$175,408	$7,982	$1,270,114	$2,075,640	$347,382	$13,749	$2,409,273

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at January 31, 2014, are as follows:

	Fair Value	Less Than 12 Months	More Than 12 Months
Equity securities	$62,004	$1,684	$–
Mutual funds	259,724	–	6,298
Total	$321,728	$1,684	$6,298

Investment income consists of the following:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2014	2013	2014	2013
Gain (loss) on sale of marketable securities	$5	$–	$182,846	$(517)
Interest income	343	2,365	1,296	4,892
Dividend income	30,617	44,508	36,247	52,822
Total	$30,965	$46,873	$220,389	$57,197

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from fifty tenants, of which one tenant accounted for 19.39% and another tenant accounted for 15.53% of rental income during the six months ended January 31, 2014. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at January 31, 2014 and July 31, 2013 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgages:

				January 31, 2014		July 31, 2013
		Current Annual Interest Rate	Final Payment Date	Due Within One Year	Due After One Year	Due Within One Year	Due After One Year
Fishkill, New York property	(a,b)	6.98%	2/18/15	$50,070	$1,513,549	$48,320	$1,538,575
Bond St. building, Brooklyn, NY	(b)	6.98%	2/18/15	126,357	3,819,603	121,942	3,882,760
Total				$176,427	$5,333,152	$170,262	$5,421,335

(a)	On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 5(b) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(b)	The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the “First Permanent Loan”) (see Note 5(a)), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the “Second Permanent Loan”), and c) multiple, successively subordinate loans in the amount $8,295,274 (“Subordinate Building Loans”). The Company, in February 2008, converted the loan totaling $12,000,000 (including Note 5(a) above) to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. The outstanding balance of the loan totaling $5,318,490 will become due and payable on February 18, 2015. At this time the Company intends to extend this loan.

6.	Property and Equipment – at cost:

	January 31 2014	July 31 2013
Property:
Buildings and improvements	$72,551,633	$70,513,716
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	–	487,934
	80,097,450	78,547,467
Less accumulated depreciation	33,919,512	33,097,163
Property - net	46,177,938	45,450,304

Fixtures and equipment and other:
Fixtures and equipment	144,544	194,893
Other fixed assets	238,906	238,906
	383,450	433,799
Less accumulated depreciation	218,992	249,638
Fixtures and equipment and other - net	164,458	184,161

Property and equipment - net	$46,342,396	$45,634,465

7.	Note Payable:

On December 15, 2004, the Company borrowed $1,000,000 on a unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The loan has been repeatedly renewed to its current maturity date of December 15, 2013. Currently the note is month to month with the intention to renew it through December 15, 2016. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payment of interest is $12,500. The interest paid was $25,000 for each of the six months ended January 31, 2014 and 2013, respectively.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan were $10,953 and $21,553 for the three and six months ended January 31, 2014, respectively, and $7,892 and $14,778 for the three and six months ended January 31, 2013, respectively. The Company also contributes to union sponsored health benefit plans.

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $102,497 and $191,370 as contributions to the Plan for the three and six months ended January 31, 2014, respectively, and $94,603 and $182,103 as contributions to the plan for the three and six months ended January 31, 2013, respectively.

Contingent Liability for Pension Plan

Information as to the Company’s portion of accumulated pension plan benefits and plan assets is not reported separately by the union sponsored pension plan. A contingent liability may exist because an employer under the Employee Retirement Income Security Act, upon withdrawal from a multi-employer defined benefit plan, is required to continue to pay its proportionate share of the plan’s unfunded vested benefits, if any. The liability under this provision has not been determined; however, the Company has no intention of withdrawing from the plan. Union annuity and health and welfare benefits plans are defined contribution plans and do not have unfunded vested benefits.

10.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Six Months Ended
	January 31
	2014	2013
Interest paid, net of capitalized interest of $11,100 (2014) and $4,458 (2013)	$218,432	$224,568

Income taxes paid (refunded)	$(71,810)	$435,057

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gains (losses) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three and six months ended January 31, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$108,715	$146,873	$183,633	$133,477

Other comprehensive income, net of tax effect:
Unrealized gains (losses) on available-for-sale securities	(31,288)	45,633	(11,019)	68,029
Tax effect	15,000	(21,000)	6,000	(30,000)
Unrealized gains (losses) on available-for-sale securities, net of tax effect	(16,288)	24,633	(5,019)	38,029

Amounts reclassified from accumulated other comprehensive income, net of tax effect:
Unrealized gains on available-for-sale securities reclassified	-	-	(155,187)	-
Tax effect	-	-	69,000	-
Amount reclassified, net of tax effect	-	-	(86,187)	-

Ending balance, net of tax effect	$92,427	$171,506	$92,427	$171,506

A summary of the line items in the Condensed Consolidated Statement of Operations and Retained Earnings affected by the amounts reclassified from accumulated other comprehensive income is as follows:

Details about accumulated other comprehensive income components	Affected line item in the statement where net income is presented
Other comprehensive income reclassified	Investment income
Tax effect	Income taxes provided

13.	Contingencies:

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

Because of defective workmanship and breach of contract, the Company commenced litigation against a contractor to pay damages and return in full $376,467 of a deposit paid when work commenced to replace a roof on the Fishkill, New York building. As of January 31, 2014, this deposit is included in other assets on the balance sheet in security deposits. Based on limited information available at this time, the Company cannot predict the outcome of this matter and expects to vigorously pursue this contractor until the deposit is returned and damages are paid.

The Company has a commitment with a contractor to replace the roof on the Fishkill, New York building. The amount to replace the roof will be $870,000. The work is planned to start in the spring of 2014.

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

Results of Operations:

Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013:

In the three months ended January 31, 2014, the Company reported a net loss of ($57,050), or ($.03) per share. In the comparable three months ended January 31, 2013, the Company reported a net loss of ($10,968), or ($.01) per share.

Revenues in the current three months increased to $4,139,589 from $4,105,489 in the comparable 2013 three months primarily due to the settlement of litigation with a retail tenant in the amount of $181,257 at the Company's Nine Bond Street, Brooklyn, New York building, partially offset by a retail tenant who vacated the premises at the Jamaica, New York building in September 2013.

Real estate operating expenses in the current three months increased to $2,501,560 from $2,452,371 in the comparable 2013 three months primarily due to increases in real estate taxes, payroll costs and maintenance costs, partially offset by decreases in utility costs, leasing commission expense and a bad debt expense in the amount of $240,258 in the comparable 2013 three months.

Administrative and general expenses in the current three months increased to $1,188,548 from $953,205 in the comparable 2013 three months primarily due to increases in payroll costs, medical costs and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $424,352 from $402,485 in the comparable 2013 three months primarily due to improvements to the Nine Bond Street, Brooklyn, New York building and the Jowein building in Brooklyn, New York.

The current three months did not have a loss on disposition of property and equipment. The 2013 three month period had a loss on disposition of property and equipment in the amount of $316,021.

Interest expense in the current three months exceeded investment income by $82,179 and by $63,375 in the comparable 2013 three months. The increase was due to decreased investment income.

Six Months Ended January 31, 2014 Compared to the Six Months Ended January 31, 2013:

In the six months ended January 31, 2014, the Company reported net income of $378,974, or $.19 per share. In the comparable six months ended January 31, 2013, the Company reported net income of $489,806, or $.24 per share.

Revenues in the current six months increased to $8,358,353 from $8,300,021 in the comparable 2013 six months primarily due to the settlement of litigation with a retail tenant in the amount of $181,257 at the Company's Nine Bond Street, Brooklyn, New York building, partially offset by a retail tenant who vacated the premises at the Jamaica, New York building in September 2013.

Real estate operating expenses in the current six months increased to $4,653,285 from $4,453,265 in the comparable 2013 six months primarily due to increases in real estate taxes, payroll costs and maintenance costs, partially offset by a decrease in utility costs, leasing commission expense and a bad debt expense in the amount of $240,258 in the comparable 2013 six months.

Administrative and general expenses in the current six months increased to $2,106,596 from $1,797,274 in the comparable 2013 six months primarily due to increases in legal and professional costs.

Depreciation and amortization expense in the current six months increased to $842,907 from $803,742 in the comparable 2013 six months primarily due to improvements to the Nine Bond Street, Brooklyn, New York building and the Jowein building in Brooklyn, New York.

The current six months had a loss on disposition of property and equipment in the amount of $4,291. The 2013 six month period had a loss on disposition of property and equipment in the amount of $316,021.

Investment income in the current six months exceeded interest expense by $8,700, whereas in the comparable 2013 six months interest expense exceeded investment income by $166,913. The increase in investment income over interest expense was due to a gain on sale of marketable securities and interest expense reductions effected by scheduled repayments of debt.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $1,652,863 at January 31, 2014.

In February 2013, the Company entered into a lease agreement with a tenant for 10,000 square feet for office space at the Company's Nine Bond Street, Brooklyn, New York property. The cost of construction was $1,283,188 and brokerage commissions were $247,830. Occupancy commenced in December 2013 and rent commenced in March 2014. The Company had to relocate part of its general offices to accommodate the tenant at a cost of $556,868. Both of these projects were financed through operating funds.

In October 2013, the Company leased 99,992 square feet to a retail tenant at the Company's Fishkill property. Occupancy commenced in November 2013 and rent will commence in March 2014. The Company will incur construction costs, including a new roof, which are expected to cost approximately $1,200,000.

The Company also renewed leases with two office tenants at the Company's Jowein building in Brooklyn, New York who occupy 8,000 and 8,300 square feet, respectively. The existing lease renewal periods were extended to June 30, 2016 and September 30, 2018, respectively. The Company also renewed a lease with an office tenant at the Company's Jamaica, New York building, who occupies 38,109 square feet for an additional five year period expiring on November 30, 2018.

Two of the Company's retail tenants at its Jamaica, New York building who occupy 28,335 square feet and 25,954 square feet and whose leases expired in August 2013 and September 2013, respectively, did not renew their leases. The loss in annual rental income will be $240,000 and $300,000, respectively. The tenant who occupied 28,335 square feet stayed as a tenant on a month to month rental until February 2014 and the tenant who occupied 25,954 square feet vacated the premises in October 2013. The Company in November 2013 leased the 25,954 square feet to a retail furniture store for a ten year period and is in the process of negotiating with an existing retail tenant to lease 28,335 square feet for a ten year period. The rental income received from these tenants will be greater than the rental income from the previous tenants. Rent is anticipated to commence in the spring of 2014 for the retail furniture store.

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

In October 2013, a tenant at the Company's Circleville, Ohio property extended its lease for a period of five years expiring on October 31, 2018. This tenant also increased the amount of square footage occupied from 30,000 square feet to 48,000 square feet.

The Company has a commitment with a contractor to replace the roof on its Fishkill, New York building. The cost of the roof replacement will be $870,000 and work is planned to begin in the spring of 2014.

Cash Flows From Operating Activities:

Deferred Charges: The Company had expenditures for brokerage commissions for the six months ended January 2014 in the amount of $180,400, relating to a tenant at its Jamaica, New York building.

Payroll and Other Accrued Liabilities: The Company incurred $180,400 for brokerage commissions in order to lease space at the Company's Jamaica, New York building for the six months ended January 31, 2014.

Cash Flows From Investing Activities:

The Company had expenditures of $97,014 for the six months ended January 31, 2014, for work on the elevators in the Brooklyn, New York and Jamaica, New York buildings. The cost of the project is expected to be $315,738 of which $303,108 has been paid.

The Company had expenditures of $319,231 for the six months ended January 31, 2014 for construction costs at its Fishkill, New York building for a retail tenant's renovation. The project was completed in November 2014.

The Company had expenditures of $795,254 in the six months ended January 31, 2014 for the renovation of 10,000 square feet for office space for a tenant at the Company's Nine Bond Street, Brooklyn, New York building. The cost of the project was $1,283,188 and was completed in December 2013.

The Company had expenditures of $191,928 for the six months ended January 31, 2014 for renovations to an existing tenant as part of the tenant's lease agreement. The total cost of the renovations were $191,928 and the renovations were completed in December 2013.

The Company had expenditures in the amount of $376,467 for deposits to an outside contractor for work to be done at the Company's Fishkill, New York building.

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
  the ability to obtain credit from financial institutions and the related costs;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2014, the Company had fixed-rate debt of $6,509,579.

Item 4. Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a) List of Exhibits:

Exhibit Number	Exhibit	Sequentially Numbered Page
(3)	Articles of Incorporation and Bylaws	N/A
(10)	Material contracts	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits--Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	21
	(31.2) Chief Financial Officer	22
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	23

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – Two reports on Form 8-K was filed by the registrant during the three months ended January 31, 2014.

Items reported:

The Company reported the results of the submission of matters to a vote of security holders. Date of report filed - November 20, 2013.

The Company reported its financial results for the three months ended October 31, 2013. Date of report filed - December 5, 2013.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 5, 2014	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	March 5, 2014	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer