Form 10-Q
period 2014-04-30
MAYS J W INC
filed 2014-06-05
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____    Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No    X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at June 4, 2014
Common Stock, $1 par value	2,015,780 shares

This report contains 24 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – April 30, 2014 (unaudited)
and July 31, 2013	3
Condensed Consolidated Statements of Operations and Retained Earnings
– Three and nine months ended April 30, 2014 and 2013 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income
– Three and nine months ended April 30, 2014 and 2013 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Nine months ended April 30, 2014 and 2013 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 14

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	15 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II - Other Information:
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits and Reports on Form 8-K	19 - 20

Signatures	21

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.1) - Chief Executive Officer	22
(31.2) - Chief Financial Officer	23

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	24

Part 1 - Financial Information

     Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30	July 31
ASSETS	2014	2013
	(Unaudited)	(Audited)
Property and equipment - Net (Notes 5 and 6)	$46,622,517	$45,634,465

Current Assets:
Cash and cash equivalents (Note 4)	1,420,298	664,718
Marketable securities (Notes 3 and 4)	–	50,326
Receivables (Note 4)	597,601	309,517
Income taxes refundable	311,006	325,072
Deferred income taxes (Note 1)	773,000	676,000
Prepaid expenses	781,815	1,321,270
Security deposits	16,611	257,975
Total current assets	3,900,331	3,604,878

Other Assets:
Deferred charges	4,095,898	3,806,743
Less: accumulated amortization	2,183,833	1,920,661
Net	1,912,065	1,886,082
Receivables (Note 4)	80,610	90,000
Security deposits	1,439,591	896,970
Unbilled receivables (Notes 4 and 8)	2,510,325	2,172,269
Marketable securities (Notes 3 and 4)	1,334,193	2,409,273
Total other assets	7,276,784	7,454,594

TOTAL ASSETS	$57,799,632	$56,693,937

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgages payable (Note 5)	$5,225,314	$5,421,335
Note payable - related party (Note 7)	1,000,000	1,000,000
Security deposits payable	745,863	579,709
Payroll and other accrued liabilities	–	59,683
Total long-term debt	6,971,177	7,060,727

Deferred income taxes (Note 1)	4,185,000	3,684,000

Current Liabilities:
Accounts payable	134,472	57,668
Payroll and other accrued liabilities	2,280,122	2,033,923
Other taxes payable	11,435	5,118
Current portion of long-term debt (Note 5)	240,000	170,262
Current portion of security deposits payable	16,611	257,975
Total current liabilities	2,682,640	2,524,946

TOTAL LIABILITIES	13,838,817	13,269,673

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$100,000 at April 30, 2014 and $150,000 at July 31, 2013	122,895	183,633
Retained earnings	39,601,230	39,003,941
	45,248,667	44,712,116
Less common stock held in treasury, at cost - 162,517
shares at April 30, 2014 and at July 31, 2013 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	43,960,815	43,424,264

Contingencies (Note 13)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$57,799,632	$56,693,937

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,268,129	$3,704,426	$12,626,482	$12,004,447

Expenses
Real estate operating expenses	2,435,241	2,154,463	7,088,526	6,607,728
Administrative and general expenses (Note 9)	1,013,284	876,370	3,119,880	2,673,644
Depreciation and amortization (Note 6)	427,921	404,479	1,270,828	1,208,221
Loss on disposition of property and equipment	–	–	4,291	316,021
Total expenses	3,876,446	3,435,312	11,483,525	10,805,614

Income from operations before investment income,
interest expense and income taxes	391,683	269,114	1,142,957	1,198,833

Investment income and interest expense:
Investment income (Note 3)	6,691	12,094	227,080	69,291
Interest expense (Notes 5, 7 and 10)	(107,059)	(99,171)	(318,748)	(323,281)
	(100,368)	(87,077)	(91,668)	(253,990)

Income from operations before income taxes	291,315	182,037	1,051,289	944,843
Income taxes provided (Note 1)	73,000	109,000	454,000	382,000
Net income	218,315	73,037	597,289	562,843

Retained earnings, beginning of period	39,382,915	38,830,076	39,003,941	38,340,270
Retained earnings, end of period	$39,601,230	$38,903,113	$39,601,230	$38,903,113

Income per common share (Note 2)	$.11	$.04	$.30	$.28

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$218,315	$73,037	$597,289	$562,843

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains arising during the period,
net of taxes of $25,000 and $19,000 for the three
months ended April 30, 2014 and 2013, respectively,
and $19,000 and $49,000 for the nine months ended
April 30, 2014 and 2013, respectively (Note 12)	30,468	23,412	25,449	61,441

Reclassification adjustment for net gains included in net
income, net of taxes of ($69,000) for the nine months
ended April 30, 2014 (Note 12)	–	–	(86,187)	–

Unrealized gains (losses) on available-for-sale securities,
net of taxes	30,468	23,412	(60,738)	61,441

Comprehensive income	$248,783	$96,449	$536,551	$624,284

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine Months Ended
		April 30
		2014	2013
		(Unaudited)	(Unaudited)
	Cash Flows From Operating Activities:
	Net income	$597,289	$562,843

	Adjustments to reconcile net income to
	net cash provided by operating activities:
	Depreciation and amortization	1,270,828	1,208,221
	Amortization of deferred charges	263,172	314,810
	Realized (gain) loss on sale of marketable securities	(182,846)	3,322
	Loss on disposition of property and equipment	4,291	316,021
Other assets	- unbilled receivables	(338,056)	(196,119)
	- unbilled receivables - bad debts	-	240,258
	- deferred charges	(289,155)	(636,401)
	Deferred income taxes	454,000	148,000
	Changes in:
	Receivables	(278,694)	95,062
	Income taxes refundable	14,066	(281,073)
	Prepaid expenses	539,455	609,520
	Accounts payable	76,804	(30,197)
	Payroll and other accrued liabilities	186,516	737,292
	Income taxes payable	-	(79,362)
	Other taxes payable	6,317	6,483
	Cash provided by operating activities	2,323,987	3,018,680

	Cash Flows From Investing Activities:
	Capital expenditures	(2,263,171)	(1,941,955)
	Security deposits	(301,257)	67,150
	Marketable securities:
	Receipts from sales or maturities	1,247,403	548,818
	Payments for purchases	(49,889)	(545,615)
	Cash (used) by investing activities	(1,366,914)	(1,871,602)

	Cash Flows From Financing Activities:
	Decrease - security deposits	(75,210)	(138,150)
	Mortgage and other debt payments	(126,283)	(117,653)
	Cash (used) by financing activities	(201,493)	(255,803)

	Increase in cash and cash equivalents	755,580	891,275

	Cash and cash equivalents at beginning of period	664,718	1,340,203

	Cash and cash equivalents at end of period	$1,420,298	$2,231,478

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the nine months ended April 30, 2014 and April 30, 2013.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading during the nine months ended April 30, 2014 and April 30, 2013.

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

The following are the Company's financial assets presented at fair value at April 30, 2014 and July 31, 2013:

Fair value measurements at reporting date using

	April 30,				July 31,
Description	2014	Level 1	Level 2	Level 3	2013	Level 1	Level 2	Level 3
Assets:
Marketable securities -
available-for-sale:
Mutual funds	$810,329	$810,329	$–	$–	$1,789,914	$1,789,914	$–	$–
Equity securities	523,864	523,864	–	–	619,359	619,359	–	–
	$1,334,193	$1,334,193	$–	$–	$2,409,273	$2,409,273	$–	$–

As of April 30, 2014 and July 31, 2013, the Company's marketable securities were classified as follows:

	April 30, 2014				July 31, 2013
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Current:
Held-to-maturity:
Certificate of deposit	$–	$–	$–	$–	$50,326	$–	$–	$50,326
Noncurrent:
Available-for-sale:
Mutual funds	$689,229	$121,100	$–	$810,329	$1,559,925	$242,041	$12,052	$1,789,914
Equity securities	422,069	101,795	–	523,864	515,715	105,341	1,697	619,359
	$1,111,298	$222,895	$–	$1,334,193	$2,075,640	$347,382	$13,749	$2,409,273

Investment income consists of the following:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2014	2013	2014	2013
Gain (loss) on sale of marketable securities	$–	$(2,805)	$182,846	$(3,322)
Interest income	529	4,337	1,825	9,229
Dividend income	6,162	10,562	42,409	63,384
Total	$6,691	$12,094	$227,080	$69,291

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from fifty tenants, of which one tenant accounted for 19.25% and another tenant accounted for 15.42% of rental income during the nine months ended April 30, 2014. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at April 30, 2014 and July 31, 2013 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgages:

				April 30, 2014		July 31, 2013
		Current
		Annual	Final	Due	Due	Due	Due
		Interest	Payment	Within	After	Within	After
		Rate	Date	One Year	One Year	One Year	One Year
Fishkill, New York property	(a,b)	6.98%	2/18/15	$68,000	$1,483,056	$48,320	$1,538,575
Bond St. building, Brooklyn, NY	(b)	6.98%	2/18/15	172,000	3,742,258	121,942	3,882,760
Total				$240,000	$5,225,314	$170,262	$5,421,335

(a)	On August 19, 2004, the Company extended the then existing loan for an additional forty-two (42) months, with an option to convert the loan to a seven (7) year permanent mortgage loan. (See Note 5(b) below). The Company in February 2008 converted the loan to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%.

(b)	The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the “First Permanent Loan”)(see Note 5(a) above), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the “Second Permanent Loan”), and c) multiple, successively subordinate loans in the amount $8,295,274 (“Subordinate Building Loans”). The Company, in February 2008, converted the loan totaling $12,000,000 (including Note 5(a) above) to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. The outstanding balance of the loan totaling $5,318,490 will become due and payable on February 18, 2015. At this time the Company intends to extend this loan.

6.	Property and Equipment – at cost:

	April 30	July 31
	2014	2013
Property:
Buildings and improvements	$72,714,673	$70,513,716
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	545,000	487,934
	80,805,490	78,547,467
Less accumulated depreciation	34,337,231	33,097,163
Property - net	46,468,259	45,450,304

Fixtures and equipment and other:
Fixtures and equipment	144,544	194,893
Other fixed assets	238,906	238,906
	383,450	433,799
Less accumulated depreciation	229,192	249,638
Fixtures and equipment and other - net	154,258	184,161

Property and equipment - net	$46,622,517	$45,634,465

Construction in progress includes:
	April 30	July 31
	2014	2013
New tenant improvements at 9 Bond Street in Brooklyn, NY	$–	$487,934
Building improvements at Fishkill, NY	465,000	–
Improvements at 9 Bond Street in Brooklyn, NY	40,000	–
Improvements at 25 Elm Place in Brooklyn, NY	40,000	–
	$545,000	$487,934

7.	Note Payable:

On December 15, 2004, the Company borrowed $1,000,000 on a unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The loan has been repeatedly renewed to its current maturity date of December 15, 2016. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payment of interest is $12,500. The interest paid was $37,500 for each of the nine months ended April 30, 2014 and 2013, respectively.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the Pension Plan were $11,271 and $32,824 for the three and nine months ended April 30, 2014, respectively, and $10,000 and $24,778 for the three and nine months ended April 30, 2013, respectively. The Company also contributes to union sponsored health benefit plans.

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $105,773 and $297,143 as contributions to the Plan for the three and nine months ended April 30, 2014, respectively, and $80,396 and $262,499 as contributions to the Plan for the three and nine months ended April 30, 2013, respectively.

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

Supplemental disclosure:	Nine Months Ended
	April 30
	2014	2013
Interest paid, net of capitalized interest of $11,100 (2014)
and $15,217 (2013)	$326,817	$325,080

Income taxes paid (refunded)	$(14,417)	$594,382

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gains (losses) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three and nine months ended April 30, 2014 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$92,427	$171,506	$183,633	$133,477

Other comprehensive income, net of tax effect:
Unrealized gains on available-for-sale
securities	55,468	42,412	44,449	110,441
Tax effect	(25,000)	(19,000)	(19,000)	(49,000)
Unrealized gains on available-for-sale
securities, net of tax effect	30,468	23,412	25,449	61,441

Amounts reclassified from accumulated other
comprehensive income, net of tax effect:
Unrealized gains (losses) on available-for-sale
securities reclassified	–	–	(155,187)	–
Tax effect	–	–	69,000	–
Amount reclassified, net of tax effect	–	–	(86,187)	–

Ending balance, net of tax effect	$122,895	$194,918	$122,895	$194,918

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

Because of defective workmanship and breach of contract, the Company commenced litigation against a contractor to pay damages and return in full $376,467 of a deposit paid when work commenced to replace a roof on the Fishkill, New York building. As of April 30, 2014, this deposit is included in other assets on the balance sheet in security deposits. Based on limited information available at this time, the Company cannot predict the outcome of this matter and expects to vigorously pursue this contractor until the deposit is returned and damages are paid.

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

Results of Operations:

Three Months Ended April 30, 2014 Compared to the Three Months Ended April 30, 2013:

In the three months ended April 30, 2014, the Company reported net income of $218,315, or $.11 per share. In the comparable three months ended April 30, 2013, the Company reported net income of $73,037, or $.04 per share.

Revenues in the current three months increased to $4,268,129 from $3,704,426 in the comparable 2013 three months primarily due to increased rents from two office tenants who replaced previous office tenants at the Company's Jowein building in Brooklyn, New York.

Real estate operating expenses in the current three months increased to $2,435,241 from $2,154,463 in the comparable 2013 three months primarily due to increases in real estate taxes and maintenance costs, partially offset by a bad debt expense in the amount of $240,258 in the comparable 2013 three months.

Administrative and general expenses in the current three months increased to $1,013,284 from $876,370 in the comparable 2013 three months primarily due to increases in payroll costs, legal and professional costs and pension costs.

Depreciation and amortization expense in the current three months increased to $427,921 from $404,479 in the comparable 2013 three months primarily due to improvements to the Nine Bond Street, Brooklyn, New York building and the Jowein building in Brooklyn, New York.

Interest expense in the current three months exceeded investment income by $100,368 and by $87,077 in the comparable 2013 three months. The increase was due to decreased investment income and a decrease in capitalized interest expense.

Nine Months Ended April 30, 2014 Compared to the Nine Months Ended April 30, 2013:

In the nine months ended April 30, 2014, the Company reported net income of $597,289, or $.30 per share. In the comparable nine months ended April 30, 2013, the Company reported net income of $562,843, or $.28 per share.

Revenues in the current nine months increased to $12,626,482 from $12,004,447 in the comparable 2013 nine months primarily due to the settlement of litigation with a retail tenant in the amount of $181,257 at the Company's Nine Bond Street, Brooklyn, New York building and increased rents from the office tenants who replaced previous office tenants at the Company's Jowein building in Brooklyn, New York.

Real estate operating expenses in the current nine months increased to $7,088,526 from $6,607,728 in the comparable 2013 nine months primarily due to increases in real estate taxes, payroll costs and maintenance costs, partially offset by a decrease in leasing commission expense and a bad debt expense in the amount of $240,258 in the comparable 2013 nine months.

Administrative and general expenses in the current nine months increased to $3,119,880 from $2,673,644 in the comparable 2013 nine months primarily due to increases in legal and professional costs and pension costs.

Depreciation and amortization expense in the current nine months increased to $1,270,828 from $1,208,221 in the comparable 2013 nine months primarily due to improvements to the Nine Bond Street, Brooklyn, New York building and the Jowein building in Brooklyn, New York.

The current nine months had a loss on disposition of property and equipment in the amount of $4,291. The 2013 nine month period had a loss on disposition of property and equipment in the amount of $316,021.

Investment expense in the current nine months exceeded investment income by $91,668 and by $253,990 in the comparable 2013 nine months. The decrease in interest expense over investment income was primarily due to the gain on sale of marketable securities and interest expense reductions effected by scheduled repayments of debt.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $1,420,298 at April 30, 2014.

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

In October 2013, the Company leased 99,992 square feet to a retail tenant at the Company's Fishkill property. Occupancy commenced in November 2013 and rent commenced in March 2014. The Company expects to incur total construction costs of approximately $1,700,000, including a new roof and repavement of the parking lot.

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

Two of the Company's retail tenants at its Jamaica, New York building who occupy 28,335 square feet and 25,954 square feet and whose leases expired in August 2013 and September 2013, respectively, did not renew their leases. The loss in annual rental income will be $240,000 and $300,000, respectively. The tenant who occupied 28,335 square feet stayed as a tenant on a month to month rental until February 2014 and the tenant who occupied 25,954 square feet vacated the premises in October 2013. The Company in November 2013 leased the 25,954 square feet to a retail furniture store for a ten year period and leased with an existing retail tenant the 28,335 square feet for a fifteen year period. The rental income received from these tenants will be greater than the rental income from the previous tenants. Rent commenced in May 2014 for the retail furniture store and will commence August 2014 with the existing retail tenant.

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

The Company has commitments with contractors to replace the roof on its Fishkill, New York building and the repavement of the parking lot. The cost of the projects will be $1,362,000 and work began in April 2014.

Cash Flows From Operating Activities:

Deferred Charges: The Company had expenditures for brokerage commissions for the nine months ended April 30, 2014 in the amount of $180,400, relating to a tenant at its Jamaica, New York building.

Payroll and Other Accrued Liabilities: The Company incurred $180,400 for brokerage commissions in order to lease space at the Company's Jamaica, New York building for the nine months ended April 30, 2014.

Cash Flows From Investing Activities:

The Company had expenditures of $97,014 for the nine months ended April 30, 2014, for work on the elevators in the Brooklyn, New York and Jamaica, New York buildings. The cost of the project is expected to be $315,738 of which $303,108 has been paid.

The Company had expenditures of $319,231 for the nine months ended April 30, 2014 for construction costs at its Fishkill, New York building for a retail tenant's renovation. The project was completed in November 2013.

The Company had expenditures of $795,254 in the nine months ended April 30, 2014 for the renovation of 10,000 square feet for office space for a tenant at the Company's Nine Bond Street, Brooklyn, New York building. The cost of the project was $1,283,188 and was completed in December 2013.

The Company had expenditures of $191,928 for the nine months ended April 30, 2014 for renovations to an existing tenant as part of the tenant's lease agreement. The total cost of the renovations was $191,928 and the renovations were completed in December 2013.

The Company had expenditures of $188,940 in the nine months ended April 30, 2014 for renovations to an existing tenant as part of the tenant's lease agreement. The total cost of the renovations was $188,940 and the renovations were completed in March 2014.

The Company had expenditures of $465,000 for the nine months ended April 30, 2014 for work at its Fishkill, New York property for a new roof and the repavement of the parking lot. The total cost of the renovations will be $1,362,000 and the project is anticipated to be completed by June 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2014, the Company had fixed-rate debt of $6,465,314.

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

Part II - Other Information

Item 1. Legal Proceedings

From time to time we are involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit Number	Exhibit	Sequentially Numbered Page
(3)	Articles of Incorporation and Bylaws	N/A
(10)	Material contracts	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits--Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	22
	(31.2) Chief Financial Officer	23
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	24
(95)	Mine Safety Disclosures Exhibit	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – One report on Form 8-K was filed by the registrant during the three months ended April 30, 2014.

Items reported:

The Company reported its financial results for the three and six months ended January 31, 2014. Date of report filed - March 6, 2014.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 4, 2014	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	June 4, 2014	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer