Form 10-K
period 2014-07-31
MAYS J W INC
filed 2014-10-02
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: July 31, 2014
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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

       The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $16,487,236 as of January 31, 2014 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       The number of shares outstanding of the registrant’s common stock as of September 5, 2014 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
in which the Document
Document	is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2014	Parts I and II
Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2014

PART I

ITEM 1. BUSINESS.

     J.W. Mays, Inc. (the “Company” or “Registrant”) with executive offices at 9 Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 “Properties”. The Company’s business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

     The Company employs 29 employees and has a contract, expiring November 30, 2016, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 24% of its employees. The Company considers that its labor relations with its employees and union are good.

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

     Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2014 Annual Report to Shareholders, incorporated herein by reference. The properties owned which are held subject to mortgage are the Brooklyn Bond Street building and the Fishkill property.

1.	Brooklyn, New York—Fulton Street at Bond Street

10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: 12/8/2043 (1 lease) which lease currently has one thirty-year renewal option through 12/8/2073. The Company in July 2012, exercised the first renewal option for thirty years ending 12/8/2043; 4/30/2021 (2 leases), which leases previously had expiration dates of April 30, 2011 and were extended for an additional ten years; and 4/30/31 (2 leases) which leases previously had expiration dates of April 30, 2011 and were extended for an additional twenty years. The Company renovated 10,000 square feet for office space for a tenant, which was completed in December 2013.

The property is currently leased to twenty one tenants of which ten are retail tenants, two are fast food restaurants and nine occupy office space. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (33.42%) and the other tenant occupies office space (15.06%).

In January 2013, a tenant who occupies 7,401 square feet of retail space at the Company’s Nine Bond Street, Brooklyn, New York property informed the Company that it planned to vacate the premises. Litigation to evict the tenant from the premises was settled by the Company in October 2013. Under the terms of the settlement the tenant is to pay all past rent due the Company in the amount of $181,257 and continued its occupancy under the terms of the lease agreement.

An office tenant at the Company’s Nine Bond Street, Brooklyn, New York building vacated in June 2014. The loss in rental income is approximately $100,000. The Company is utilizing brokers to actively seek tenants to occupy the vacated space.

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

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2010	69.74%	7/31/2015	4	61,901	$1,319,019	7.788
7/31/2011	69.68%	7/31/2016	3	16,009	433,723	2.561
7/31/2012	72.28%	7/31/2018	2	3,363	87,415.516
7/31/2013	74.73%	7/31/2019	2	21,821	443,000	2.616
7/31/2014	76.21%	7/31/2021	5	146,912	4,050,468	23.917
		7/31/2022	1	2,000	103,205.609
		7/31/2023	1	2,160	69,000.407
		7/31/2024	1	1,140	660,521.366
		7/31/2026	1	7,401	61,937	3.669
		7/31/2032	2	28,218	621,436	3.900
			22	290,925	$7,849,724	46.349

As of July 31, 2014 the federal tax basis is $26,591,255 with accumulated depreciation of $12,685,698 for a net carrying value of $13,905,557. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $1,399,067 per year and the rate used is averaged at $11.109 per $100 of assessed valuation.

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to eleven tenants of which two are retail stores, one is a fast food restaurant, one is for warehouse and seven leases are for office space. Approximately 24,000 square feet of the building is available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

The Company renewed leases with two office tenants who occupy 8,000 and 8,300 square feet, respectively. The renewal periods were extended to June 30, 2016 and September 30, 2018, respectively.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2010	69.85%	7/31/2015	1	305	$2,281.013
7/31/2011	76.02%	7/31/2016	3	13,960	345,273	2.039
7/31/2012	76.38%	7/31/2017	1	5,500	128,605.759
7/31/2013	61.45%	7/31/2018	1	17,364	349,944	2.066
7/31/2014	70.49%	7/31/2019	3	73,288	1,902,885	11.236
		7/31/2021	1	8,500	28,972.171
		7/31/2059	1	19,437	115,903.684
			11	138,354	$2,873,863	16.968

As of July 31, 2014 the federal tax basis is $12,782,220 with accumulated depreciation of $5,832,726 for a net carrying value of $6,949,494. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $620,704 per year and the rate used is averaged at $11.094 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

The building is owned and the land is leased from an affiliated company. The lease expires July 31, 2027. The property is currently leased to ten tenants: five are retail tenants and five for office space. Three tenants each occupy in excess of 10% of the rentable square footage: a major retail store occupies 15.86%; and two tenants occupy office space - one occupies 14.23% and the other 12.83% of the rentable space. Approximately 23,000 square feet of the building are available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Two of the Company’s retail tenants at its Jamaica, New York building who occupy 28,335 square feet and 25,954 square feet and whose leases expired in August 2013 and September 2013, respectively, did not renew their leases. The loss in annual rental income is $240,000 and $300,000, respectively. The tenant who occupied 28,335 square feet stayed as a tenant on a month to month rental until February 2014 and the tenant who occupied 25,954 square feet vacated the premises in October 2013. The Company in November 2013 leased the 25,954 square feet to a retail furniture store for a ten year period and in March 2014 leased with an existing retail tenant the 28,335 square feet for a fifteen year period. The rental income received from these tenants will be greater than the rental income from the previous tenants. Rent commenced in May 2014 for the retail furniture store and commenced August 2014 with the existing retail tenant.

The Company also renewed a lease with an office tenant who occupies 38,109 square feet for an additional five year period expiring on November 30, 2018.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2010	80.99%	7/31/2016	1	6,021	$157,508.930
7/31/2011	81.14%	7/31/2017	4	72,297	1,488,568	8.790
7/31/2012	81.14%	7/31/2019	2	40,109	827,456	4.886
7/31/2013	80.30%	7/31/2020	1	42,250	1,092,560	6.451
7/31/2014	75.41%	7/31/2024	1	25,954	185,898	1.098
		7/31/2029	1	52,444	452,342	2.671
			10	239,075	$4,204,332	24.826

As of July 31, 2014 the federal tax basis is $19,070,595 with accumulated depreciation of $10,074,662 for a net carrying value of $8,995,933. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $360,884 per year and the rate used is averaged at $11.457 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. In October 2013, the Company leased 99,992 square feet to a retail tenant. Occupancy commenced in November 2013 and rent commenced in March 2014. The Company incurred total construction costs of $1,847,431, including a new roof, repavement of the parking lot and façade work. There are approximately 100,000 square feet of the building available for lease. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2010	—	7/31/2019	1	99,992	$85,100.502
7/31/2011	—
7/31/2012	—
7/31/2013	—
7/31/2014	29.62%

As of July 31, 2014 the federal tax basis is $11,518,428 with accumulated depreciation of $8,912,475 for a net carrying value of $2,605,953. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $151,381 per year and the rate used is averaged at $3.03 per $100 of assessed valuation.

5.	Levittown, New York—Hempstead Turnpike

The Company owns the entire property. In October 2006, the Company entered into a lease agreement with a restaurant. The restaurant constructed a new 10,000 square foot building, which opened in May 2008. Ownership of the building reverts to the Company at the conclusion of the leasing arrangement, currently August 16, 2017.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2010	100.00%	7/31/2018	Building	10,000	$395,092	2.333
7/31/2011	100.00%		Land	75,800
7/31/2012	100.00%		1	85,800
7/31/2013	100.00%
7/31/2014	100.00%

The real estate taxes for this property are $164,660 per year and the rate used is averaged at $883.44 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The lease expired May 14, 2009, and there was one renewal option for twenty-one years, which the Company exercised in April 2008. The leasehold is currently subleased to one tenant for use as a bank. The bank occupies 85.01% of the property. The subleases expire in May 2030, with no renewal options. A fast food restaurant which occupied the remaining 14.99% of the property, vacated the premises in June 2014. The loss in rental income is approximately $200,000. The Company is utilizing brokers to actively seek tenants to occupy the vacated space. Currently there are no plans for additional improvements to this property.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2010	85.01%	7/31/2030	1	113,400	$730,920	4.316
7/31/2011	85.01%
7/31/2012	89.38%
7/31/2013	100.00%
7/31/2014	98.75%

The real estate taxes for this property are $226,952 per year and the rate used is averaged at $742.98 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

The Company owns the entire property. The property is currently leased to two tenants. The tenants use these premises for warehouse and distribution facilities. One tenant’s lease agreement was executed for a five year period, with a right to cancel after three years, for 75,000 square feet to November 11, 2010 at which time the tenant occupied the premises on a month to month basis for 30,000 square feet. In October 2013, the tenant signed a lease agreement for a five year period to occupy 48,000 square feet. The other tenant’s lease agreement was executed for a three-year period effective April 1, 2012, and allows the tenant to have permanent space of 60,000 square feet and revolving space of up to 48,000 square feet. There are approximately 55,000 square feet of the building available for lease. There are plans to renovate vacant space to tenants upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2010	67.80%	7/31/2015	1	108,000	$249,765	1.475
7/31/2011	66.11%	7/31/2019	1	48,000	116,407.687
7/31/2012	77.75%		2	156,000	366,172	2.162
7/31/2013	72.41%
7/31/2014	78.36%

As of July 31, 2014 the federal tax basis is $4,388,456 with accumulated depreciation of $2,912,709 for a net carrying value of $1,475,747. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $31,908 per year and the rate used is averaged at $4.52 per $100 of assessed valuation.

8.	Brooklyn, New York—Livingston Street

The City of New York through its Economic Development Administration constructed a municipal garage at Livingston Street opposite the Company’s Brooklyn properties. The Company has a long-term lease with the City of New York and another landlord which expired in 2013. The lease has two renewal options, the last of which expires in 2073. The Company exercised one of the renewal options in July 2012 for an additional thirty year period, expiring in 2043, under which:

(1) Such garage, available to the public, provides truck bays and passage facilities through a tunnel, both for the exclusive use of the Company, to the structure referred to in (2) below. The truck bays, passage facilities and tunnel, totaling approximately 17,000 square feet, are included in the lease from the City of New York and another landlord referred to in the preceding paragraph.

On June 16, 2014, the Company entered into a Second Amendment of Lease (the “Amendment”) with 33 Bond St. LLC (“Bond”), its landlord, for certain truck bays and approximately 1,000 square feet located at the cellar level within a garage at Livingston and Bond Street (“Premises”). Pursuant to the Amendment, (1) a lease option for the Premises was exercised extending the lease until December 8, 2043, (2) the Company, simultaneously with the execution of the Amendment, vacated the Premises so that Bond may demolish the building in which the Premises is located in order to develop and construct a new building at the location, and (3) Bond agreed to redeliver to the Company possession of the reconfigured Premises after construction.

As consideration under the Amendment, Bond agreed to pay the Company a total of $3,500,000. Upon execution of the Amendment, the Company recorded $3,500,000 to deferred revenue to be amortized to revenue to temporarily vacate the premises over the expected vacate period of 36 months. Bond tendered $2,250,000 simultaneously with the execution of the Amendment, and the balance due of $1,250,000 on June 16, 2015 has been recorded by the Company as a receivable.

In connection with the Amendment, the parties also agreed to settle a pending lawsuit in the Supreme Court of the State of New York, Kings County, Index No. 50796/13 (the “Action”), in which the Company sought, among other things, a declaratory judgment that it validly renewed the lease for the Premises, and Bond sought, among other things, a declaratory judgment that the lease expired by its terms on December 8, 2013. Pursuant to a stipulation of settlement, filed on June 16, 2014, the Action, including all claims and counterclaims, has been discontinued with prejudice, without costs or attorneys’ fees to any party as against the other. The stipulation of settlement also contains general releases by both parties of all claims.

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

     See Note 10 to the Consolidated Financial Statements contained in the 2014 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

     Because of defective workmanship and breach of contract, the Company commenced litigation against a contractor to pay damages and return in full $376,467 of a deposit paid when work commenced to replace a roof on the Fishkill, New York building. As of July 31, 2014, this deposit is included in other assets on the balance sheet in security deposits. Based on limited information available at this time, the Company cannot predict the outcome of this matter and expects to vigorously pursue this contractor until the deposit is returned and damages are paid.

ITEM 4. MINE SAFETY DISCLOSURES.

     None

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

     The following is the sales price range per share of J. W. Mays, Inc. common stock during the fiscal years ended July 31, 2014 and 2013:

	Sales Price
Three Months Ended	High	Low
October 31, 2013	$28.00	$25.00
January 31, 2014	38.06	25.50
April 30, 2014	53.00	38.06
July 31, 2014	67.14	45.00

October 31, 2012	$28.57	$19.25
January 31, 2013	25.00	21.00
April 30, 2013	22.75	21.90
July 31, 2013	26.85	20.89

     The quotations were obtained for the respective periods from the National Association of Securities Dealers, Inc. There were no dividends declared in either of the two fiscal years.

     On September 5, 2014, the Company had approximately 1,350 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended July 31, 2014 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

     During the year ended July 31, 2014 we did not repurchase any of our outstanding equity securities.

PERFORMANCE GRAPH

     The following graph sets forth a five-year comparison of cumulative total shareholder return for the Company, the Standard & Poor’s 500 Stock-Index (“S&P 500”), and a Peer Group. The graph assumes the investment of $100 at the close of trading July 31, 2009 in the common stock of the Company, the S&P 500 and the Peer Group, and the reinvestment of all dividends, although the Company did not pay a dividend during this five-year period.

Comparison of Five-Year Cumulative Total Return*
J. W. MAYS, INC., Standard & Poor’s 500 and Peer Group
(Performance Results Through 7/31/14)

	7/31/2009	7/31/2010	7/31/2011	7/31/2012	7/31/2013	7/31/2014
J. W. MAYS, INC.	100.00	102.33	110.00	128.33	177.67	400.53
Standard & Poor’s 500	100.00	113.83	136.20	148.64	188.68	220.65
Peer Group	100.00	166.96	194.32	178.39	187.03	238.58
____________________

Assumes $100 invested at the close of trading 7/31/09 in J. W. MAYS, INC. common stock, Standard & Poor’s 500 and Peer Group.

* Cumulative total return assumes reinvestment of dividends.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The information appearing under the heading “Summary of Selected Financial Data” on page 2 of the Registrant’s 2014 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Registrant’s 2014 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2014, the Company had fixed-rate debt of $6,421,335.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant’s Consolidated Financial Statements, together with the report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 2, 2014, appearing on pages 4 through 21 of the Registrant’s 2014 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, and 7 hereof, the 2014 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2014, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 1992. Based on the Company’s assessments, we believe that, as of July 31, 2014, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

     Reports on Form 8-K - Two reports on Form 8-K was filed by the Company during the three months ended July 31, 2014.

     Item reported - The Company reported its financial results for the three and nine months ended April 30, 2014.

     Date of report filed - June 5, 2014

     Item reported - The Company reported entry into a Material Definitive Agreement.

     Date of report filed - June 17, 2014

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Executive Officers of the Registrant

     The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed August 1, 2014, whose present term of office will expire upon the election and qualification of his successor):

First Became
		Business Experience During	Such Officer
Name	Age	the Past Five Years	or Director
Lloyd J. Shulman	72	President	November, 1978
Co-Chairman of the Board
		and President	June, 1995
Chairman of the Board
		and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	60	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	63	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	64	Vice President	March, 1995

     All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the heading “Executive Compensation” in the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information required by this item appears under the headings “Executive Compensation”, “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The following table sets forth the fees paid by the Company (on a cash basis) to its independent registered public accounting firm, D’Arcangelo & Co., LLP, for the fiscal years 2014 and 2013.

	Fiscal Year	Fiscal Year
	2014	2013
Audit Fees	$145,284	$123,953
Tax Fees and Other Fees	58,844	22,295
Total	$204,128	$146,248

     Audit Fees for fiscal year 2014 and fiscal year 2013 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

     Tax Fees and Other Fees for fiscal year 2014 and fiscal year 2013 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

     The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 2, 2014, set forth on pages 4 through 21 of the Company’s 2014 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules.

3.	Exhibits:

	(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

	(3)	Articles of incorporation and by-laws:

		(i)	Certificate of Incorporation, as amended, incorporated by reference to the Company’s Form 8-K dated December 3, 1973.

		(ii)	By-laws, as amended June 1, 1995, incorporated by reference to the Company’s Form 10-K dated October 23, 1995.

		(iii)	Amendment to By-laws, effective November 1, 1999, incorporated by reference to the Company’s Proxy Statement dated October 19, 2000.

(iv) Amendment to By-laws, effective November 20, 2007, incorporated by reference to the Company’s Form 8-K dated November 20, 2007.

(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above.

(9)	Voting trust agreement—not applicable.

(10)	Material contracts:

(i) The J.W. Mays, Inc. Retirement Plan and Trust, Summary Plan Description, effective August 1, 1991, incorporated by reference to the Company’s Form 10-K dated October 23, 1992 and, as amended, effective August 1, 1993, incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 1993 dated December 2, 1993.

(ii) Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each dated August 1, 2005, incorporated by reference to the Company’s Form 8-K dated August 1, 2005. Each of these Employment Agreements were extended August 1, 2008 for a period of three years and further extended August 1, 2011 for an additional period of three years and further extended August 1, 2014 for an additional period of three years.

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

J.W. MAYS, INC.
(Registrant)

October 2, 2014	By:	LLOYD J. SHULMAN
LLOYD J. SHULMAN
Chairman of the Board
Principal Executive Officer
President
Principal Operating Officer

October 2, 2014	By:	MARK S. GREENBLATT
MARK S. GREENBLATT
Vice President and Treasurer
Principal Financial Officer

October 2, 2014	By:	WARD N. LYKE, JR.
WARD N. LYKE, JR.
Vice President
and Assistant Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 2, 2014
LLOYD J. SHULMAN	Officer, President, Chief Operating
Officer and Director

MARK S. GREENBLATT	Vice President, Treasurer and Director	October 2, 2014
MARK S. GREENBLATT

ROBERT L. ECKER	Director	October 2, 2014
ROBERT L. ECKER

DEAN L. RYDER	Director	October 2, 2014
DEAN L. RYDER

JACK SCHWARTZ	Director	October 2, 2014
JACK SCHWARTZ

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

     Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2014, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (page 21)

Consolidated Balance Sheets (pages 4 and 5)

Consolidated Statements of Income and Retained Earnings (page 6)

Consolidated Statements of Comprehensive Income (page 7)

Consolidated Statements of Cash Flows (page 8)

Notes to Consolidated Financial Statements (pages 9-19)

Report of Management (page 20)

		Page
Financial Statement Schedules:
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

____________________

SCHEDULE II

J.W. MAYS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2014	2013	2012
Allowance for net unrealized gains (losses) on marketable securities:
Balance, beginning of year	$333,633	$243,477	$190,415
Additions (deletions)	(97,221)	90,156	53,062
Balance, end of year	$236,412	$333,633	$243,477

SCHEDULE III

J.W. MAYS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
July 31, 2014

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I
				Cost Capitalized								Life on Which
				Subsequent to		Gross Amount at Which Carried						Depreciation in
		Initial Cost to Company		Acquisition		At Close of Period						Latest Income
	Encum-		Building &		Carried		Building &		Accumulated	Date of	Date	Statement is
Description	brances	Land	Improvements	Improvements	Cost	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
Office and Rental Buildings
Brooklyn, New York
Fulton Street at Bond Street	$3,882,760	$3,901,349	$7,403,468	$20,768,083	$—	$3,901,349	$28,171,551	$32,072,900	$10,286,685	Various	Various	(1) (2)
Jamaica, New York
Jamaica Avenue at 169th Street	—	—	3,215,699	15,750,135	—	—	18,965,834	18,965,834	9,410,233	1959	1959	(1) (2)
Fishkill, New York
Route 9 at Interstate Highway 84	1,538,575	594,723	7,212,116	4,348,634	—	594,723	11,560,750	12,155,473	8,493,887	10/74	11/72	(1)
Brooklyn, New York
Jowein Building Fulton Street
and Elm Place	—	1,324,957	728,327	12,210,271	—	1,324,957	12,938,598	14,263,555	4,223,776	1915	1950	(1) (2)
Levittown, New York Hempstead
Turnpike	—	125,927	—	—	—	125,927	—	125,927	—	4/69	6/62	(1)
Circleville, Ohio
Tarlton Road	—	120,849	4,388,456	—	—	120,849	4,388,456	4,509,305	2,358,795	9/92	12/92	(1)
Total(A)	$5,421,335	$6,067,805	$22,948,066	$53,077,123	$—	$6,067,805	$76,025,189	$82,092,994	$34,773,376
____________________

(1)	Building and improvements	18–40 years
(2)	Improvements to leased property	3–40 years

(A)	Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $383,451 and Accumulated Depreciation thereon of $244,071 at July 31, 2014.

	Year Ended July 31,
	2014	2013	2012
Investment in Real Estate
Balance at Beginning of Year	$78,547,467	$75,779,002	$76,643,907
Improvements	3,545,527	3,204,356	1,102,781
Retirements	—	(435,891)	(1,967,686)
Balance at End of Year	$82,092,994	$78,547,467	$75,779,002
Accumulated Depreciation
Balance at Beginning of Year	$33,097,163	$31,620,831	$32,051,431
Additions Charged to Costs and Expenses	1,676,213	1,596,202	1,534,697
Retirements	—	(119,870)	(1,965,297)
Balance at End of Year	$34,773,376	$33,097,163	$31,620,831

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

(ii)

Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each dated August 1, 2005, incorporated by reference to Registrant’s Form 8-K dated August 1, 2005. Each of these Employment Agreements were extended August 1, 2008 for a period of three years and further extended August 1, 2011 for an additional period of three years and further extended August 1, 2014 for an additional period of three years.

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