Form 10-Q
period 2014-10-31
MAYS J W INC
filed 2014-12-04
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X      No         .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes     X      No         .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____    Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No   X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at December 3, 2014
Common Stock, $1 par value	2,015,780 shares

This report contains 24 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – October 31, 2014 (unaudited)
and July 31, 2014	3
Condensed Consolidated Statements of Operations and Retained Earnings
– Three months ended October 31, 2014 and 2013 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income
– Three months ended October 31, 2014 and 2013 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Three months ended October 31, 2014 and 2013 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	16 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18 - 19

Part II - Other Information:
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits and Reports on Form 8-K	19 - 20

Signatures	21

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.1) - Chief Executive Officer	22
(31.2) - Chief Financial Officer	23

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	24

Part 1 - Financial Information
     Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31	July 31
ASSETS	2014	2014
	(Unaudited)	(Audited)
Property and equipment - Net (Notes 5 and 6)	$47,422,656	$47,458,998

Current Assets:
Cash and cash equivalents (Note 4)	2,686,634	1,892,760
Receivables (Note 4)	441,869	311,006
Receivable to temporarily vacate lease (Note 13)	1,250,000	1,250,000
Income taxes refundable	–	196,006
Deferred income taxes	1,482,000	1,564,000
Prepaid expenses	871,898	1,383,994
Total current assets	6,732,401	6,597,766

Other Assets:
Deferred charges	3,835,016	3,835,016
Less: accumulated amortization	2,213,026	2,126,926
Net	1,621,990	1,708,090
Receivables (Note 4)	30,000	60,000
Security deposits	1,443,410	1,440,755
Unbilled receivables (Notes 4 and 8)	2,565,650	2,556,743
Marketable securities (Notes 3 and 4)	1,432,094	1,354,213
Total other assets	7,093,144	7,119,801

TOTAL ASSETS	$61,248,201	$61,176,565

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgages payable (Note 5)	$5,137,640	$5,181,335
Note payable - related party (Note 7)	1,000,000	1,000,000
Security deposits payable	737,752	736,103
Deferred revenue (Note 13)	1,895,833	2,187,500
Total long-term debt	8,771,225	9,104,938

Deferred income taxes (Note 1)	4,276,000	4,220,000

Current Liabilities:
Accounts payable	114,219	144,250
Payroll and other accrued liabilities	2,066,722	2,174,487
Deferred Revenue (Note 13)	1,166,667	1,166,667
Income taxes payable	10,068	–
Other taxes payable	2,600	6,357
Current portion of long-term debt (Note 5)	240,000	240,000
Current portion of security deposits payable	10,500	10,500
Total current liabilities	3,610,776	3,742,261

TOTAL LIABILITIES	16,658,001	17,067,199

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$140,000 at October 31, 2014 and $107,000 at July 31, 2014	171,574	129,412
Retained earnings	40,181,936	39,743,264
	45,878,052	45,397,218
Less common stock held in treasury, at cost - 162,517
shares at October 31, 2014 and at July 31, 2014 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	44,590,200	44,109,366

Contingencies (Note 14)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$61,248,201	$61,176,565

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended
	October 31
	2014	2013
	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,340,357	$4,218,764
Recovery of real estate taxes	10,625	–
Revenue to temporarily vacate lease (Note 13)	291,667	–
Total revenues	4,642,649	4,218,764

Expenses
Real estate operating expenses	2,324,198	2,151,725
Administrative and general expenses	983,293	918,048
Depreciation and amortization (Note 6)	440,985	418,555
Loss on disposition of property and equipment	–	4,291
Total expenses	3,748,476	3,492,619

Income from operations before investment income,
interest expense and income taxes	894,173	726,145

Investment income and interest expense:
Investment income (Note 3)	6,191	189,424
Interest expense (Notes 5, 7 and 10)	(108,692)	(98,545)
	(102,501)	90,879

Income from operations before income taxes	791,672	817,024
Income taxes provided	353,000	381,000
Net income	438,672	436,024

Retained earnings, beginning of period	39,743,264	39,003,941
Retained earnings, end of period	$40,181,936	$39,439,965

Income per common share (Note 2)	$.22	$.22

Dividends per share	$–	$–

Average common shares outstanding	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 31
	2014	2013
	(Unaudited)	(Unaudited)
Net income	$438,672	$436,024

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains arising during the period,
net of taxes of $33,000 and $9,000 for the three
months ended October 31, 2014 and 2013, respectively	42,162	11,269

Reclassification adjustment for net gains included in net
income, net of taxes of $0 and ($69,000) for the three months
ended October 31, 2014 and 2013, respectively (Note 12)	–	(86,187)

Unrealized gains (losses) on available-for-sale securities,
net of taxes	42,162	(74,918)

Comprehensive income	$480,834	$361,106

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three Months Ended
		October 31
		2014	2013
		(Unaudited)	(Unaudited)
	Cash Flows From Operating Activities:
	Net income	$438,672	$436,024

	Adjustments to reconcile net income to
	net cash provided by operating activities:
	Depreciation and amortization	440,985	418,555
	Amortization of deferred charges	86,100	83,804
	Realized (gain) on sale of marketable securities	(386)	(182,841)
	Loss on disposition of property and equipment	-	4,291
Other assets	- unbilled receivables	(8,907)	(44,926)
	- deferred charges	-	(39,073)
	Deferred income taxes	105,000	131,000
	Deferred revenue	(291,667)	-
	Changes in:
	Receivables	(100,863)	(56,241)
	Income taxes refundable	196,006	325,072
	Prepaid expenses	512,096	497,465
	Accounts payable	(30,031)	26,822
	Payroll and other accrued liabilities	(107,765)	(273,570)
	Income taxes payable	10,068	140,565
	Other taxes payable	(3,757)	(2,968)
	Cash provided by operating activities	1,245,551	1,463,979

	Cash Flows From Investing Activities:
	Capital expenditures	(404,643)	(1,439,328)
	Security deposits	(2,655)	141,882
	Marketable securities:
	Receipts from sales or maturities	270,974	1,247,323
	Payments for purchases	(273,307)	(9,242)
	Cash (used) by investing activities	(409,631)	(59,365)

	Cash Flows From Financing Activities:
	Increase (decrease) - security deposits	1,649	(141,882)
	Mortgage and other debt payments	(43,695)	(40,640)
	Cash (used) by financing activities	(42,046)	(182,522)

	Increase in cash and cash equivalents	793,874	1,222,092

	Cash and cash equivalents at beginning of period	1,892,760	664,718

	Cash and cash equivalents at end of period	$2,686,634	$1,886,810

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2014 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2014. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2015.

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

Recent accounting pronouncements

In April 2014, the FASB issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The adoption of this update on August 1, 2015 is not expected to have any impact on our consolidated financial statements.

In May 2014, the FASB issued an update (“ASU 2014-09”) establishing ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting in fiscal years that begin after December 15, 2016. The adoption of the update on August 1, 2017 is not expected to have a significant impact on our consolidated financial statements.

On September 13, 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final income tax regulations on the deduction and capitalization of expenditures related to tangible property (“tangible property regulations”). The tangible property regulations clarify and expand sections 162(a) and 263(a) of the Internal Revenue Code (“IRC”), which relate to amounts paid to acquire, produce, or improve tangible property. Additionally, the tangible property regulations provide final guidance under IRC section 167 regarding accounting for and retirement of depreciable property and regulations under IRC section 168 relating to the accounting for property under the Modified Accelerated Cost Recovery System. The tangible property regulations affect all taxpayers that acquire, produce, or improve tangible property, and generally apply to taxable years beginning on or after January 1, 2014, which will impact the fiscal year ending July 31, 2015. The tangible property regulations will require the Company to make additional tax accounting method changes which the Company expects to implement in the last quarter of the fiscal year ending July 31, 2015. Changes in tax law are accounted for in the period of enactment, therefore certain provisions of the legislation could impact the presentation of deferred tax assets and liabilities in the condensed consolidated balance sheet but are not expected to have a material impact on the Company’s effective tax rate. The adoption of the regulations is expected to primarily affect timing and is not likely to have a material impact on the consolidated financial statements.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2014 and October 31, 2013.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the three months ended October 31, 2014 and July 31, 2014.

The Company follows Accounting Standards Codification (ASC) 820, "Fair Value Measurements and Disclosures" which establishes a fair value hierarchy that prioritizes the valuation techniques and creates the following three broad levels, with Level 1 valuation being the highest priority:

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at July 31, 2014 and 2013.

Equity securities are valued at the closing price reported on the active market on which the individual securities are traded that the Company has access to.

Mutual funds are valued at the daily closing price as reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the Securities and Exchange Commission. These funds are required to publish their daily net asset value (“NAV”) and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.

In accordance with the provisions of Fair Value Measurements, the following are the Company's financial assets measured on a recurring basis presented at fair value.

Fair value measurements at reporting date using

	October 31,				July 31,
Description	2014	Level 1	Level 2	Level 3	2014	Level 1	Level 2	Level 3
Assets:
Marketable securities -
available-for-sale	$1,432,094	$1,432,094	$–	$–	$1,354,213	$1,354,213	$–	$–

Fair Value of Investments in Entities that Use NAV

The following table summarizes investments measured at fair value based on NAV per share as of October 31, 2014 and July 31, 2014, respectively.

		Unfunded	Redemption Frequency	Redemption
October 31, 2014	Fair Value	Commitments	(if currently eligible)	Notice Period
First Eagle Global CL I	$267,669	n/a	Daily	None
Parnasus Core Equity Investor CL	$293,604	n/a	Daily	None
Columbia Flexible Income CL A	$269,818	n/a	Daily	None

		Unfunded	Redemption Frequency	Redemption
July 31, 2014	Fair Value	Commitments	(if currently eligible)	Notice Period
First Eagle Global CL I	$273,000	n/a	Daily	None
Parnasus Core Equity Investor CL	$277,571	n/a	Daily	None
Transamerica Tactical Income CL A	$269,649	n/a	Daily	None

As of October 31, 2014 and July 31, 2014, the Company's marketable securities were classified as follows:

	October 31, 2014				July 31, 2014
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Available-for-sale:
Mutual funds	$689,014	$142,077	$–	$831,091	$691,047	$129,173	$–	$820,220
Equity securities	431,506	169,497	–	601,003	426,754	107,239	–	533,993
	$1,120,520	$311,574	$–	$1,432,094	$1,117,801	$236,412	$–	$1,354,213

Investment income consists of the following:

	Three Months Ended
	October 31
	2014	2013
Gain on sale of marketable securities	$386	$182,841
Interest income	625	953
Dividend income	5,180	5,630
Total	$6,191	$189,424

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from forty seven tenants, of which one tenant accounted for 17.33% and another tenant accounted for 14.05% of rental income during the three months ended October 31, 2014. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at October 31, 2014 and July 31, 2014 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgages:

			October 31, 2014		July 31, 2014
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Fishkill, New York property	6.98%	2/18/15	$68,112	$1,458,062	$68,112	$1,470,463
Bond St. building, Brooklyn, NY	6.98%	2/18/15	171,888	3,679,578	171,888	3,710,872
Total			$240,000	$5,137,640	$240,000	$5,181,335

The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. The loan consists of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the “First Permanent Loan”), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the “Second Permanent Loan”), and c) multiple, successively subordinate loans in the amount $8,295,274 (“Subordinate Building Loans”). The Company, in February 2008, converted the loan totaling $12,000,000 to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. The outstanding balance of the loan totaling $5,318,490 will become due and payable on February 18, 2015. At this time, the Company is in the process of refinancing this mortgage with the current lender for an expected term of five (5) years.

6.	Property and Equipment – at cost:

	October 31	July 31
	2014	2014
Property:
Buildings and improvements	$74,547,177	$74,547,177
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	404,643	–
	82,497,637	82,092,994
Less accumulated depreciation	35,202,961	34,773,376
Property - net	47,294,676	47,319,618

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	238,906	238,906
	383,451	383,451
Less accumulated depreciation	255,471	244,071
Fixtures and equipment and other - net	127,980	139,380

Property and equipment - net	$47,422,656	$47,458,998

Construction in progress includes:
	October 31	July 31
	2014	2014
Building improvements at 9 Bond Street in Brooklyn, NY	$95,900	$–
Building improvements at Fishkill, NY	145,108	–
Building improvements at 25 Elm Place in Brooklyn, NY	128,700	–
Building improvements at Circleville, Ohio	34,935	–
	$404,643	$–

7.	Note Payable:

On December 15, 2004, the Company borrowed $1,000,000 on a unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The former director passed away in November 2012 and the note is currently an asset of the estate of the former director. The loan has been repeatedly renewed to its current maturity date of December 15, 2016. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payment of interest is $12,500. The interest paid was $12,500 for the three months ended October 31, 2014 and 2013, respectively.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $94,819 and $88,874 as contributions to the Plan for the three months ended October 31, 2014 and 2013, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $10,337 and $10,600 for the three months ended October 31, 2014 and 2013, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

Contingent Liability for Pension Plan:

Information as to the Company’s portion of accumulated plan benefits and plan assets is not reported separately by the pension plan. Under the Employee Retirement Income Security Act, upon withdrawal from a multi-employer benefit plan, an employer is required to continue to pay its proportionate share of the plan’s unfunded vested benefits, if any. Any liability under this provision cannot be determined: however, the Company has not made a decision to withdraw from the plan.

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2013
Certified zone status:	Critical Status
Status determination date:	January 1, 2013
Plan used extended amortization provisions in status
calculation:	Yes
Minimum required contribution:	None
Employer contributing greater than 5% of Plan
contributions for year ended December 31, 2013:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2016

10.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Three Months Ended
	October 31
	2014	2013
Interest paid, net of capitalized interest of $3,558 (2014)
and $13,221 (2013)	$108,954	$98,790

Income taxes paid (refunded)	$41,926	$(215,638)

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gains (losses) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three months ended October 31, 2014 and 2013 is as follows:

	Three Months Ended
	October 31
	2014	2013
	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$129,412	$183,633

Other comprehensive income, net of tax effect:
Unrealized gains on available-for-sale
securities	75,162	20,269
Tax effect	(33,000)	(9,000)
Unrealized gains on available-for-sale
securities, net of tax effect	42,162	11,269

Amounts reclassified from accumulated other
comprehensive income, net of tax effect:
Unrealized gains (losses) on available-for-sale
securities reclassified	-	(155,187)
Tax effect	-	69,000
Amount reclassified, net of tax effect	-	(86,187)

Ending balance, net of tax effect	$171,574	$108,715

A summary of the line items in the Condensed Consolidated Statement of Operations and Retained Earnings affected by the amounts reclassified from accumulated other comprehensive income is as follows:

Details about accumulated other	Affected line item in the statement
comprehensive income components	where net income is presented
Other comprehensive income reclassified	Investment income
Tax effect	Income taxes provided

13.	Entry into a Material Definitive Agreement:

On June 16, 2014, the Company entered into a Second Amendment of Lease (the "Amendment") with 33 Bond St. LLC ("Bond"), its landlord, for certain truck bays and approximately 1,000 square feet located at the cellar level within a garage at Livingston and Bond Street ("Premises"). Pursuant to the Amendment, (1) a lease option for the Premises was exercised extending the lease until December 8, 2043, (2) the Company, simultaneously with the execution of the Amendment, vacated the Premises so that Bond may demolish the building in which the Premises is located in order to develop and construct a new building at the location, and (3) Bond agreed to redeliver to the Company possession of the reconfigured Premises after construction.

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

In connection with the Amendment, the parties also agreed to settle a pending lawsuit in the Supreme Court of the State of New York, Kings County, Index No. 50796/13 (the "Action"), in which the Company sought, among other things, a declaratory judgment that it validly renewed the lease for the Premises, and Bond sought, among other things, a declaratory judgment that the lease expired by its terms on December 8, 2013. Pursuant to a stipulation of settlement, filed on June 16, 2014, the Action, including all claims and counterclaims, has been discontinued with prejudice, without costs or attorneys' fees to any party as against the other. The stipulation of settlement also contains general releases by both parties of all claims.

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

Because of defective workmanship and breach of contract, the Company commenced litigation against a contractor to pay damages and return in full $376,467 of a deposit paid when work commenced to replace a roof on the Fishkill, New York building. As of October 31, 2014, this deposit is included in other assets on the balance sheet in security deposits. Based on limited information available at this time, the Company cannot predict the outcome of this matter and expects to vigorously pursue this contractor until the deposit is returned and damages are paid.

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on pages 7 through 8 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 9 through 12 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2014).

Results of Operations:

Three Months Ended October 31, 2014 Compared to the Three Months Ended October 31, 2013:

In the three months ended October 31, 2014, the Company reported net income of $438,672, or $.22 per share. In the comparable three months ended October 31, 2013, the Company reported net income of $436,024, or $.22 per share.

Revenues in the current three months increased to $4,642,649 from $4,218,764 in the comparable 2013 three months primarily due to revenue from an agreement to temporarily vacate a lease, two new retail tenants at the Jamaica, New York building at higher rents and a new tenant at the Company’s Fishkill, New York building.

Real estate operating expenses in the current three months increased to $2,324,198 from $2,151,725 in the comparable 2013 three months primarily due to increases in maintenance costs.

Administrative and general expenses in the current three months increased to $983,293 from $918,048 in the comparable 2013 three months primarily due to increases in payroll costs and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $440,985 from $418,555 in the comparable 2013 three months primarily due to improvements to the Nine Bond Street, Brooklyn, New York building, the Jowein building in Brooklyn, New York and the Fishkill, New York building.

There was a $4,291 loss on disposition of property and equipment in the three months ended October 31, 2013 versus no loss in the comparable period in 2014.

Interest expense exceeded investment income in the current three months by $102,501 whereas in the comparable 2013 three months, investment income exceeded interest expense by $90,879. The increase in investment income over interest expense in the 2013 three months was due to a gain on sale of marketable securities.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $2,686,634 at October 31, 2014.

On June 16, 2014, the Company entered into a Second Amendment of Lease (the "Amendment") with 33 Bond St. LLC ("Bond"), its landlord, for certain truck bays and approximately 1,000 square feet located at the cellar level within a garage at Livingston and Bond Street ("Premises"). Pursuant to the Amendment, (1) a lease option for the Premises was exercised extending the lease until December 8, 2043, (2) the Company, simultaneously with the execution of the Amendment, vacated the Premises so that Bond may demolish the building in which the Premises is located in order to develop and construct a new building at the location, and (3) Bond agreed to redeliver to the Company possession of the reconfigured Premises after construction.

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

In connection with the Amendment, the parties also agreed to settle a pending lawsuit in the Supreme Court of the State of New York, Kings County, Index No. 50796/13 (the "Action"), in which the Company sought, among other things, a declaratory judgment that it validly renewed the lease for the Premises, and Bond sought, among other things, a declaratory judgment that the lease expired by its terms on December 8, 2013. Pursuant to a stipulation of settlement, filed on June 16, 2014, the Action, including all claims and counterclaims, has been discontinued with prejudice, without costs or attorneys' fees to any party as against the other. The stipulation of settlement also contains general releases by both parties of all claims.

In November 2014, the Company entered into a lease agreement with an existing tenant to occupy an additional 5,640 square feet of office space at the Jowein building in Brooklyn, New York. Rent is anticipated to commence in the spring of 2015.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities: The Company had a balance due at October 31, 2014 for brokerage commissions of $283,123 of which $151,776 was paid in the three months ended October 31, 2014.

Cash Flows From Investing Activities:

The Company had expenditures of $34,935 for the three months ended October 31, 2014 at its Circleville, Ohio building for new light fixtures. The cost of the project was $77,635 and will be completed in December 2014.

The Company had expenditures of $128,700 for the three months ended October 31, 2014, for a new sidewalk at its Jowein, New York building. The cost of the project was $153,000 and was completed in November 2014.

The Company had expenditures of $145,108 for the three months ended October 31, 2014 for construction costs at its Fishkill, New York building. The cost of the project was $193,544 and was completed in November 2014.

The Company had expenditures of $95,900 in the three months ended October 31, 2014 for a new roof at the Company's Nine Bond Street, Brooklyn, New York building. The cost of the project was $153,000 and was completed in November 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2014, the Company had fixed-rate debt of $6,377,640.

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

Item 1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A
(10)	Material contracts	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	22
	(31.2) Chief Financial Officer	23
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	24

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – One report on Form 8-K was filed by the registrant during the three months ended October 31, 2014.

Items reported:

The Company reported its financial results for the three months and year ended July 31, 2014. Date of report filed - October 2, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 3, 2014	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	December 3, 2014	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer