Form 10-Q
period 2015-01-31
MAYS J W INC
filed 2015-03-05
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____    Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No   X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2015
Common Stock, $1 par value	2,015,780 shares

This report contains 24 pages.

1-

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – January 31, 2015 (unaudited)
and July 31, 2014	3
Condensed Consolidated Statements of Operations and Retained Earnings
– Three and six months ended January 31, 2015 and 2014 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income (Loss)
– Three and six months ended January 31, 2015 and 2014 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Three and six months ended January 31, 2015 and 2014 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	16 - 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19 - 20

Part II - Other Information:
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20 - 21

Signatures	22

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	23
31.2 - Chief Financial Officer	24

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	25

Part 1 - Financial Information
     Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	July 31
ASSETS	2015	2014
	(Unaudited)	(Audited)
Property and equipment - Net (Notes 5 and 6)	$47,446,116	$47,458,998

Current Assets:
Cash and cash equivalents (Note 4)	2,829,300	1,892,760
Receivables (Note 4)	381,400	311,006
Receivable to temporarily vacate lease (Note 13)	1,250,000	1,250,000
Security deposits	6,774	–
Income taxes refundable	264,932	196,006
Deferred income taxes	1,435,000	1,564,000
Prepaid expenses	1,405,580	1,383,994
Total current assets	7,572,986	6,597,766

Other Assets:
Deferred charges	4,249,986	3,835,016
Less: accumulated amortization	2,308,796	2,126,926
Net	1,941,190	1,708,090
Receivables (Note 4)	30,000	60,000
Security deposits	1,394,719	1,440,755
Unbilled receivables (Notes 4 and 8)	2,574,556	2,556,743
Marketable securities (Notes 3 and 4)	1,438,210	1,354,213
Total other assets	7,378,675	7,119,801

TOTAL ASSETS	$62,397,777	$61,176,565

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgages payable (Note 5)	$5,860,830	$5,181,335
Note payable - related party (Note 7)	1,000,000	1,000,000
Payroll and other accrued liabilities	22,599	–
Security deposits payable	749,436	736,103
Deferred revenue (Note 13)	1,604,166	2,187,500
Total long-term debt	9,237,031	9,104,938

Deferred income taxes (Note 1)	4,467,000	4,220,000

Current Liabilities:
Accounts payable	93,907	144,250
Payroll and other accrued liabilities	2,359,761	2,174,487
Deferred revenue (Note 13)	1,166,667	1,166,667
Other taxes payable	10,677	6,357
Current portion of long-term debt (Note 5)	139,170	240,000
Current portion of security deposits payable	17,274	10,500
Total current liabilities	3,787,456	3,742,261

TOTAL LIABILITIES	17,491,487	17,067,199

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$130,000 at January 31, 2015 and $107,000 at July 31, 2014	158,751	129,412
Retained earnings	40,510,849	39,743,264
	46,194,142	45,397,218
Less common stock held in treasury, at cost - 162,517
shares at January 31, 2015 and at July 31, 2014 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	44,906,290	44,109,366

Contingencies (Note 14)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,397,777	$61,176,565

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended
	January 31		January 31
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,412,233	$4,139,589	$8,752,590	$8,358,353
Recovery of real estate taxes	–	–	10,625	–
Revenue to temporarily vacate lease (Note 13)	291,667	–	583,334	–
Total revenues	4,703,900	4,139,589	9,346,549	8,358,353

Expenses
Real estate operating expenses	2,470,736	2,501,560	4,794,934	4,653,285
Administrative and general expenses	1,139,437	1,188,548	2,122,730	2,106,596
Depreciation and amortization (Note 6)	443,822	424,352	884,807	842,907
Loss on disposition of property and equipment	–	–	–	4,291
Total expenses	4,053,995	4,114,460	7,802,471	7,607,079

Income from operations before investment income,
interest expense and income taxes	649,905	25,129	1,544,078	751,274

Investment income and interest expense:
Investment income (Note 3)	26,353	30,965	32,544	220,389
Interest expense (Notes 5, 7 and 10)	(92,345)	(113,144)	(201,037)	(211,689)
	(65,992)	(82,179)	(168,493)	8,700

Income (loss) from operations before income taxes	583,913	(57,050)	1,375,585	759,974
Income taxes provided	255,000	–	608,000	381,000
Net income (loss)	328,913	(57,050)	767,585	378,974

Retained earnings, beginning of period	40,181,936	39,439,965	39,743,264	39,003,941
Retained earnings, end of period	$40,510,849	$39,382,915	$40,510,849	$39,382,915

Income (loss) per common share (Note 2)	$.16	$(.03)	$.38	$.19

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	January 31		January 31
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$328,913	$(57,050)	$767,585	$378,974

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes of ($10,000) and ($15,000) for the three
months ended January 31, 2015 and 2014, respectively,
and $23,000 and ($6,000) for the six months ended
January 31, 2015 and 2014, respectively	(12,823)	(16,288)	29,339	(5,019)

Reclassification adjustment for net gains included in net
income, net of taxes of ($69,000) for the six months
ended January 31, 2014 (Note 12)	–	–	–	(86,187)

Unrealized gains (losses) on available-for-sale securities,
net of taxes	(12,823)	(16,288)	29,339	(91,206)

Comprehensive income (loss)	$316,090	$(73,338)	$796,924	$287,768

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six Months Ended
		January 31
		2015	2014
		(Unaudited)	(Unaudited)
	Cash Flows From Operating Activities:
	Net income	$767,585	$378,974

	Adjustments to reconcile net income to
	net cash provided by operating activities:
	Depreciation and amortization	884,807	842,907
	Amortization of deferred charges	181,870	169,688
	Realized (gain) on sale of marketable securities	(386)	(182,846)
	Loss on disposition of property and equipment	–	4,291
Other assets	- unbilled receivables	(17,813)	(135,352)
	- deferred charges	(414,970)	(262,996)
	Deferred income taxes	353,000	274,000
	Deferred revenue	(583,334)	–
	Changes in:
	Receivables	(40,394)	(122,335)
	Income taxes refundable	(68,926)	178,809
	Prepaid expenses	(21,586)	124,757
	Accounts payable	(50,343)	113,820
	Payroll and other accrued liabilities	207,873	405,890
	Other taxes payable	4,320	6,027
	Cash provided by operating activities	1,201,703	1,795,634

	Cash Flows From Investing Activities:
	Capital expenditures	(871,925)	(1,555,129)
	Security deposits	39,262	(248,777)
	Marketable securities:
	Receipts from sales or maturities	270,974	1,247,403
	Payments for purchases	(302,246)	(41,278)
	Cash (used) by investing activities	(863,935)	(597,781)

	Cash Flows From Financing Activities:
	Increase (decrease) - security deposits	20,107	(127,690)
	Increase - mortgage debt	652,274	–
	Mortgage and other debt payments	(73,609)	(82,018)
	Cash provided (used) by financing activities	598,772	(209,708)

	Increase in cash and cash equivalents	936,540	988,145

	Cash and cash equivalents at beginning of period	1,892,760	664,718

	Cash and cash equivalents at end of period	$2,829,300	$1,652,863

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

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2014 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2014. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2015.

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

In January 2015, the FASB issued an update (“ASU 2015-01”) Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this update on August 1, 2016 is not expected to have any impact on our consolidated financial statements.

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

2.

Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the six months ended January 31, 2015 and January 31, 2014.

3.

Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the three and six months ended January 31, 2015 and July 31, 2014.

The Company follows GAAP which establishes a fair value hierarchy that prioritizes the valuation techniques and creates the following three broad levels, with Level 1 valuation being the highest priority:

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at January 31, 2015 and July 31, 2014.

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

The following are the Company's financial assets measured on a recurring basis presented at fair value.

Fair value measurements at reporting date using

	January 31,				July 31,
Description	2015	Level 1	Level 2	Level 3	2014	Level 1	Level 2	Level 3
Assets:
Marketable securities -
available-for-sale	$1,438,210	$1,438,210	$–	$–	$1,354,213	$1,354,213	$–	$–

Fair Value of Investments in Entities that Use NAV

The following table summarizes investments measured at fair value based on NAV per share as of January 31, 2015 and July 31, 2014, respectively.

		Unfunded	Redemption Frequency	Redemption
January 31, 2015	Fair Value	Commitments	(if currently eligible)	Notice Period
First Eagle Global CL I	$269,877	n/a	Daily	None
Parnasus Core Equity Investor CL	$291,594	n/a	Daily	None
Columbia Flexible Income CL A	$266,279	n/a	Daily	None

		Unfunded	Redemption Frequency	Redemption
July 31, 2014	Fair Value	Commitments	(if currently eligible)	Notice Period
First Eagle Global CL I	$273,000	n/a	Daily	None
Parnasus Core Equity Investor CL	$277,571	n/a	Daily	None
Transamerica Tactical Income CL A	$269,649	n/a	Daily	None

As of January 31, 2015 and July 31, 2014, the Company's marketable securities were classified as follows:

	January 31, 2015				July 31, 2014
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Available-for-sale:
Mutual funds	$713,153	$117,417	$2,820	$827,750	$691,047	$129,173	$–	$820,220
Equity securities	436,307	174,153	–	610,460	426,754	107,239	–	533,993
	$1,149,460	$291,570	$2,820	$1,438,210	$1,117,801	$236,412	$–	$1,354,213

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position, at January 31, 2015, are as follows:

		Less Than	More Than
	Fair Value	12 Months	12 Months
Mutual funds	$266,279	$2,820	$–

Investment income consists of the following:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2015	2014	2015	2014
Gain on sale of marketable securities	$–	$5	$386	$182,846
Interest income	662	343	1,287	1,296
Dividend income	25,691	30,617	30,871	36,247
Total	$26,353	$30,965	$32,544	$220,389

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

The Company derives rental income from forty-nine tenants, of which one tenant accounted for 18.37% and another tenant accounted for 14.88% of rental income during the six months ended January 31, 2015. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at January 31, 2015 and July 31, 2014 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgages:

			January 31, 2015		July 31, 2014
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Fishkill, New York property	6.98%	2/18/15	$–	$–	$68,112	$1,470,463
Bond St. building, Brooklyn, NY	6.98%	2/18/15	–	–	171,888	3,710,872
Bond St. building, Brooklyn, NY	3.54%	2/01/20	139,170	5,860,830	–	–
Total			$139,170	$5,860,830	$240,000	$5,181,335

The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. The loan consisted of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the “First Permanent Loan”), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the “Second Permanent Loan”), and c) multiple, successively subordinate loans in the amount $8,295,274 (“Subordinate Building Loans”). The Company, in February 2008, converted the loan totaling $12,000,000 to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. On January 9, 2015, the Company refinanced the loan for $6,000,000, which included the outstanding balance as of January 2015 in the amount of $5,347,726 and an additional borrowing of $652,274. The loan is for a period of five years with a payment based on a twenty-five year amortization period. The interest rate for this period is fixed at 3.54% per annum. The mortgage loan is secured by the Bond Street building in Brooklyn, New York.

6.	Property and Equipment – at cost:

	January 31	July 31
	2015	2014
Property:
Buildings and improvements	$75,357,966	$74,547,177
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	61,137	–
	82,964,920	82,092,994
Less accumulated depreciation	35,635,384	34,773,376
Property - net	47,329,536	47,319,618

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	238,906	238,906
	383,451	383,451
Less accumulated depreciation	266,871	244,071
Fixtures and equipment and other - net	116,580	139,380

Property and equipment - net	$47,446,116	$47,458,998

Construction in progress includes:

	January 31	July 31
	2015	2014
Building improvements at 9 Bond Street in Brooklyn, NY	$61,137	$–

7.

Note Payable - Related Party:

On December 15, 2004, the Company borrowed $1,000,000 on an unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The former director passed away in November 2012 and the note is currently an asset of the estate of the former director. The loan has been repeatedly renewed to its current maturity date of December 15, 2016. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payment of interest is $12,500. The interest paid was $25,000 for the six months ended January 31, 2015 and 2014, respectively.

8.

Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.

Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $115,675 and $210,495 for the three and six months ended January 31, 2015, respectively, and $102,497 and $191,370 as contributions to the Plan for the three and six months ended January 31, 2014, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $13,571 and $23,908 for the three and six months ended January 31, 2015, respectively, and $10,953 and $21,553 for the three and six months ended January 31, 2014, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Supplemental disclosure:	Six Months Ended
	January 31
	2015	2014
Interest paid, net of capitalized interest of $5,359 (2015)
and $11,100 (2014)	$233,622	$218,432
Income taxes paid (refunded)	$323,926	$(71,810)

Non-cash investing and financing activities:
Refinancing of mortgage payable	$5,347,726	$–

11.	Common Stock: The Company has one class of common stock with identical voting rights and rights to liquidation.
12.

Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gains (losses) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three and six months ended January 31, 2015 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$171,574	$108,715	$129,412	$183,633

Other comprehensive income, net of tax effect:
Unrealized gains (losses) on available-for-sale
securities	(22,823)	(31,288)	52,339	(11,019)
Tax effect	10,000	15,000	(23,000)	6,000
Unrealized gains (losses) on available-for-sale
securities, net of tax effect	(12,823)	(16,288)	29,339	(5,019)

Amounts reclassified from accumulated other
comprehensive income, net of tax effect:
Unrealized (losses) on available-for-sale
securities reclassified	-	-	-	(155,187)
Tax effect	-	-	-	69,000
Amount reclassified, net of tax effect	-	-	-	(86,187)

Ending balance, net of tax effect	$158,751	$92,427	$158,751	$92,427

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

Lease Modification Agreement:

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

The deferred revenue is being amortized at approximately $97,000 per month. Revenue recognized for the three and six months ended January 31, 2015, is $291,667 and $583,334, respectively. Amortization is expected to be $1,166,667 annually.

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

Because of defective workmanship and breach of contract, the Company commenced litigation against a contractor to pay damages and return in full $376,467 of a deposit paid when work commenced to replace a roof on the Fishkill, New York building. As of January 31, 2015, this deposit is included in other assets on the condensed consolidated balance sheet in security deposits. Based on limited information available at this time, the Company cannot predict the outcome of this matter and expects to vigorously pursue this contractor until the deposit is returned and damages are paid.

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements disclose our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on pages 7 through 8 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 9 through 12 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2014).

Results of Operations:

Three months ended January 31, 2015 Compared to the three months ended January 31, 2014:

In the three months ended January 31, 2015, the Company reported net income of $328,913, or $.16 per share. In the comparable three months ended January 31, 2014, the Company reported a net loss of ($57,050), or ($.03) per share.

Revenues in the current three months increased to $4,703,900 from $4,139,589 in the comparable 2014 three months primarily due to revenue from an agreement to temporarily vacate a lease, one new office tenant at the Nine Bond Street building in Brooklyn, New York, two new retail tenants at the Jamaica, New York building at higher rents and a new tenant at the Company’s Fishkill, New York building.

Real estate operating expenses in the current three months decreased to $2,470,736 from $2,501,560 in the comparable 2014 three months primarily due to decreases in maintenance costs, partially offset by increases in real estate taxes and licenses and permits costs.

Administrative and general expenses in the current three months decreased to $1,139,437 from $1,188,548 in the comparable 2014 three months primarily due to decreases in legal and professional costs partially offset by increases in payroll costs.

Depreciation and amortization expense in the current three months increased to $443,822 from $424,352 in the comparable 2014 three months primarily due to improvements to the Fishkill, New York building.

Interest expense exceeded investment income in the current three months by $65,992 and by $82,179 in the comparable 2014 three months. The decrease was due to scheduled repayments of debt and a lower interest expense due to a lower interest rate on the refinanced mortgage with a bank.

Six months ended January 31, 2015 Compared to the six months ended January 31, 2014:

In the six months ended January 31, 2015, the Company reported net income of $767,585, or $.38 per share. In the comparable six months ended January 31, 2014, the Company reported a net income of $378,974, or $.19 per share.

Revenues in the current six months increased to $9,346,549 from $8,358,353 in the comparable 2014 six months primarily due to revenue from an agreement to temporarily vacate a lease, one new office tenant at the Nine Bond Street building in Brooklyn, New York, two new retail tenants at the Jamaica, New York building at higher rents and a new tenant at the Company’s Fishkill, New York building.

Real estate operating expenses in the current six months increased to $4,794,934 from $4,653,285 in the comparable 2014 six months primarily due to increases in real estate taxes and licenses and permits costs.

Administrative and general expenses in the current six months increased to $2,122,730 from $2,106,596 in the comparable 2014 six months primarily due to increases in payroll costs partially offset by decreases in legal and professional costs.

Depreciation and amortization expense in the current six months increased to $884,807 from $842,907 in the comparable 2014 six months primarily due to improvements to the Fishkill, New York building.

There was a $4,291 loss on disposition of property and equipment in the six months ended January 31, 2014 versus no loss in the comparable period in 2015.

Interest expense exceeded investment income in the current six months by $168,493 whereas in the comparable 2014 six months, investment income exceeded interest expense by $8,700. The increase in investment income over interest expense in the 2014 six months was due to a gain on sale of marketable securities.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $2,829,300 at January 31, 2015.

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

In November 2014, the Company entered into a lease agreement with an existing tenant to occupy an additional 5,640 square feet of office space at the Jowein building in Brooklyn, New York. Rent is anticipated to commence in the summer of 2015. The amount of brokerage commissions and construction costs will be approximately $190,000.

In December 2014, a tenant at the Company’s Circleville, Ohio building leased an additional 12,000 square feet of warehouse space.

The Company in January 2015 extended the mortgage with a bank on its Nine Bond Street Brooklyn, New York building for a five year period (See Note 5). The Company borrowed an additional $652,274 with the extension.

In January 2015, the Company leased 3,080 square feet for office space at the Company’s Nine Bond Street Brooklyn, New York building. Rent is anticipated to commence in the spring of 2015. The amount of brokerage commissions and construction costs will be approximately $155,000.

In January 2015, the Company extended a lease with an existing tenant at the Company’s Jowein building in Brooklyn, New York, who occupies 17,364 square feet of office and storage space for an additional seven years until June 30, 2025. The cost of brokerage commissions will be approximately $130,000.

Cash Flows From Operating Activities:

Deferred Charges: The Company incurred expenditures in the amount of $290,945 for brokerage commissions for an office tenant at the Company’s Nine Bond Street building in Brooklyn, New York and two office tenants at the Company’s Jowein building in Brooklyn, New York.

Payroll and Other Accrued Liabilities: The Company incurred additional brokerage commissions in the amount of $290,945 in the six months ended January 31, 2015 which related to two new office tenants and an existing office tenant. The Company also made payments for brokerage commissions in the amount of $211,909, which reduced the balance due to $574,068.

Cash Flows From Investing Activities:

The Company had expenditures of $78,290 for the six months ended January 31, 2015 at its Circleville, Ohio building for new light fixtures. The cost of the project was $78,290 and was completed in December 2014.

The Company had expenditures of $160,900 for the six months ended January 31, 2015, for a new sidewalk at its Jowein building, in Brooklyn, New York. The cost of the project was $160,900 and was completed in November 2014. The Company also had expenditures of $89,822 for an office tenant. The total cost of the renovations were $89,822 and was completed in January 2015.

The Company had expenditures of $189,908 for the six months ended January 31, 2015 for construction costs at its Fishkill, New York building. The cost of the project was $189,908 and was completed in November 2014.

The Company had expenditures of $153,000 in the six months ended January 31, 2015 for a new roof at the Company's Nine Bond Street, Brooklyn, New York building. The cost of the project was $153,000 and was completed in November 2014. The Company also had expenditures of $20,625 for a new office tenant. The total cost of the renovation was $82,500 and was completed in February 2015.

Cash Flows From Financing Activities:

The Company in January 2015 extended the mortgage with a bank on its Nine Bond Street Brooklyn, New York building for a five year period (See Note 5). The Company financed an additional $652,274 with the extension. The Company also incurred expenditures in the amount of $126,887 to refinance this mortgage.

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, our expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

●	changes in the rate of economic growth in the United States;
●	the ability to obtain credit from financial institutions and the related costs;
●	changes in the financial condition of our customers;
●	changes in regulatory environment;
●	lease cancellations;
●	changes in our estimates of costs;
●	war and/or terrorist attacks on facilities where services are or may be provided;
●	outcomes of pending and future litigation;
●	increasing competition by other companies;
●	compliance with our loan covenants;
●	recoverability of claims against our customers and others by us and claims by third parties against us; and
●	changes in estimates used in our critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2015, the Company had fixed-rate debt of $7,000,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A
(10)	Material contracts	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	23
	(31.2) Chief Financial Officer	24
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	25
(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant during the three months ended January 31, 2015.

Items reported:

The Company reported the results of the submission of matters to a vote of security holders. Date of report filed - November 19, 2014.

The Company reported its financial results for the three months ended October 31, 2014. Date of report filed - December 4, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 4, 2015	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	March 4, 2015	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer