Form 10-Q
period 2015-04-30
MAYS J W INC
filed 2015-06-04
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2015

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

Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____    Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No   X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2015
Common Stock, $1 par value	2,015,780 shares

This report contains 25 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets – April 30, 2015 (unaudited)
and July 31, 2014	3
Condensed Consolidated Statements of Operations and Retained Earnings
– Three and nine months ended April 30, 2015 and 2014 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income
– Three and nine months ended April 30, 2015 and 2014 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Nine months ended April 30, 2015 and 2014 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	16 - 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19 - 20

Part II - Other Information:
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	21

Signatures	22

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	23
31.2 - Chief Financial Officer	24

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	25

Part 1 - Financial Information

       Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30	July 31
ASSETS	2015	2014
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5, 6 and 15)	$47,542,393	$47,458,998

Current Assets:
Cash and cash equivalents (Note 4)	3,561,800	1,892,760
Receivables (Note 4)	227,423	311,006
Receivable to temporarily vacate lease (Note 13)	1,250,000	1,250,000
Security deposits	6,774	–
Income taxes refundable	380,298	196,006
Deferred income taxes	1,205,000	1,564,000
Prepaid expenses	831,858	1,383,994
Total current assets	7,463,153	6,597,766

Other Assets:
Deferred charges	4,260,511	3,835,016
Less: accumulated amortization	2,395,496	2,126,926
Net	1,865,015	1,708,090
Receivables (Note 4)	30,000	60,000
Security deposits	1,404,270	1,440,755
Unbilled receivables (Notes 4 and 8)	2,583,463	2,556,743
Marketable securities (Notes 3 and 4)	1,477,072	1,354,213
Total other assets	7,359,820	7,119,801

TOTAL ASSETS	$62,365,366	$61,176,565

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgages payable (Note 5)	$5,825,014	$5,181,335
Note payable - related party (Note 7)	1,000,000	1,000,000
Security deposits payable	769,114	736,103
Deferred revenue (Note 13)	1,312,499	2,187,500
Total long-term debt	8,906,627	9,104,938

Deferred Income Taxes (Note 1)	4,632,000	4,220,000

Current Liabilities:
Accounts payable	78,861	144,250
Payroll and other accrued liabilities	2,076,287	2,174,487
Deferred revenue (Note 13)	1,166,667	1,166,667
Other taxes payable	3,107	6,357
Current portion of long-term debt (Note 5)	149,422	240,000
Current portion of security deposits payable	6,774	10,500
Total current liabilities	3,481,118	3,742,261

TOTAL LIABILITIES	17,019,745	17,067,199

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$144,000 at April 30, 2015 and $107,000 at July 31, 2014	176,120	129,412
Retained earnings	40,932,811	39,743,264
	46,633,473	45,397,218
Less common stock held in treasury, at cost - 162,517
shares at April 30, 2015 and at July 31, 2014 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	45,345,621	44,109,366

Contingencies (Note 14)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,365,366	$61,176,565

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,447,781	$4,268,129	$13,200,371	$12,626,482
Recovery of real estate taxes	–	–	10,625	–
Revenue to temporarily vacate lease (Note 13)	291,667	–	875,001	–
Total revenues	4,739,448	4,268,129	14,085,997	12,626,482

Expenses
Real estate operating expenses	2,588,714	2,435,241	7,383,648	7,088,526
Administrative and general expenses	918,865	1,013,284	3,041,595	3,119,880
Depreciation and amortization (Note 6)	402,260	427,921	1,287,067	1,270,828
Loss on disposition of property and equipment	27,648	–	27,648	4,291
Total expenses	3,937,487	3,876,446	11,739,958	11,483,525

Income from operations before investment income,
interest expense and income taxes	801,961	391,683	2,346,039	1,142,957

Investment income and interest expense:
Investment income (Note 3)	13,525	6,691	46,069	227,080
Interest expense (Notes 5, 7 and 10)	(64,524)	(107,059)	(265,561)	(318,748)
	(50,999)	(100,368)	(219,492)	(91,668)

Income from operations before income taxes	750,962	291,315	2,126,547	1,051,289
Income taxes provided	329,000	73,000	937,000	454,000
Net income	421,962	218,315	1,189,547	597,289

Retained earnings, beginning of period	40,510,849	39,382,915	39,743,264	39,003,941
Retained earnings, end of period	$40,932,811	$39,601,230	$40,932,811	$39,601,230

Income per common share (Note 2)	$.21	$.11	$.59	$.30

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$421,962	$218,315	$1,189,547	$597,289

Unrealized gain on available-for-sale securities:
Unrealized holding gains arising during the period,
net of taxes of $14,000 and $25,000 for the three
months ended April 30, 2015 and 2014, respectively,
and $37,000 and $19,000 for the nine months ended
April 30, 2015 and 2014, respectively	17,369	30,468	46,708	25,449

Reclassification adjustment for net gains included in net
income, net of taxes of ($69,000) for the nine months
ended April 30, 2014 (Note 12)	–	–	–	(86,187)

Unrealized gains on available-for-sale securities,
net of taxes	17,369	30,468	46,708	(60,738)

Comprehensive income	$439,331	$248,783	$1,236,255	$536,551

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine Months Ended
		April 30
		2015	2014
		(Unaudited)	(Unaudited)
	Cash Flows From Operating Activities:
	Net income	$1,189,547	$597,289

	Adjustments to reconcile net income to
	net cash provided by operating activities:
	Depreciation and amortization	1,287,067	1,270,828
	Amortization of deferred charges	268,570	263,172
	Realized (gain) on sale of marketable securities	(6,455)	(182,846)
	Loss on disposition of property and equipment	27,648	4,291
Other assets	- unbilled receivables	(26,720)	(338,056)
	- deferred charges	(425,495)	(289,155)
	Deferred income taxes	734,000	454,000
	Deferred revenue	(875,001)	-
	Changes in:
	Receivables	113,583	(278,694)
	Income taxes refundable	(184,292)	14,066
	Prepaid expenses	552,136	539,455
	Accounts payable	(65,389)	76,804
	Payroll and other accrued liabilities	(98,200)	186,516
	Other taxes payable	(3,250)	6,317
	Cash provided by operating activities	2,487,749	2,323,987

	Cash Flows From Investing Activities:
	Capital expenditures	(1,398,110)	(2,263,171)
	Security deposits	29,711	(301,257)
	Marketable securities:
	Receipts from sales or maturities	344,271	1,247,403
	Payments for purchases	(376,967)	(49,889)
	Cash (used) by investing activities	(1,401,095)	(1,366,914)

	Cash Flows From Financing Activities:
	Increase (decrease) - security deposits	29,285	(75,210)
	Increase - mortgage debt	652,274	–
	Mortgage and other debt payments	(99,173)	(126,283)
	Cash provided (used) by financing activities	582,386	(201,493)

	Increase in cash and cash equivalents	1,669,040	755,580

	Cash and cash equivalents at beginning of period	1,892,760	664,718

	Cash and cash equivalents at end of period	$3,561,800	$1,420,298

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

Recent accounting pronouncements:

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

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the nine months ended April 30, 2015 and April 30, 2014.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the three and nine months ended April 30, 2015 and July 31, 2014.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at April 30, 2015 and July 31, 2014.

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

The following are the Company's financial assets measured on a recurring basis presented at fair value.

Fair value measurements at reporting date using

Description	Total April 30, 2015	Level 1	Level 2	Level 3	Total July 31, 2014	Level 1	Level 2	Level 3
Assets:
Marketable securities -
available-for-sale	$1,477,072	$1,477,072	$–	$–	$1,354,213	$1,354,213	$–	$–

Fair Value of Investments in Entities that Use NAV

The following table summarizes investments measured at fair value based on NAV per share as of April 30, 2015 and July 31, 2014, respectively.

April 30, 2015	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
First Eagle Global CL I	$280,717	n/a	Daily	None
Parnasus Core Equity Investor CL	$297,992	n/a	Daily	None
Columbia Flexible Income CL A	$278,822	n/a	Daily	None

July 31, 2014	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
First Eagle Global CL I	$273,000	n/a	Daily	None
Parnasus Core Equity Investor CL	$277,571	n/a	Daily	None
Transamerica Tactical Income CL A	$269,649	n/a	Daily	None

As of April 30, 2015 and July 31, 2014, the Company's marketable securities were classified as follows:

	April 30, 2015				July 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Noncurrent:
Available-for-sale:
Mutual funds	$716,050	$141,481	$–	$857,531	$691,047	$129,173	$–	$820,220
Equity securities	440,902	178,639	–	619,541	426,754	107,239	–	533,993
	$1,156,952	$320,120	$–	$1,477,072	$1,117,801	$236,412	$–	$1,354,213

Investment income consists of the following:

	Three Months Ended April 30		Nine Months Ended April 30
	2015	2014	2015	2014
Gain on sale of marketable securities	$6,069	$–	$6,455	$182,846
Interest income	860	529	2,147	1,825
Dividend income	6,596	6,162	37,467	42,409
Total	$13,525	$6,691	$46,069	$227,080

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from forty-nine tenants, of which one tenant accounted for 17.17% and another tenant accounted for 14.00% of rental income during the nine months ended April 30, 2015. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at April 30, 2015 and July 31, 2014 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgages:
			April 30, 2015		July 31, 2014
	Current Annual Interest Rate	Final Payment Date	Due Within One Year	Due After One Year	Due Within One Year	Due After One Year
Fishkill, New York property	6.98%	2/18/15	$–	$–	$68,112	$1,470,463
Bond St. building, Brooklyn, NY	6.98%	2/18/15	–	–	171,888	3,710,872
Bond St. building, Brooklyn, NY	3.54%	2/01/20	149,422	5,825,014	–	–
Total			$149,422	$5,825,014	$240,000	$5,181,335

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

6.	Property and Equipment – at cost:

	April 30 2015	July 31 2014
Property:
Buildings and improvements	$75,797,083	$74,547,177
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	103,064	–
	83,445,964	82,092,994
Less accumulated depreciation	36,008,751	34,773,376
Property - net	47,437,213	47,319,618

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	238,906	238,906
	383,451	383,451
Less accumulated depreciation	278,271	244,071
Fixtures and equipment and other - net	105,180	139,380

Property and equipment - net	$47,542,393	$47,458,998

Construction in progress includes:

	April 30 2015	July 31 2014
Building improvements at 9 Bond Street in Brooklyn, NY	$82,635	$–
Building improvements at Jowein building in Brooklyn, NY	20,429	–
	$103,064	$–

7.	Note Payable - Related Party:

On December 15, 2004, the Company borrowed $1,000,000 on an unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The former director passed away in November 2012 and the note is currently an asset of the estate of the former director. The loan has been repeatedly renewed to its current maturity date of December 15, 2016. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payment of interest is $12,500. The interest paid was $37,500 for the nine months ended April 30, 2015 and 2014, respectively.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $70,811 and $281,306 for the three and nine months ended April 30, 2015, respectively, and $105,773 and $297,143 as contributions to the Plan for the three and nine months ended April 30, 2014, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $10,853 and $34,761 for the three and nine months ended April 30, 2015, respectively, and $11,271 and $32,824 for the three and nine months ended April 30, 2014, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Supplemental disclosure:	Nine Months Ended
	April 30
	2015	2014
Interest paid, net of capitalized interest of $6,367 (2015)
and $11,100 (2014)	$280,522	$326,817
Income taxes paid (refunded)	$387,163	$(14,417)

Non-cash investing and financing activities:
Refinancing of mortgage payable	$5,347,726	$–

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gains on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three and nine months ended April 30, 2015 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$158,751	$92,427	$129,412	$183,633

Other comprehensive income, net of tax effect:
Unrealized gains on available-for-sale
securities	31,369	55,468	83,708	44,449
Tax effect	(14,000)	(25,000)	(37,000)	(19,000)
Unrealized gains on available-for-sale
securities, net of tax effect	17,369	30,468	46,708	25,449

Amounts reclassified from accumulated other
comprehensive income, net of tax effect:
Unrealized (losses) on available-for-sale
securities reclassified	-	-	-	(155,187)
Tax effect	-	-	-	69,000
Amount reclassified, net of tax effect	-	-	-	(86,187)

Ending balance, net of tax effect	$176,120	$122,895	$176,120	$122,895

A summary of the line items in the Condensed Consolidated Statement of Operations and Retained Earnings affected by the amounts reclassified from accumulated other comprehensive income is as follows:

Details about accumulated other	Affected line item in the statement
comprehensive income components	where net income is presented
----------------------------------------------------	---------------------------------------------
Other comprehensive income reclassified	Investment income
Tax effect	Income taxes provided

13.	Lease Modification Agreement:

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

The deferred revenue is being amortized at approximately $97,000 per month. Revenue recognized for the three and nine months ended April 30, 2015, is $291,667 and $875,001, respectively. Amortization is expected to be $1,166,667 annually.

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

Because of defective workmanship and breach of contract, the Company commenced litigation against a contractor to pay damages and return in full $376,467 of a deposit paid when work commenced to replace a roof on the Fishkill, New York building. As of April 30, 2015, this deposit is included in other assets on the Condensed Consolidated Balance Sheet in security deposits. Based on limited information available at this time, the Company cannot predict the outcome of this matter and expects to vigorously pursue this contractor until the deposit is returned and damages are paid.

15.	Subsequent Event:

In May 2015, the Company entered into a 20 year lease agreement with a new tenant (cancellation clause after the 10th year) to occupy 17,425 square feet of office space at the Jowein building in Brooklyn, New York. Rent is anticipated to commence in the spring of 2016 and will be approximately $550,000 annually. The amount of brokerage commissions and construction costs will be approximately $500,000 and $2,000,000, respectively. The construction is presently expected to be completed in early 2016.

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

Results of Operations:

Three months ended April 30, 2015 Compared to the three months ended April 30, 2014:

In the three months ended April 30, 2015, the Company reported net income of $421,962, or $.21 per share. In the comparable three months ended April 30, 2014, the Company reported net income of $218,315, or $.11 per share.

Revenues in the current three months increased to $4,739,448 from $4,268,129 in the comparable 2014 three months primarily due to revenue from an agreement to temporarily vacate a lease, one new office tenant at the Nine Bond Street building in Brooklyn, New York, two new retail tenants at the Jamaica, New York building at higher rents and a new tenant at the Company’s Fishkill, New York building.

Real estate operating expenses in the current three months increased to $2,588,714 from $2,435,241 in the comparable 2014 three months primarily due to increases in real estate taxes, maintenance costs and utility costs.

Administrative and general expenses in the current three months decreased to $918,865 from $1,013,284 in the comparable 2014 three months primarily due to decreases in legal and professional costs and pension costs.

Depreciation and amortization expense in the current three months decreased to $402,260 from $427,921 in the comparable 2014 three months primarily due to expiring deprecation on the Fishkill, New York building.

There was a $27,648 loss on disposition of property and equipment in the three months ended April 30, 2015 versus no loss in the comparable period in 2014.

Interest expense exceeded investment income in the current three months by $50,999 and by $100,368 in the comparable 2014 three months. The decrease was due to scheduled repayments of debt and a lower interest expense due to a lower interest rate on the refinanced mortgage with a bank.

Nine months ended April 30, 2015 Compared to the nine months ended April 30, 2014:

In the nine months ended April 30, 2015, the Company reported net income of $1,189,547, or $.59 per share. In the comparable nine months ended April 30, 2014, the Company reported a net income of $597,289, or $.30 per share.

Revenues in the current nine months increased to $14,085,997 from $12,626,482 in the comparable 2014 nine months primarily due to revenue from an agreement to temporarily vacate a lease, one new office tenant at the Nine Bond Street building in Brooklyn, New York, two new retail tenants at the Jamaica, New York building at higher rents and a new tenant at the Company’s Fishkill, New York building.

Real estate operating expenses in the current nine months increased to $7,383,648 from $7,088,526 in the comparable 2014 nine months primarily due to increases in real estate taxes, maintenance costs and license and permits costs.

Administrative and general expenses in the current nine months decreased to $3,041,595 from $3,119,880 in the comparable 2014 nine months primarily due to decreases in legal and professional costs and pension costs, partially offset by increases in payroll costs.

Depreciation and amortization expense in the current nine months increased to $1,287,067 from $1,270,828 in the comparable 2014 nine months primarily due to improvements to the Brooklyn, New York building.

There was a $27,648 loss on disposition of property and equipment in the nine months ended April 30, 2014 versus a loss of $4,291 in the comparable period in 2014.

Interest expense exceeded investment income in the current nine months by $219,492 and by $91,668 in the comparable 2014 nine months. The increase was due to a gain on sale of marketable securities in the 2014 nine months offset by scheduled repayments of debt and a lower interest expense due to a lower rate on the refinanced mortgage with a bank.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $3,561,800 at April 30, 2015.

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

In January 2015, the Company leased 3,080 square feet for office space at the Company’s Nine Bond Street Brooklyn, New York building. Rent commenced in May 2015. The amount of brokerage commissions and construction costs was $157,951.

In January 2015, the Company extended a lease with an existing tenant at the Company’s Jowein building in Brooklyn, New York, who occupies 17,364 square feet of office and storage space for an additional seven years until June 30, 2025. The cost of brokerage commissions was $125,839.

In May 2015, a tenant at the Company’s Circleville, Ohio building signed a modification of lease agreement expanding the leased premises from 60,000 square feet to 72,000 square feet.

In May 2015, the Company entered into a 20 year lease agreement with a new tenant (cancellation clause after the 10th year) to occupy 17,425 square feet of office space at the Jowein building in Brooklyn, New York. Rent is anticipated to commence in the spring of 2016 and will be approximately $550,000 annually. The amount of brokerage commissions and construction costs will be approximately $500,000 and $2,000,000, respectively. The construction is presently expected to be completed in early 2016.

Cash Flows From Operating Activities:

Deferred Charges: The Company incurred expenditures in the amount of $290,945 for brokerage commissions for an office tenant at the Company’s Nine Bond Street building in Brooklyn, New York and two office tenants at the Company’s Jowein building in Brooklyn, New York.

Payroll and Other Accrued Liabilities: The Company incurred additional brokerage commissions in the amount of $290,945 in the nine months ended April 30, 2015 which related to two new office tenants and an existing office tenant. The Company also made payments for brokerage commissions in the amount of $325,082, which reduced the balance due to $252,215.

Cash Flows From Investing Activities:

The Company had expenditures of $78,290 for the nine months ended April 30, 2015 at its Circleville, Ohio building for new light fixtures. The cost of the project was $78,290 and was completed in December 2014.

The Company had expenditures of $160,900 for the nine months ended April 30, 2015, for a new sidewalk at its Jowein building, in Brooklyn, New York. The cost of the project was $160,900 and was completed in November 2014. The Company also had expenditures of $89,822 for an office tenant. The total cost of the renovations were $89,822 and was completed in January 2015.

The Company had expenditures of $189,908 for the nine months ended April 30, 2015 for construction costs at its Fishkill, New York building. The cost of the project was $189,908 and was completed in November 2014.

The Company had expenditures of $153,000 in the nine months ended April 30, 2015 for a new roof at the Company's Nine Bond Street, Brooklyn, New York building. The cost of the project was $153,000 and was completed in November 2014. The Company also had expenditures of $90,154 for a new office tenant. The total cost of the renovation was $90,154 and was completed in February 2015. The Company also had expenditures of $54,000 for an additional roof. The total cost of the roof was $162,000 and was completed in May 2015.

The Company had expenditures of $248,017 in the nine months ended April 30, 2015 for renovations for two existing office tenants at the Company’s Jamaica, New York building. The cost of the projects were $248,017 and were completed in March 2015.

Cash Flows From Financing Activities:

The Company in January 2015 extended the mortgage with a bank on its Nine Bond Street Brooklyn, New York building for a five year period (See Note 5). The Company financed an additional $652,274 with the extension. The Company also incurred expenditures in the amount of $114,387 to refinance this mortgage.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2015, the Company had fixed-rate debt of $6,974,436.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A
(10)	Material contracts	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	23
	(31.2) Chief Financial Officer	24
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	25
(95)	Mine safety disclosure	N/A
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant during the three months ended April 30, 2015.

Items reported:

The Company reported its financial results for the three and six months ended January 31, 2015. Date of report filed - March 5, 2015.

The Company reported the results of the submission of matters to a vote of security holders. Date of report filed - March 25, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 3, 2015	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	June 3, 2015	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer