Form 10-K
period 2015-07-31
MAYS J W INC
filed 2015-10-08
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________

FORM 10-K
__________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: July 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $20,945,562 as of January 31, 2015 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of September 4, 2015 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
in which the Document
Document	is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2015	Parts I and II
Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2015

PART I

ITEM 1. BUSINESS.

J.W. Mays, Inc. (the “Company” or “Registrant”) with executive offices at 9 Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 “Properties”. The Company’s business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

The Company has 29 employees and has a contract, expiring November 30, 2016, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 24% of its employees. The Company considers that its labor relations with its employees and union are good.

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

Risks Related to Our Business

We are a part of the communities in which we do business. Accordingly, like other businesses in our communities, we are subject to the following risks:

●	the continued threat of terrorism;
●	economic downturns, both on a national and on local scales;
●	loss of key personnel;
●	the availability, if needed, of additional financing;
●	the continued availability of insurance (in different types of policies) at reasonably acceptable rates;
●	the general burdens of governmental regulation, at the Local, State and Federal levels;
●	climate change; and
●	cyber security.

Risks Related to Real Estate Operations

Our investment in property development may be limited by increasing costs required to “fit up” property to be leased to tenants. Also, as the cost of fitting up properties increases, we may be required to wait and forsake opportunities that would be revenue producing until such time that we obtain the necessary financing of such ventures. This risk may be mitigated by our obtaining lines of credit and other financing vehicles, although such have significant limitations on the amounts that may be borrowed at any point in time.

We also may be subject to environmental liability as an owner or operator of properties. Many of our properties are old and when we need to fit up a property for a new tenant, we may find materials and the like that could be deemed to contain hazardous elements requiring remediation or encapsulation.

We try to lease our properties to tenants with adequate finances, but as a result of the economic downturn, even formerly financially strong tenants may be at risk. The Company is trying to mitigate the latter by leasing our properties to multiple tenants where applicable in order to diversify the tenant base.

Risks Related to our Investments

Excess cash and cash equivalents may be invested from time to time. We seek to earn rates of return that will help us finance our business operations. These investments may be subject to significant uncertainties and may not be successful for many reasons, including, but not limited to the following:

●	fluctuations in interest rates;
●	worsening of general economic and market conditions; and
●	adverse legal, financial and regulatory developments that may affect a particular business.

Risk Factors Summary

These are some of the “Risk Factors” that could affect the Company’s business. The Company endeavors to take actions and do business in a way that reduces these “Risk Factors” or, at least, takes them into account when conducting its business. Nevertheless, some of these “Risk Factors” cannot be avoided so that the Company must also take actions and do business that negates the adverse effects that these may have on the Company.

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

 Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2015 Annual Report to Shareholders, incorporated herein by reference. The property owned which is held subject to mortgage is the Brooklyn Fulton Street at Bond Street building.

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

The property is currently leased to twenty-two tenants of which ten are retail tenants, two are fast food restaurants and ten occupy office space. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (33.42%) and the other tenant occupies office space (15.06%).

In January 2015, the Company leased 3,080 square feet for office space at the Company’s Nine Bond Street Brooklyn, New York building. Rent commenced in May 2015. The amount of brokerage commissions and constructions costs was $157,951.

In June 2015, an office tenant who occupies 13,451 square feet extended their lease for an additional five years until July 2021.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2011	69.68%	7/31/2016	5	29,136	$982,406	5.540
7/31/2012	72.28%	7/31/2018	2	3,363	88,859.501
7/31/2013	74.73%	7/31/2019	2	57,909	936,104	5.279
7/31/2014	76.21%	7/31/2021	6	160,363	4,402,838	24.829
7/31/2015	77.08%	7/31/2022	1	2,000	103,205.582
		7/31/2023	1	2,160	69,000.389
		7/31/2024	1	1,140	64,154.362
		7/31/2025	1	3,080	27,125.153
		7/31/2026	1	7,401	446,004	2.515
		7/31/2032	2	28,218	915,244	5.161
			22	294,770	$8,034,939	45.311

As of July 31, 2015 the federal tax basis is $20,198,771 with accumulated depreciation of $10,316,881 for a net carrying value of $9,881,890. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $1,559,113 per year and the rate used is averaged at $11.642 per $100 of assessed valuation.

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to thirteen tenants of which two are retail stores, one is a fast food restaurant, one is for warehouse and nine leases are for office space.

In November 2014, the Company entered into a lease agreement with an existing tenant to occupy an additional 5,640 square feet of office space at the Jowein building in Brooklyn, New York. Occupancy and rent is anticipated to commence in October 2015 and December 2015, respectively. The amount of brokerage commissions and construction costs was $187,704.

In January 2015, the Company extended a lease with an existing tenant at the Company’s Jowein building in Brooklyn, New York, who occupies 17,364 square feet of office and storage space for an additional seven years until June 30, 2025. The cost of brokerage commissions was $125,839.

In May 2015, the Company entered into a 20 year lease agreement with a new tenant (cancellation clause after the 10th year) to occupy 17,425 square feet of office space at the Jowein building in Brooklyn, New York. Rent is anticipated to commence in the summer of 2016 and will be approximately $550,000 annually. The amount of brokerage commissions and construction costs will be approximately $500,000 and $2,000,000, respectively. The construction is presently expected to be completed in the spring of 2016.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2011	76.02%	7/31/2016	4	14,265	$345,745	1.950
7/31/2012	76.38%	7/31/2017	1	5,500	128,517.725
7/31/2013	61.45%	7/31/2019	3	73,288	1,894,217	10.682
7/31/2014	70.49%	7/31/2021	1	8,500	28,972.163
7/31/2015	68.83%	7/31/2025	1	17,364	344,704	1.944
		7/31/2026	1	5,640	—	.000
		7/31/2036	1	17,425	—	.000
		7/31/2059	1	19,437	114,984.648
			13	161,419	$2,857,139	16.112

As of July 31, 2015 the federal tax basis is $7,308,175 with accumulated depreciation of $3,600,389 for a net carrying value of $3,707,786. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $568,630 per year and the rate used is averaged at $11.420 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

The building is owned and the land is leased from an affiliated company. The lease expires July 31, 2027. The property is currently leased to ten tenants: five are retail tenants and five for office space. Four tenants each occupy in excess of 10% of the rentable square footage: two retail stores occupy 15.86% and 17.68%, respectively; and two office tenants occupy 14.23% and 12.83%, respectively. Approximately 23,000 square feet of the building is available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

The Company renewed a lease with an office tenant who occupies 6,021 square feet for an additional ten year period expiring on December 31, 2025.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2011	81.14%	7/31/2017	4	72,297	$1,498,939	8.453
7/31/2012	81.14%	7/31/2019	2	40,109	899,167	5.071
7/31/2013	80.30%	7/31/2020	1	42,250	1,096,025	6.181
7/31/2014	75.41%	7/31/2024	1	25,954	407,724	2.299
7/31/2015	80.50%	7/31/2026	1	6,021	147,158.830
		7/31/2029	1	52,444	839,438	4.734
			10	239,075	$4,888,451	27.568

As of July 31, 2015 the federal tax basis is $12,918,164 with accumulated depreciation of $7,885,878 for a net carrying value of $5,032,286. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $375,979 per year and the rate used is averaged at $11.808 per $100 of assessed valuation.

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2011	—	7/31/2019	1	99,992	$253,000	1.427
7/31/2012	—
7/31/2013	—
7/31/2014	29.62%
7/31/2015	47.39%

As of July 31, 2015 the federal tax basis is $10,779,753 with accumulated depreciation of $8,950,486 for a net carrying value of $1,829,267. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $155,889 per year and the rate used is averaged at $3.12 per $100 of assessed valuation.

5.	Levittown, New York—Hempstead Turnpike

The Company owns the entire property. In October 2006, the Company entered into a lease agreement with a restaurant. The restaurant constructed a new 10,000 square foot building, which opened in May 2008. Ownership of the building reverts to the Company at the conclusion of the leasing arrangement, currently August 16, 2017.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2011	100.00%	7/31/2018	Building	10,000	$397,943	2.244
7/31/2012	100.00%		Land	75,800
7/31/2013	100.00%		1	85,800
7/31/2014	100.00%
7/31/2015	100.00%

The real estate taxes for this property are $169,803 per year and the rate used is averaged at $911.06 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2011	85.01%	7/31/2030	1	113,400	$737,036	4.156
7/31/2012	89.38%
7/31/2013	100.00%
7/31/2014	98.75%
7/31/2015	85.01%

The real estate taxes for this property are $242,416 per year and the rate used is averaged at $782.42 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

The Company owns the entire property. The property is currently leased to two tenants. The tenants use these premises for warehouse and distribution facilities. One tenant’s lease agreement was executed for a five year period, with a right to cancel after three years, for 75,000 square feet to November 11, 2010 at which time the tenant occupied the premises on a month to month basis for 30,000 square feet. In October 2013, the tenant signed a lease agreement for a five year period to occupy 48,000 square feet and in May 2015 signed a modification of lease to occupy 72,000 square feet. The other tenant’s lease agreement was executed in May 2015, for a five-year period effective June 1, 2015, and allows the tenant to have permanent space of 108,000 square feet and revolving space of up to 12,000 square feet.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2011	66.11%	7/31/2019	1	72,000	$150,763.850
7/31/2012	77.75%	7/31/2020	1	120,000	277,508	1.565
7/31/2013	72.41%		2	192,000	428,271	2.415
7/31/2014	78.36%
7/31/2015	91.54%

As of July 31, 2015 the federal tax basis is $4,466,746 with accumulated depreciation of $3,053,280 for a net carrying value of $1,413,466. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $31,764 per year and the rate used is averaged at $4.51 per $100 of assessed valuation.

8.	Brooklyn, New York—Livingston Street

The City of New York through its Economic Development Administration constructed a municipal garage at Livingston Street opposite the Company’s Brooklyn properties. The Company has a long-term lease with the City of New York and another landlord which expired in 2013. The lease has two renewal options, the last of which expires in 2073. The Company exercised one of the renewal options in July 2012 for an additional thirty year period, expiring in 2043, under which:

	(1)	Such garage provided truck bays and passage facilities through a tunnel, both for the exclusive use of the Company, to the structure referred to in (2) below. The truck bays, passage facilities and tunnel, totaling approximately 17,000 square feet, are included in the lease from the City of New York and another landlord referred to in the preceding paragraph.

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

As consideration under the Amendment, Bond agreed to pay the Company a total of $3,500,000. Upon execution of the Amendment, the Company recorded $3,500,000 to deferred revenue to be amortized to revenue to temporally vacate the premises over the expected vacate period of 36 months. Bond tendered $2,250,000 simultaneously with the execution of the Amendment, and the balance due of $1,250,000 on June 16, 2015 has been received by the Company.

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

See Note 10 to the Consolidated Financial Statements contained in the 2015 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

Because of defective workmanship and breach of contract, the Company commenced litigation against a contractor to pay damages and return in full $376,467 of a deposit paid when work commenced to replace a roof on the Fishkill, New York building. As of July 31, 2015, this deposit is included in other assets on the consolidated balance sheet in security deposits. Based on limited information available at this time, the Company cannot predict the outcome of this matter and expects to vigorously pursue this contractor until the deposit is returned and damages are paid.

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

The following is the sales price range per share of J. W. Mays, Inc. common stock during the fiscal years ended July 31, 2015 and 2014:

	Sales Price
Three Months Ended	High	Low
October 31, 2014	$64.25	$46.00
January 31, 2015	54.65	47.00
April 30, 2015	55.00	47.00
July 31, 2015	57.00	47.13

October 31, 2013	$28.00	$25.00
January 31, 2014	38.06	25.50
April 30, 2014	53.00	38.06
July 31, 2014	67.14	45.00

The quotations were obtained for the respective periods from the National Association of Securities Dealers, Inc. There were no dividends declared in either of the two fiscal years.

On September 4, 2015, the Company had approximately 1,350 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2015 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the year ended July 31, 2015 we did not repurchase any of our outstanding equity securities.

PERFORMANCE GRAPH

The following graph sets forth a five-year comparison of cumulative total shareholder return for the Company, the Standard & Poor’s 500 Stock-Index (“S&P 500”), and a Peer Group. The graph assumes the investment of $100 at the close of trading July 31, 2010 in the common stock of the Company, the S&P 500 and the Peer Group, and the reinvestment of all dividends, although the Company did not pay a dividend during this five-year period.

Comparison of Five-Year Cumulative Total Return*
J. W. MAYS, INC., Standard & Poor’s 500 and Peer Group
(Performance Results Through 7/31/15)

	7/31/2010	7/31/2011	7/31/2012	7/31/2013	7/31/2014	7/31/2015
J. W. MAYS, INC.	100.00	107.49	125.41	173.62	391.40	345.60
Standard & Poor’s 500	100.00	119.65	130.58	165.75	193.83	215.56
Peer Group	100.00	116.39	106.84	112.02	142.89	55.83
____________________

Assumes $100 invested at the close of trading 7/31/10 in J. W. MAYS, INC. common stock, Standard & Poor’s 500 and Peer Group.

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

ITEM 6. SELECTED FINANCIAL DATA.

The information appearing under the heading “Summary of Selected Financial Data” on page 2 of the Registrant’s 2015 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Registrant’s 2015 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2015, the Company had fixed-rate debt of $6,937,288.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 8, 2015, appearing on pages 4 through 21 of the Registrant’s 2015 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, and 7 hereof, the 2015 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2015, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2015, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

Reports on Form 8-K - One report on Form 8-K was filed by the Company during the three months ended July 31, 2015.

Item reported - The Company reported its financial results for the three and nine months ended April 30, 2015.

Date of report filed - June 4, 2015

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed August 1, 2014).

First Became
		Business Experience During	Such Officer
Name	Age	the Past Five Years	or Director
Lloyd J. Shulman	73	President	November, 1978
Co-Chairman of the Board
		and President	June, 1995
Chairman of the Board
		and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	61	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	64	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	65	Vice President	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

ITEM 11. COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Compensation”, “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees paid by the Company (on a cash basis) to its independent registered public accounting firm, D’Arcangelo & Co., LLP, for the fiscal years 2015 and 2014.

	Fiscal Year	Fiscal Year
	2015	2014
Audit Fees	$136,006	$145,284
Tax Fees and Other Fees	80,590	58,844
Total	$216,596	$204,128

Audit Fees for fiscal year 2015 and fiscal year 2014 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

Tax Fees and Other Fees for fiscal year 2015 and fiscal year 2014 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 8, 2015, set forth on pages 4 through 21 of the Company’s 2015 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules.

3.	Exhibits:

	(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

	(3)	Articles of incorporation and by-laws:

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

J.W. MAYS, INC.
(Registrant)

October 8, 2015	By:	LLOYD J. SHULMAN
LLOYD J. SHULMAN
Chairman of the Board
Principal Executive Officer
President
Principal Operating Officer

October 8, 2015	By:	MARK S. GREENBLATT
MARK S. GREENBLATT
Vice President and Treasurer
Principal Financial Officer

October 8, 2015	By:	WARD N. LYKE, JR.
WARD N. LYKE, JR.
Vice President
and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 8, 2015
LLOYD J. SHULMAN	Officer, President, Chief Operating
Officer and Director

MARK S. GREENBLATT	Vice President, Treasurer and Director	October 8, 2015
MARK S. GREENBLATT

ROBERT L. ECKER	Director	October 8, 2015
ROBERT L. ECKER

DEAN L. RYDER	Director	October 8, 2015
DEAN L. RYDER

JACK SCHWARTZ	Director	October 8, 2015
JACK SCHWARTZ

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2015, which are incorporated herein by reference:

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
__________________

SCHEDULE II

J.W. MAYS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2015	2014	2013
Allowance for net unrealized gains (losses) on marketable securities:
Balance, beginning of year	$236,412	$333,633	$243,477
Additions (deletions)	60,620	(97,221)	90,156
Balance, end of year	$297,032	$236,412	$333,633

SCHEDULE III

J.W. MAYS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
July 31, 2015

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I
				Cost Capitalized								Life on Which
				Subsequent to		Gross Amount at Which Carried						Depreciation in
		Initial Cost to Company		Acquisition		At Close of Period						Latest Income
	Encum-		Building &		Carried		Building &		Accumulated	Date of	Date	Statement is
Description	brances	Land	Improvements	Improvements	Cost	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
Office and Rental Buildings
Brooklyn, New York
Fulton Street at Bond Street	$5,937,288	$3,901,349	$7,403,468	$21,587,666	$—	$3,901,349	$28,991,134	$32,892,483	$10,927,029	Various	Various	(1) (2)
Jamaica, New York
Jamaica Avenue at 169th Street	—	—	3,215,699	16,102,736	—	—	19,318,435	19,318,435	9,787,442	1959	1959	(1) (2)
Fishkill, New York
Route 9 at Interstate Highway 84	—	594,723	7,212,116	4,597,796	—	594,723	11,809,912	12,404,635	8,695,724	10/74	11/72	(1)
Brooklyn, New York
Jowein Building Fulton Street
and Elm Place	—	1,324,957	728,327	13,091,986	—	1,324,957	13,820,313	15,145,270	4,534,295	1915	1950	(1) (2)
Levittown, New York Hempstead
Turnpike	—	125,927	—	—	—	125,927	—	125,927	—	4/69	6/62	(1)
Circleville, Ohio
Tarlton Road	—	120,849	4,388,456	78,290	—	120,849	4,466,746	4,587,595	2,469,485	9/92	12/92	(1)
Total(A)	$5,937,288	$6,067,805	$22,948,066	$55,458,474	$—	$6,067,805	$78,406,540	$84,474,345	$36,413,975
____________________

(1)	Building and improvements	18–40 years
(2)	Improvements to leased property	3–40 years

(A)	Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $380,167 and Accumulated Depreciation thereon of $249,145 at July 31, 2015.

	Year Ended July 31,
	2015	2014	2013
Investment in Real Estate
Balance at Beginning of Year	$82,092,994	$78,547,467	$75,779,002
Improvements	2,426,491	3,545,527	3,204,356
Retirements	(45,140)	—	(435,891)
Balance at End of Year	$84,474,345	$82,092,994	$78,547,467
Accumulated Depreciation
Balance at Beginning of Year	$34,773,376	$33,097,163	$31,620,831
Additions Charged to Costs and Expenses	1,658,091	1,676,213	1,596,202
Retirements	(17,492)	—	(119,870)
Balance at End of Year	$36,413,975	$34,773,376	$33,097,163

EXHIBIT INDEX TO FORM 10-K

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable

(3)	(i)	Certificate of incorporation—incorporated by reference

	(ii)	By-laws—incorporated by reference

	(iii)	Amendment to By-laws, effective November 1, 1999 - incorporated by reference

	(iv)	Amendment to By-Laws, effective November 20, 2007 - incorporated by reference

(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above

(9)	Voting trust agreement—not applicable

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