Form 10-Q
period 2015-10-31
MAYS J W INC
filed 2015-12-03
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2015

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
Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____    Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No   X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at December 2, 2015
Common Stock, $1 par value	2,015,780 shares

This report contains 24 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets – October 31, 2015 (unaudited)
and July 31, 2015	3
Condensed Consolidated Statements of Operations and Retained Earnings
– Three months ended October 31, 2015 and 2014 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income
– Three months ended October 31, 2015 and 2014 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Three months ended October 31, 2015 and 2014 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	16 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18 - 19

Part II - Other Information:
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits and Reports on Form 8-K	19 - 20

Signatures	21

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	22
31.2 - Chief Financial Officer	23

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	24

Part 1 - Financial Information
       Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31	July 31
ASSETS	2015	2015
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$48,605,989	$48,191,392

Current Assets:
Cash and cash equivalents (Note 4)	4,507,248	4,085,704
Receivables (Note 4)	537,456	638,643
Income taxes refundable	869,919	695,265
Deferred income taxes	3,457,000	3,531,000
Security deposits	115,249	83,012
Prepaid expenses	899,579	1,477,996
Total current assets	10,386,451	10,511,620

Other Assets:
Deferred charges	3,859,594	3,859,594
Less: accumulated amortization	1,646,784	1,560,205
Net	2,212,810	2,299,389
Receivables (Note 4)	–	30,000
Security deposits	1,300,394	1,328,952
Unbilled receivables (Notes 4 and 8)	2,518,310	2,613,246
Marketable securities (Notes 3 and 4)	1,440,641	1,461,504
Total other assets	7,472,155	7,733,091

TOTAL ASSETS	$66,464,595	$66,436,103

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgages payable (Note 5)	$5,748,263	$5,786,525
Note payable - related party (Note 7)	1,000,000	1,000,000
Security deposits payable	662,918	693,576
Payroll and other accrued liabilities	121,223	121,223
Deferred revenue (Note 13)	729,166	1,020,833
Total long-term debt	8,261,570	8,622,157

Deferred Income Taxes (Note 1)	7,540,000	7,386,000

Current Liabilities:
Accounts payable	69,268	39,759
Payroll and other accrued liabilities	2,389,808	2,597,104
Deferred revenue (Note 13)	1,166,667	1,166,667
Other taxes payable	3,263	5,972
Current portion of long-term debt (Note 5)	152,130	150,763
Current portion of security deposits payable	115,249	83,012
Total current liabilities	3,896,385	4,043,277

TOTAL LIABILITIES	19,697,955	20,051,434

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$90,000 at October 31, 2015 and $101,000 at July 31, 2015	176,629	196,033
Retained earnings	42,353,321	41,951,946
	48,054,492	47,672,521
Less common stock held in treasury, at cost - 162,517
shares at October 31, 2015 and at July 31, 2015 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	46,766,640	46,384,669

Contingencies (Note 14)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$66,464,595	$66,436,103

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended
	October 31
	2015	2014
	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,277,394	$4,340,357
Recovery of real estate taxes	–	10,625
Revenue to temporarily vacate lease (Note 13)	291,667	291,667
Total revenues	4,569,061	4,642,649

Expenses
Real estate operating expenses	2,408,599	2,324,198
Administrative and general expenses	1,055,982	983,293
Depreciation and amortization (Note 6)	406,750	440,985
Total expenses	3,871,331	3,748,476

Income from operations before investment income,
interest expense and income taxes	697,730	894,173

Investment income and interest expense:
Investment income (Note 3)	7,222	6,191
Interest expense (Notes 5, 7 and 10)	(64,577)	(108,692)
	(57,355)	(102,501)

Income from operations before income taxes	640,375	791,672
Income taxes provided	239,000	353,000
Net income	401,375	438,672

Retained earnings, beginning of period	41,951,946	39,743,264
Retained earnings, end of period	$42,353,321	$40,181,936

Income per common share (Note 2)	$.20	$.22

Dividends per share	$–	$–

Average common shares outstanding	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 31
	2015	2014
	(Unaudited)	(Unaudited)
Net income	$401,375	$438,672

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes (benefit) of $(11,000) and $33,000 for the three
months ended October 31, 2015 and 2014, respectively.	(19,404)	42,162

Comprehensive income	$381,971	$480,834

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$401,375	$438,672

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	406,750	440,985
Amortization of deferred charges	86,579	86,100
Realized (gain) on sale of marketable securities	–	(386)
Other assets - unbilled receivables	94,936	(8,907)
Deferred income taxes	239,000	105,000
Deferred revenue	(291,667)	(291,667)
Changes in:
Receivables	131,187	(100,863)
Income taxes refundable	(174,654)	196,006
Prepaid expenses	578,417	512,096
Accounts payable	29,509	(30,031)
Payroll and other accrued liabilities	(207,296)	(107,765)
Income taxes payable	–	10,068
Other taxes payable	(2,709)	(3,757)
Cash provided by operating activities	1 ,291,427	1,245,551

Cash Flows From Investing Activities:
Capital expenditures	(821,347)	(404,643)
Security deposits	(3,679)	(2,655)
Marketable securities:
Receipts from sales or maturities	–	270,974
Payments for purchases	(9,541)	(273,307)
Cash (used) by investing activities	(834,567)	(409,631)

Cash Flows From Financing Activities:
Increase - security deposits	1,579	1,649
Mortgage and other debt payments	(36,895)	(43,695)
Cash (used) by financing activities	(35,316)	(42,046)

Increase in cash and cash equivalents	421,544	793,874

Cash and cash equivalents at beginning of period	4 ,085,704	1,892,760

Cash and cash equivalents at end of period	$4 ,507,248	$2,686,634

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2015 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2015. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2016.

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

On September 13, 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final income tax regulations on the deduction and capitalization of expenditures related to tangible property (“tangible property regulations”). The tangible property regulations clarify and expand sections 162(a) and 263(a) of the Internal Revenue Code (“IRC”), which relate to amounts paid to acquire, produce, or improve tangible property. Additionally, the tangible property regulations provide final guidance under IRC section 167 regarding accounting for and retirement of depreciable property and regulations under IRC section 168 relating to the accounting for property under the Modified Accelerated Cost Recovery System. The tangible property regulations affect all taxpayers that acquire, produce, or improve tangible property, and generally apply to taxable years beginning on or after January 1, 2014. The Company implemented the tangible property regulations as of August 1, 2014.

For the year ended July 31, 2015, after implementing the tangible property regulations, the Company incurred a federal net operating loss of approximately $8,191,403. The Company was able to carryback approximately $1,582,003, generating a federal income tax refund receivable of $537,881. The remainder of the federal net operating loss approximating $6,609,000 will be available to offset future taxable income. In addition, as of July 31, 2015 the Company had state and city net operating loss carryforwards of approximately $9,000,000 available to offset future state and city taxable income. The net operating loss carryforwards will expire, if not used, in 2035.

New York State and New York City taxes for years through July 31, 2015 are calculated using the higher of taxes based on income or the respective capital-based franchise taxes. In April 2014, the New York State governor signed into law legislation overhauling the New York State franchise tax on corporations. The changes in the law will be effective for the Company’s year ending July 31, 2016. The state capital-based tax will be phased out over a 7-year period. As of July, 2015, the Company anticipates New York State taxes will be based on capital through 2022, and New York City taxes will be based on capital for the foreseeable future.

Due to the application of the capital-based tax while the net operating loss still applies, or due to the possible absence of State taxable income in the years beyond 2022 to which the State loss can be carried, the Company has not recorded the New York State or New York City tax benefit of its net operating loss carryforwards. Also, to reflect its expectation that reversal of temporary differences will not result in New York State or City tax based on income, as of July 31, 2015 the Company decreased the deferred tax asset, deferred tax liability, and deferred taxes on unrealized loss on available-for-sale securities by $380,000, $771,000 and $26,000, respectively, resulting in a State and City deferred tax benefit of $365,000.

Recent accounting pronouncements:

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Carryforward Exists.” The Company adopted ASU 2013-11 in the fourth quarter of fiscal year ended July 31, 2015. The adoption of this standard did not have a significant impact on these consolidated financial statements.

In May 2014, the FASB issued an update (“ASU 2014-09”) establishing ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting in fiscal years that begin after December 15, 2016. ASU 2015-14 extended the implementation date for fiscal years beginning after December 31, 2017. The adoption of the update on August 1, 2018 is not expected to have a significant impact on our consolidated financial statements.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2015 and October 31, 2014.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the three months ended October 31, 2015 and July 31, 2015.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at October 31, 2015 and July 31, 2015.

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

	Fair value measurements at reporting date using

	Total				Total
	October 31,				July 31,
Description	2015	Level 1	Level 2	Level 3	2015	Level 1	Level 2	Level 3
Assets:
Marketable securities -
available-for-sale	$1,440,641	$1,440,641	$–	$–	$1,461,504	$1,461,504	$–	$–

Fair Value of Investments in Entities that Use NAV

The following table summarizes investments measured at fair value based on NAV per share as of October 31, 2015 and July 31, 2015, respectively.

		Unfunded	Redemption Frequency	Redemption
October 31, 2015	Fair Value	Commitments	(if currently eligible)	Notice Period
First Eagle Global CL I	$273,200	n/a	Daily	None
Parnasus Core Equity Investor CL	$306,034	n/a	Daily	None
Columbia Flexible Income CL A	$264,801	n/a	Daily	None

		Unfunded	Redemption Frequency	Redemption
July 31, 2015	Fair Value	Commitments	(if currently eligible)	Notice Period
First Eagle Global CL I	$271,462	n/a	Daily	None
Parnasus Core Equity Investor CL	$305,626	n/a	Daily	None
Columbia Flexible Income CL A	$271,076	n/a	Daily	None

As of October 31, 2015 and July 31, 2015, the Company's marketable securities were classified as follows:

	October 31, 2015				July 31, 2015
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Available-for-sale:
Mutual funds	$723,521	$132,916	$12,402	$844,035	$719,245	$131,639	$2,720	$848,164
Equity securities	450,491	146,115	–	596,606	445,227	168,113	–	613,340
	$1,174,012	$279,031	$12,402	$1,440,641	$1,164,472	$299,752	$2,720	$1,461,504

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position at October 31, 2015 are as follows:

	October 31, 2015		July 31, 2015
		Less Than		Less Than
	Fair Value	12 Months	Fair Value	12 Months
Mutual funds	$264,801	$12,402	$271,076	$2,720

Investment income consists of the following:

	Three Months Ended
	October 31
	2015	2014
Gain on sale of marketable securities	$–	$386
Interest income	909	625
Dividend income	6,313	5,180
Total	$7,222	$6,191

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from forty-nine tenants, of which one tenant accounted for 18.81% and another tenant accounted for 15.56% of rental income during the three months ended October 31, 2015. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at October 31, 2015 and July 31, 2015 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgage:

			October 31, 2015		July 31, 2015
Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	3.54%	2/01/20	$152,130	$5,748,263	$150,763	$5,786,525

The Company, on August 19, 2004, closed a loan with a bank for a $12,000,000 multiple draw term loan. The loan consisted of: a) a permanent, first mortgage loan to refinance an existing first mortgage loan affecting the Fishkill, New York property, which matured on July 1, 2004 (the “First Permanent Loan”), b) a permanent subordinate mortgage loan in the amount of $1,870,000 (the “Second Permanent Loan”), and c) multiple, successively subordinate loans in the amount of $8,295,274 (“Subordinate Building Loans”). The Company, in February 2008, converted the loan totaling $12,000,000 to a seven (7) year permanent mortgage loan. The interest rate on conversion was 6.98%. On January 9, 2015, the Company refinanced the loan for $6,000,000, which included the outstanding balance as of January 2015 in the amount of $5,347,726 and an additional borrowing of $652,274. The loan is for a period of five years with a payment based on a twenty-five year amortization period. The interest rate for this period is fixed at 3.54% per annum. The mortgage loan is secured by the Bond Street building in Brooklyn, New York.

6.	Property and Equipment – at cost:

	October 31	July 31
	2015	2015
Property:
Buildings and improvements	$76,548,587	$76,289,486
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	1,201,288	639,042
	85,295,692	84,474,345
Less accumulated depreciation	36,811,125	36,413,975
Property - net	48,484,567	48,060,370

Fixtures and equipment and other:
Fixtures and equipment	144,544	144,544
Other fixed assets	235,623	235,623
	380,167	380,167
Less accumulated depreciation	258,745	249,145
Fixtures and equipment and other - net	121,422	131,022

Property and equipment - net	$48,605,989	$48,191,392

Construction in progress includes:
	October 31	July 31
	2015	2015
Building improvements at 9 Bond Street in Brooklyn, NY	$144,041	$144,041
Building improvements at Fishkill, NY	129,665	–
Building improvements at 25 Elm Place in Brooklyn, NY	890,145	495,001
Building improvements at Jamaica, NY	37,437	–
	$1,201,288	$639,042

7.	Note Payable - Related Party:

On December 15, 2004, the Company borrowed $1,000,000 on an unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The former director passed away in November 2012 and the note is currently an asset of the estate of the former director. The loan has been repeatedly renewed to its current maturity date of December 15, 2016 at an interest rate of 5% per annum. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payment of interest is $12,500. The interest paid was $12,500 for the three months ended October 31, 2015 and 2014, respectively.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $97,423 and $94,819 as contributions to the Plan for the three months ended October 31, 2015 and 2014, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $13,153 and $10,337 for the three months ended October 31, 2015 and 2014, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2014
Certified zone status:	Critical Status
Status determination date:	January 1, 2014
Plan used extended amortization provisions in status calculation:	Yes
Minimum required contribution:	None
Employer contributing greater than 5% of Plan contributions for year ended December 31, 2014:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2016

10.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Three Months Ended
	October 31
	2015	2014
Interest paid, net of capitalized interest of $11,348 (2015)
and $3,558 (2014)	$64,690	$108,954
Income taxes paid	$231,654	$41,926

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gains (loss) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three months ended October 31, 2015 and 2014 is as follows:

	Three Months Ended
	October 31
	2015	2014
	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$196,033	$129,412

Other comprehensive income, net of tax effect:
Unrealized gains (loss) on available-for-sale
securities	(30,404)	75,162
Tax effect	11,000	(33,000)
Unrealized gains (loss) on available-for-sale
securities, net of tax effect	(19,404)	42,162

Ending balance, net of tax effect	$176,629	$171,574

A summary of the line items in the Condensed Consolidated Statement of Operations and Retained Earnings affected by the amounts reclassified from accumulated other comprehensive income is as follows:

Details about accumulated other comprehensive income components	Affected line item in the statement where net income is presented
--------------------------------------------------------	--------------------------------------------------------
Other comprehensive income reclassified Tax effect	Investment income Income taxes provided

13.	Entry into a Material Definitive Agreement:

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

Because of defective workmanship and breach of contract, the Company commenced litigation against a contractor to pay damages and return in full $376,467 of a deposit paid when work commenced to replace a roof on the Fishkill, New York building. As of October 31, 2015, this deposit is included in other assets on the Condensed Consolidated Balance Sheet in security deposits. Based on limited information available at this time, the Company cannot predict the outcome of this matter and expects to vigorously pursue this contractor until the deposit is returned and damages are paid.

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements disclose our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on page 7 and 8 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 9 through 11 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2015).

Results of Operations:

Three months ended October 31, 2015 compared to the three months ended October 31, 2014:

In the three months ended October 31, 2015, the Company reported net income of $401,375, or $.20 per share. In the comparable three months ended October 31, 2014, the Company reported net income of $438,672, or $.22 per share.

Revenues in the current three months decreased to $4,569,061 from $4,642,649 in the comparable 2014 three months primarily due to non-payment of rent from a retail tenant at the Nine Bond Street building in Brooklyn, New York.

Real estate operating expenses in the current three months increased to $2,408,599 from $2,324,198 in the comparable 2014 three months primarily due to increases in real estate taxes and utility costs partially offset by decreases in maintenance costs.

Administrative and general expenses in the current three months increased to $1,055,982 from $983,293 in the comparable 2014 three months primarily due to New York State and New York City capital based franchise taxes of $57,000 which were included in 2015 and there were none in 2014.

Depreciation and amortization expense in the current three months decreased to $406,750 from $440,985 in the comparable 2014 three months primarily due to expiring deprecation on the Fishkill, New York building.

Interest expense exceeded investment income in the current three months by $57,355 and by $102,501 in the comparable 2014 three months. The decrease was due to a lower interest expense due to a lower interest rate on the refinanced mortgage with a bank in the 2015 year.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $4,507,248 at October 31, 2015.

In November 2014, the Company entered into a lease agreement with an existing tenant to occupy an additional 5,640 square feet of office space at the Jowein building in Brooklyn, New York. Rent is expected to commence in February 2016.

In May 2015, the Company entered into a 20 year lease agreement with a new tenant (cancellation clause after the 10th year) to occupy 17,425 square feet of office space at the Jowein building in Brooklyn, New York. Rent is anticipated to commence in the summer of 2016. The amount of brokerage commissions and construction costs will be approximately $500,000 and $2,000,000, respectively. The construction is presently expected to be completed in the spring of 2016.

The Company has been informed by a tenant who occupies 2,000 square feet of office space at its Jamaica, New York building, that it is terminating its lease as of November 30, 2015. The loss in rental income will be $42,000 per annum. The Company is actively seeking through brokers tenants to occupy the vacated space.

The Company is in litigation with a retail tenant who occupies 7,401 square feet at its Nine Bond Street Brooklyn, New York building for non-payment of rent since June 2015. The Company has only accrued rent in the amount of the security deposit held, which is two months’ rent. The annual loss in rent would be approximately $450,000.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities: The Company had a balance due at October 31, 2015 for brokerage commissions of $586,339 of which $5,649 was paid in the three months ended October 31, 2015.

Cash Flows From Investing Activities:

The Company had expenditures of $37,437 for the three months ended October 31, 2015 at its Jamaica, New York building for renovations for an existing tenant. The cost of the project will be $105,859 and is expected to be completed in December 2015.

The Company had expenditures of $395,144 for the three months ended October 31, 2015, for a new office tenant at its Jowein building, in Brooklyn, New York. The cost of the project will be approximately $2,000,000 of which $890,145 has been paid. The project is anticipated to be completed in the spring of 2016. The Company also had an expenditure of $135,000 for a new roof. The total cost of the project was $135,000 and was completed in September 2015.

The Company had expenditures of $129,665 for the three months ended October 31, 2015 for construction costs at its Fishkill, New York building. The cost of the project will be approximately $232,500 and is anticipated to be completed in December 2015.

The Company had expenditures of $124,100 in the three months ended October 31, 2015 for new roofs at the Company's Nine Bond Street, Brooklyn, New York building. The cost of the project was $124,100 and was completed in September 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2015, the Company had fixed-rate debt of $6,900,393.

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

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A

(10)	Material contracts	N/A

(11)	Statement re computation of per share earnings	N/A

(12)	Statement re computation of ratios	N/A

(14)	Code of ethics	N/A

(15)	Letter re unaudited interim financial information	N/A

(18)	Letter re change in accounting principles	N/A

(19)	Report furnished to security holders	N/A

(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
	(31.1) Chief Executive Officer	22
	(31.2) Chief Financial Officer	23

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	24

(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – One report on Form 8-K were filed by the registrant during the three months ended October 31, 2015.

Items reported:

The Company reported its financial results for the three months and year ended July 31, 2015. Date of report filed - October 8, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 2, 2015	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	December 2, 2015	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer