Form 10-Q
period 2016-01-31
MAYS J W INC
filed 2016-03-03
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2016

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
Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____    Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No   X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2016
Common Stock, $1 par value	2,015,780 shares

This report contains 25 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – January 31, 2016 (unaudited)
and July 31, 2015	3
Condensed Consolidated Statements of Operations and Retained Earnings
– Three and six months ended January 31, 2016 and 2015 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income
– Three and six months ended January 31, 2016 and 2015 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Six months ended January 31, 2016 and 2015 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	16 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II - Other Information:
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20 - 21

Signatures	22

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	23
31.2 - Chief Financial Officer	24

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	25

Part 1 - Financial Information
       Item 1 - Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	July 31
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Property and Equipment - Net (Notes 5 and 6)	$48,634,085	$48,191,392

Current Assets:
Cash and cash equivalents (Note 4)	4,534,381	4,085,704
Receivables (Note 4)	720,050	638,643
Real estate taxes refundable	16,474	–
Income taxes refundable	597,866	695,265
Deferred income taxes	3,437,000	3,531,000
Security deposits	88,584	83,012
Prepaid expenses	1,465,145	1,477,996
Total current assets	10,859,500	10,511,620

Other Assets:
Deferred charges	3,901,664	3,859,594
Less: accumulated amortization	1,730,284	1,560,205
Net	2,171,380	2,299,389
Receivables (Note 4)	–	30,000
Security deposits	1,244,472	1,328,952
Unbilled receivables (Notes 4 and 8)	2,421,224	2,613,246
Marketable securities (Notes 3 and 4)	1,168,462	1,461,504
Total other assets	7,005,538	7,733,091

TOTAL ASSETS	$66,499,123	$66,436,103

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgages payable (Note 5)	$5,709,650	$5,786,525
Note payable - related party (Note 7)	–	1,000,000
Security deposits payable	606,997	693,576
Payroll and other accrued liabilities	121,223	121,223
Deferred revenue (Note 13)	437,500	1,020,833
Total long-term debt	6,875,370	8,622,157

Deferred Income Taxes (Note 1)	7,586,000	7,386,000

Current Liabilities:
Accounts payable	100,192	39,759
Payroll and other accrued liabilities	2,561,484	2,597,104
Deferred revenue (Note 13)	1,166,666	1,166,667
Other taxes payable	12,000	5,972
Current portion of note payable - related party (Note 7)	1,000,000	-
Current portion of long-term debt (Note 5)	153,511	150,763
Current portion of security deposits payable	88,584	83,012
Total current liabilities	5,082,437	4,043,277

TOTAL LIABILITIES	19,543,807	20,051,434

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$73,000 at January 31, 2016 and $101,000 at July 31, 2015	142,579	196,033
Retained earnings	42,576,047	41,951,946
	48,243,168	47,672,521
Less common stock held in treasury, at cost - 162,517
shares at January 31, 2016 and at July 31, 2015 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	46,955,316	46,384,669

Contingencies (Note 14)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$66,499,123	$66,436,103

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended
	January 31		January 31
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,315,940	$4,412,233	$8,593,334	$8,752,590
Recovery of real estate taxes	–	–	–	10,625
Revenue to temporarily vacate lease (Note 13)	291,667	291,667	583,334	583,334
Total revenues	4,607,607	4,703,900	9,176,668	9,346,549

Expenses
Real estate operating expenses	2,571,056	2,470,736	4,979,655	4,794,934
Administrative and general expenses	1,264,471	1,139,437	2,320,453	2,122,730
Depreciation and amortization (Note 6)	407,400	443,822	814,150	884,807
Total expenses	4,242,927	4,053,995	8,114,258	7,802,471

Income from operations before investment income,
interest expense and income taxes	364,680	649,905	1,062,410	1,544,078

Investment income and interest expense:
Investment income (loss) (Note 3)	(80)	26,353	7,142	32,544
Interest expense (Notes 5, 7 and 10)	(58,874)	(92,345)	(123,451)	(201,037)
	(58,954)	(65,992)	(116,309)	(168,493)

Income from operations before income taxes	305,726	583,913	946,101	1,375,585
Income taxes provided	83,000	255,000	322,000	608,000
Net income	222,726	328,913	624,101	767,585

Retained earnings, beginning of period	42,353,321	40,181,936	41,951,946	39,743,264
Retained earnings, end of period	$42,576,047	$40,510,849	$42,576,047	$40,510,849

Income per common share (Note 2)	$.11	$.16	$.31	$.38

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	January 31		January 31
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$222,726	$328,913	$624,101	$767,585

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes (benefit) of ($17,000) and ($10,000) for the three months ended January 31, 2016 and 2015, respectively,
and ($28,000) and $23,000 for the six months ended
January 31, 2016 and 2015, respectively.	(34,050)	(12,823)	(53,454)	29,339

Comprehensive income	$188,676	$316,090	$570,647	$796,924

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 31
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$624,101	$767,585

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	814,150	884,807
Amortization of deferred charges	170,079	181,870
Realized (gain) loss on sale of marketable securities	38,538	(386)
Other assets - unbilled receivables	192,022	(17,813)
- deferred charges	(42,070)	(414,970)
Deferred income taxes	322,000	353,000
Deferred revenue	(583,334)	(583,334)
Changes in:
Receivables	(51,407)	(40,394)
Real estate tax refundable	(16,474)	-
Income taxes refundable	97,399	(68,926)
Prepaid expenses	12,851	(21,586)
Accounts payable	60,433	(50,343)
Payroll and other accrued liabilities	(35,620)	207,873
Other taxes payable	6,028	4,320
Cash provided by operating activities	1,608,696	1,201,703

Cash Flows From Investing Activities:
Capital expenditures	(1,256,843)	(871,925)
Security deposits	78,908	39,262
Marketable securities:
Receipts from sales or maturities	238,663	270,974
Payments for purchases	(65,613)	(302,246)
Cash (used) by investing activities	(1,004,885)	(863,935)

Cash Flows From Financing Activities:
Increase - security deposits	(81,007)	20,107
Increase - mortgage debt		652,274
Mortgage and other debt payments	(74,127)	(73,609)
Cash provided (used) by financing activities	(155,134)	598,772

Increase in cash and cash equivalents	448,677	936,540

Cash and cash equivalents at beginning of period	4,085,704	1,892,760

Cash and cash equivalents at end of period	$4,534,381	$2,829,300

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

On September 13, 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final income tax regulations on the deduction and capitalization of expenditures related to tangible property (“tangible property regulations”). The tangible property regulations clarify and expand sections 162(a) and 263(a) of the Internal Revenue Code (“IRC”), which relate to amounts paid to acquire, produce, or improve tangible property. Additionally, the tangible property regulations provide final guidance under IRC section 167 regarding accounting for and retirement of depreciable property and regulations under IRC section 168 relating to the accounting for property under the Modified Accelerated Cost Recovery System. The tangible property regulations affect all taxpayers that acquire, produce, or improve tangible property, and generally apply to taxable years beginning on or after January 1, 2014. The Company implemented the tangible property regulations with the filing of the federal tax return for the year ended July 31, 2015.

For the year ended July 31, 2015, after implementing the tangible property regulations, the Company incurred a federal net operating loss of $8,191,403. The Company was able to carryback $1,582,003, generating a federal income tax refund receivable of $537,881. The remainder of the federal net operating loss approximating $6,609,000 will be available to offset future taxable income. In addition, as of July 31, 2015 the Company had state and city net operating loss carryforwards of approximately $9,000,000 available to offset future state and city taxable income. The net operating loss carryforwards will expire, if not used, in 2035.

New York State and New York City taxes for years through July 31, 2015 are calculated using the higher of taxes based on income or the respective capital-based franchise taxes. In April 2014, the New York State governor signed into law legislation overhauling the New York State franchise tax on corporations. The changes in the law will be effective for the Company’s year ending July 31, 2016. The state capital-based tax will be phased out over a 7-year period. As of July, 2015, the Company anticipates New York State taxes will be based on capital through 2022, and New York City taxes will be based on capital for the foreseeable future. Capital based franchise taxes are recorded to administrative and general expense.

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

Recent accounting pronouncements:

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Carryforward Exists.” The Company adopted ASU 2013-11 in the fourth quarter of fiscal year ended July 31, 2015. The adoption of this standard did not have a significant impact on these condensed consolidated financial statements.

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

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the six months ended January 31, 2016 and January 31, 2015.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the six months ended January 31, 2016 and July 31, 2015.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at January 31, 2016 and July 31, 2015.

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

	Fair value measurements at reporting date using

	Total				Total
	January 31,				July 31,
Description	2016	Level 1	Level 2	Level 3	2015	Level 1	Level 2	Level 3
Assets:
Marketable securities -
available-for-sale	$1,168,462	$1,168,462	$–	$–	$1,461,504	$1,461,504	$–	$–

Fair Value of Investments in Entities that Use NAV

The following table summarizes investments measured at fair value based on NAV per share as of January 31, 2016 and July 31, 2015, respectively.

		Unfunded	Redemption Frequency	Redemption
January 31, 2016	Fair Value	Commitments	(if currently eligible)	Notice Period
First Eagle Global CL I	$258,304	n/a	Daily	None
Parnasus Core Equity Investor CL	$287,101	n/a	Daily	None

		Unfunded	Redemption Frequency	Redemption
July 31, 2015	Fair Value	Commitments	(if currently eligible)	Notice Period
First Eagle Global CL I	$271,462	n/a	Daily	None
Parnasus Core Equity Investor CL	$305,626	n/a	Daily	None
Columbia Flexible Income CL A	$271,076	n/a	Daily	None

As of January 31, 2016 and July 31, 2015, the Company's marketable securities were classified as follows:

	January 31, 2016				July 31, 2015
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Available-for-sale:
Mutual funds	$474,669	$70,736	$–	$545,405	$719,245	$131,639	$2,720	$848,164
Equity securities	478,214	144,843	–	623,057	445,227	168,113	–	613,340
	$952,883	$215,579	$–	$1,168,462	$1,164,472	$299,752	$2,720	$1,461,504

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position at January 31, 2016 are as follows:

	January 31, 2016		July 31, 2015
		Less Than		Less Than
Mutual funds	Fair Value	12 Months	Fair Value	12 Months
	$–	$–	$271,076	$2,720

Investment income consists of the following:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2016	2015	2016	2015
Gain (loss) on sale of marketable securities	$(38,538)	$–	$(38,538)	$386
Interest income	756	662	1,665	1,287
Dividend income	37,702	25,691	44,015	30,871
Total	$(80)	$26,353	$7,142	$32,544

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from forty-nine tenants, of which one tenant accounted for 18.73% and another tenant accounted for 15.50% of rental income during the six months ended January 31, 2016. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at January 31, 2016 and July 31, 2015 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgage:

			January 31, 2016		July 31, 2015
Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	3.54%	2/01/20	$153,511	$5,709,650	$150,763	$5,786,525

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

6.	Property and Equipment – at cost:

	January 31	July 31
	2016	2015
Property:
Buildings and improvements	$76,854,272	$76,289,486
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	1,331,099	639,042
	85,731,188	84,474,345
Less accumulated depreciation	37,208,925	36,413,975
Property - net	48,522,263	48,060,370

Fixtures and equipment and other:
Fixtures and equipment	144,544	144,544
Other fixed assets	235,623	235,623
	380,167	380,167
Less accumulated depreciation	268,345	249,145
Fixtures and equipment and other - net	111,822	131,022

Property and equipment - net	$48,634,085	$48,191,392

Construction in progress includes:
	January 31	July 31
	2016	2015
Building improvements at 9 Bond Street in Brooklyn, NY	$188,387	$144,041
Building improvements at 25 Elm Place in Brooklyn, NY	1,054,132	495,001
Building improvements at Jamaica, NY	88,580	–
	$1,331,099	$639,042

7.	Note Payable - Related Party:

On December 15, 2004, the Company borrowed $1,000,000 on an unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The former director passed away in November 2012 and the note is currently an asset of the estate of the former director. Interest payments pursuant to the note have been assigned to a trust provided for by the will of the deceased former director. The loan has been repeatedly renewed to its current maturity date of December 15, 2016 at an interest rate of 5% per annum. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payment of interest is $12,500. The interest paid was $25,000 for the six months ended January 31, 2016 and 2015, respectively.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $98,296 and $195,718 for the three and six months ended January 31, 2016, respectively, and $115,675 and $210,495 as contributions to the Plan for the three and six months ended January 31, 2015, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $16,440 and $29,593 for the three and six months ended January 31, 2016, respectively, and $13,571 and $23,908 for the three and six months ended January 31, 2015, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Supplemental disclosure:	Six Months Ended
	January 31
	2016	2015
Interest paid, net of capitalized interest of $18,127 (2016)
and $5,359 (2015)	$123,677	$233,622
Income taxes paid	$23,654	$323,926

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gains (loss) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three and six months ended January 31, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$176,629	$171,574	$196,033	$129,412

Other comprehensive income, net of tax effect:
Unrealized gains (loss) on available-for-sale
securities	(51,050)	(22,823)	(81,454)	52,339
Tax effect	17,000	10,000	28,000	(23,000)
Unrealized gains (loss) on available-for-sale
securities, net of tax effect	(34,050)	(12,823)	(53,454)	29,339

Ending balance, net of tax effect	$142,579	$158,751	$142,579	$158,751

13.	Entry into a Material Definitive Agreement:

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

Because of defective workmanship and breach of contract, the Company commenced litigation against a contractor to pay damages and return in full $376,467 of a deposit paid when work commenced to replace a roof on the Fishkill, New York building. As of January 31, 2016, this deposit is included in other assets on the Condensed Consolidated Balance Sheet in security deposits. Based on limited information available at this time, the Company cannot predict the outcome of this matter and expects to vigorously pursue this contractor until the deposit is returned and damages are paid.

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

Results of Operations:

Three months ended January 31, 2016 compared to the three months ended January 31, 2015:

In the three months ended January 31, 2016, the Company reported net income of $222,726, or $.11 per share. In the comparable three months ended January 31, 2015, the Company reported net income of $328,913, or $.16 per share.

Revenues in the current three months decreased to $4,607,607 from $4,703,900 in the comparable 2015 three months primarily due to non-payment of rent from a retail tenant, who vacated the building in December 2015, at the Nine Bond Street building in Brooklyn, New York.

Real estate operating expenses in the current three months increased to $2,571,056 from $2,470,736 in the comparable 2015 three months primarily due to increases in real estate taxes, maintenance costs and payroll costs partially offset by decreases in licenses and permits.

Administrative and general expenses in the current three months increased to $1,264,471 from $1,139,437 in the comparable 2015 three months primarily due to New York State and New York City capital based franchise taxes of $64,053 which were included in 2016 and there were none in 2015. Also legal and professional costs increased in 2016.

Depreciation and amortization expense in the current three months decreased to $407,400 from $443,822 in the comparable 2015 three months primarily due to expiring depreciation on the Fishkill, New York building.

Interest expense exceeded investment income in the current three months by $58,954 and by $65,992 in the comparable 2015 three months. The decrease was due to a lower interest expense due to a lower interest rate on the refinanced mortgage with a bank in the 2015 year, partially offset by a loss on the sale of securities in the 2016 year.

Six months ended January 31, 2016 compared to the six months ended January 31, 2015:

In the six months ended January 31, 2016, the Company reported net income of $624,101, or $.31 per share. In the comparable six months ended January 31, 2015, the Company reported net income of $767,585, or $.38 per share.

Revenues in the current six months decreased to $9,176,668 from $9,346,549 in the comparable 2015 six months primarily due to non-payment of rent from a retail tenant, who vacated the building in December 2015, at the Nine Bond Street building in Brooklyn, New York.

Real estate operating expenses in the current six months increased to $4,979,655 from $4,794,934 in the comparable 2015 six months primarily due to increases in real estate taxes, maintenance costs and utility costs partially offset by decreases in licenses and permits.

Administrative and general expenses in the current six months increased to $2,320,453 from $2,122,730 in the comparable 2015 six months primarily due to New York State and New York City capital based franchise taxes of $121,053 which were included in 2016 and there were none in 2015. Also legal and professional costs increased in 2016.

Depreciation and amortization expense in the current six months decreased to $814,150 from $884,807 in the comparable 2015 six months primarily due to expiring depreciation on the Fishkill, New York building.

Interest expense exceeded investment income in the current six months by $116,309 and by $168,493 in the comparable 2015 six months. The decrease was due to a lower interest expense due to a lower interest rate on the refinanced mortgage with a bank in the 2015 year, partially offset by a loss on the sale of securities in the 2016 year.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $4,534,381 at January 31, 2016.

In November 2014, the Company entered into a lease agreement with an existing tenant to occupy an additional 5,640 square feet of office space at the Jowein building in Brooklyn, New York. Rent commenced in February 2016.

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

A tenant who occupies 2,000 square feet of office space at its Jamaica, New York building, terminated its lease as of December 31, 2015. The loss in rental income will be $42,000 per annum. The Company is actively seeking through brokers, tenants to occupy the vacated space.

The Company was in litigation with a retail tenant who occupied 7,401 square feet at its Nine Bond Street Brooklyn, New York building for non-payment of rent since June 2015. The tenant vacated the premises in December 2015. The Company has only accrued rent in the amount of the security deposit held, which is two months’ rent. The annual loss in rent will be approximately $37,500 per month, until this tenant is replaced. The Company is actively seeking through brokers, tenants to occupy the vacated space.

Cash Flows From Operating Activities:

Deferred Charges: The Company incurred expenditures in the amount of $42,070 for brokerage commissions for an existing office tenant at the Company’s Nine Bond Street building in Brooklyn, New York whom renewed their lease for an additional five years.

Payroll and Other Accrued Liabilities: The Company had a balance due at January 31, 2016 for brokerage commissions of $495,853 of which $132,556 was paid in the six months ended January 31, 2016.

Cash Flows From Investing Activities:

The Company had expenditures of $88,580 for the six months ended January 31, 2016 at its Jamaica, New York building for renovations for an existing tenant. The cost of the project will be $105,859 and was completed in February 2016. The Company also had expenditures of $31,040 for elevator upgrades which were completed in January 2016.

The Company had expenditures of $559,132 for the six months ended January 31, 2016, for a new office tenant at its Jowein building, in Brooklyn, New York. The cost of the project will be approximately $2,000,000 of which $1,054,132 has been paid. The project is anticipated to be completed in the spring of 2016. The Company also had an expenditure of $135,000 for a new roof. The total cost of the project was $135,000 and was completed in September 2015.

The Company had expenditures of $274,645 for the six months ended January 31, 2016 for construction costs at its Fishkill, New York building. The projects were completed in January 2016.

The Company had expenditures of $124,100 in the six months ended January 31, 2016 for new roofs at the Company's Nine Bond Street, Brooklyn, New York building. The cost of the project was $124,100 and was completed in September 2015. The Company also had expenditures of $44,346 for a new boiler. The total cost of the project will be approximately $240,000 of which $188,387 has been paid. The project was completed in February 2016.

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, our expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

●changes in the rate of economic growth in the United States;
●the ability to obtain credit from financial institutions and the related costs;
●changes in the financial condition of our customers;
●changes in regulatory environment;
●lease cancellations;
●changes in our estimates of costs;
●war and/or terrorist attacks on facilities where services are or may be provided;
●outcomes of pending and future litigation;
●increasing competition by other companies;
●compliance with our loan covenants;
●recoverability of claims against our customers and others by us and claims by third parties against us; and
●changes in estimates used in our critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2016, the Company had fixed-rate debt of $6,863,161.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A
(10)	Material contracts	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	23
	(31.2) Chief Financial Officer	24
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	25
(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant during the three months ended January 31, 2016.

Items reported:

The Company reported results of the submission of matters to a vote of security holders. Date of report filed - November 18, 2015.

The Company reported its financial results for the three months ended October 31, 2015. Date of report filed - December 3, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 2, 2016	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	March 2, 2016	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer