Form 10-Q
period 2016-04-30
MAYS J W INC
filed 2016-06-02
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2016

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
Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____    Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No   X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2016
Common Stock, $1 par value	2,015,780 shares

This report contains 25 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – April 30, 2016 (unaudited)
and July 31, 2015	3
Condensed Consolidated Statements of Operations and Retained Earnings
– Three and nine months ended April 30, 2016 and 2015 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income
– Three and nine months ended April 30, 2016 and 2015 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Nine months ended April 30, 2016 and 2015 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	16 - 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II - Other Information:
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20 - 21

Signatures	22

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	23
31.2 - Chief Financial Officer	24

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	25

Part 1 - Financial Information
       Item 1 - Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30	July 31
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Property and Equipment - Net (Notes 5 and 6)	$49,222,890	$48,191,392

Current Assets:
Cash and cash equivalents (Note 4)	4,819,753	4,085,704
Receivables (Note 4)	211,573	638,643
Income taxes refundable	532,866	695,265
Deferred income taxes	3,474,000	3,531,000
Security deposits	70,388	83,012
Prepaid expenses	874,495	1,477,996
Total current assets	9,983,075	10,511,620

Other Assets:
Deferred charges	3,922,699	3,859,594
Less: accumulated amortization	1,816,109	1,560,205
Net	2,106,590	2,299,389
Receivables (Note 4)	–	30,000
Security deposits	1,376,136	1,328,952
Unbilled receivables (Notes 4 and 8)	2,325,212	2,613,246
Marketable securities (Notes 3 and 4)	1,433,692	1,461,504
Total other assets	7,241,630	7,733,091

TOTAL ASSETS	$66,447,595	$66,436,103

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgage payable (Note 5)	$5,669,564	$5,786,525
Note payable - related party (Note 7)	–	1,000,000
Security deposits payable	738,461	693,576
Payroll and other accrued liabilities	121,223	121,223
Deferred revenue (Note 13)	145,832	1,020,833
Total long-term debt	6,675,080	8,622,157

Deferred Income Taxes (Note 1)	7,821,000	7,386,000

Current Liabilities:
Accounts payable	96,120	39,759
Payroll and other accrued liabilities	2,008,534	2,597,104
Deferred revenue (Note 13)	1,166,667	1,166,667
Other taxes payable	4,436	5,972
Current portion of note payable - related party (Note 7)	1,000,000	–
Current portion of long-term debt (Note 5)	155,450	150,763
Current portion of security deposits payable	70,388	83,012
Total current liabilities	4,501,595	4,043,277

TOTAL LIABILITIES	18,997,675	20,051,434

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$96,000 at April 30, 2016 and $101,000 at July 31, 2015	185,792	196,033
Retained earnings	43,027,438	41,951,946
	48,737,772	47,672,521
Less common stock held in treasury, at cost - 162,517
shares at April 30, 2016 and at July 31, 2015 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	47,449,920	46,384,669

Contingencies (Note 14)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$66,447,595	$66,436,103

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,383,471	$4,447,781	$12,976,805	$13,200,371
Recovery of real estate taxes	–	–	–	10,625
Revenue to temporarily vacate lease (Note 13)	291,667	291,667	875,001	875,001
Total revenues	4,675,138	4,739,448	13,851,806	14,085,997

Expenses
Real estate operating expenses	2,508,975	2,588,714	7,488,630	7,383,648
Administrative and general expenses	1,037,323	918,865	3,357,776	3,041,595
Depreciation and amortization (Note 6)	408,886	402,260	1,223,036	1,287,067
(Gain) loss on dispositon of property and equipment	(500)	27,648	(500)	27,648
Total expenses	3,954,684	3,937,487	12,068,942	11,739,958

Income from operations before investment income,
interest expense and income taxes	720,454	801,961	1,782,864	2,346,039

Investment income and interest expense:
Investment income (Note 3)	9,653	13,525	16,795	46,069
Interest expense (Notes 5, 7 and 10)	(34,716)	(64,524)	(158,167)	(265,561)
	(25,063)	(50,999)	(141,372)	(219,492)

Income from operations before income taxes	695,391	750,962	1,641,492	2,126,547
Income taxes provided	244,000	329,000	566,000	937,000
Net income	451,391	421,962	1,075,492	1,189,547

Retained earnings, beginning of period	42,576,047	40,510,849	41,951,946	39,743,264
Retained earnings, end of period	$43,027,438	$40,932,811	$43,027,438	$40,932,811

Income per common share (Note 2)	$.22	$.21	$.53	$.59

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$451,391	$421,962	$1,075,492	$1,189,547

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes (benefit) of $23,000 and ($14,000) for the three months ended April 30, 2016 and 2015, respectively,
and ($5,000) and $37,000 for the nine months ended
April 30, 2016 and 2015, respectively.	43,213	17,369	(10,241)	46,708

Comprehensive income	$494,604	$439,331	$1,065,251	$1,236,255

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 30
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$1,075,492	$1,189,547

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,223,036	1,287,067
Amortization of deferred charges	255,904	268,570
Realized (gain) loss on sale of marketable securities	36,999	(6,455)
(Gain) loss on disposition of property and equipment	(500)	27,648
Other assets - unbilled receivables	288,034	(26,720)
- deferred charges	(63,105)	(425,495)
Deferred income taxes	497,000	734,000
Deferred revenue	(875,001)	(875,001)
Changes in:
Receivables	457,070	113,583
Income taxes refundable	162,399	(184,292)
Prepaid expenses	603,501	552,136
Accounts payable	56,361	(65,389)
Payroll and other accrued liabilities	(588,570)	(98,200)
Other taxes payable	(1,536)	(3,250)
Cash provided by operating activities	3,127,084	2,487,749

Cash Flows From Investing Activities:
Capital expenditures	(2,254,034)	(1,398,110)
Security deposits	(34,560)	29,711
Marketable securities:
Receipts from sales or maturities	314,008	344,271
Payments for purchases	(338,436)	(376,967)
Cash (used) by investing activities	(2,313,022)	(1,401,095)

Cash Flows From Financing Activities:
Increase - security deposits	32,261	29,285
Increase - mortgage debt	–	652,274
Mortgage and other debt payments	(112,274)	(99,173)
Cash provided (used) by financing activities	(80,013)	582,386

Increase in cash and cash equivalents	734,049	1,669,040

Cash and cash equivalents at beginning of period	4,085,704	1,892,760

Cash and cash equivalents at end of period	$4,819,753	$3,561,800

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

For the year ended July 31, 2015, after implementing the tangible property regulations, the Company incurred a federal net operating loss of $8,244,000. The Company was able to carryback $1,611,000, generating a federal income tax refund receivable of $537,881. The remainder of the federal net operating loss approximating $6,633,000 will be available to offset future taxable income. In addition, as of July 31, 2015 the Company had state and city net operating loss carryforwards of approximately $9,000,000 available to offset future state and city taxable income. The net operating loss carryforwards will expire, if not used, in 2035.

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

2.

Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the nine months ended April 30, 2016 and April 30, 2015.

3.

Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the nine months ended April 30, 2016 and July 31, 2015.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at April 30, 2016 and July 31, 2015.

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

	Fair value measurements at reporting date using

	Total				Total
	April 30,				July 31,
Description	2016	Level 1	Level 2	Level 3	2015	Level 1	Level 2	Level 3
Assets:
Marketable securities -
available-for-sale	$1,433,692	$1,433,692	$–	$–	$1,461,504	$1,461,504	$–	$–

Fair Value of Investments in Entities that Use NAV

The following table summarizes investments measured at fair value based on NAV per share as of April 30, 2016 and July 31, 2015, respectively.

		Unfunded	Redemption Frequency	Redemption
April 30, 2016	Fair Value	Commitments	(if currently eligible)	Notice Period
First Eagle Global CL I	$286,365	n/a	Daily	None
Parnasus Core Equity Investor CL	$304,356	n/a	Daily	None

		Unfunded	Redemption Frequency	Redemption
July 31, 2015	Fair Value	Commitments	(if currently eligible)	Notice Period
First Eagle Global CL I	$271,462	n/a	Daily	None
Parnasus Core Equity Investor CL	$305,626	n/a	Daily	None
Columbia Flexible Income CL A	$271,076	n/a	Daily	None

As of April 30, 2016 and July 31, 2015, the Company's marketable securities were classified as follows:

	April 30, 2016				July 31, 2015
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Available-for-sale:
Mutual funds	$475,702	$115,019	$–	$590,721	$719,245	$131,639	$2,720	$848,164
Equity securities	676,198	168,724	1,951	842,971	445,227	168,113	–	613,340
	$1,151,900	$283,743	$1,951	$1,433,692	$1,164,472	$299,752	$2,720	$1,461,504

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position at April 30, 2016 are as follows:

	April 30, 2016		July 31, 2015
		Less Than		Less Than
	Fair Value	12 Months	Fair Value	12 Months
Corporate stock	$215,529	$1,951	$–	$–
Mutual funds	–	–	271,076	2,720
	$215,529	$1,951	$271,076	$2,720

Investment income consists of the following:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2016	2015	2016	2015
Gain (loss) on sale of marketable securities	$1,539	$6,069	$(36,999)	$6,455
Interest income	3,785	860	5,450	2,147
Dividend income	4,329	6,596	48,344	37,467
Total	$9,653	$13,525	$16,795	$46,069

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

The Company derives rental income from forty-nine tenants, of which one tenant accounted for 18.59% and another tenant accounted for 15.92% of rental income during the nine months ended April 30, 2016. No other tenant accounted for more than 10% of rental income during the same period.

The Company has one irrevocable Letter of Credit totaling $230,000 at April 30, 2016 and July 31, 2015 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgage:

			April 30, 2016		July 31, 2015
Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	3.54%	2/01/20	$155,450	$5,669,564	$150,763	$5,786,525

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

6.	Property and Equipment – at cost:

	April 30	July 31
	2016	2015
Property:
Buildings and improvements	$77,487,792	$76,289,486
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	1,648,748	639,042
	86,682,357	84,474,345
Less accumulated depreciation	37,608,211	36,413,975
Property - net	49,074,146	48,060,370

Fixtures and equipment and other:
Fixtures and equipment	144,544	144,544
Other fixed assets	236,809	235,623
	381,353	380,167
Less accumulated depreciation	232,609	249,145
Fixtures and equipment and other - net	148,744	131,022

Property and equipment - net	$49,222,890	$48,191,392

Construction in progress includes:
	April 30	July 31
	2016	2015
Building improvements at 9 Bond Street in Brooklyn, NY	$–	$144,041
Building improvements at 25 Elm Place in Brooklyn, NY	1,648,748	495,001
	$1,648,748	$639,042

7.	Note Payable - Related Party:

On December 15, 2004, the Company borrowed $1,000,000 on an unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The former director passed away in November 2012 and the note is currently an asset of the estate of the former director. Interest payments pursuant to the note have been assigned to a trust provided for by the will of the deceased former director. The loan has been repeatedly renewed to its current maturity date of December 15, 2016 at an interest rate of 5% per annum. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payment of interest is $12,500. The interest paid was $37,500 for the nine months ended April 30, 2016 and 2015, respectively.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $96,653 and $292,371 for the three and nine months ended April 30, 2016, respectively, and $70,811 and $281,306 as contributions to the Plan for the three and nine months ended April 30, 2015, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $11,428 and $41,020 for the three and nine months ended April 30, 2016, respectively, and $10,853 and $34,761 for the three and nine months ended April 30, 2015, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Supplemental disclosure:	Nine Months Ended
	April 30
	2016	2015
Interest paid, net of capitalized interest of $49,084 (2016)
and $6,367 (2015)	$159,082	$280,522
Income taxes paid	$87,804	$387,163

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gains (loss) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three and nine months ended April 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$142,579	$158,751	$196,033	$129,412

Other comprehensive income, net of tax effect:
Unrealized gains (loss) on available-for-sale
securities	66,213	31,369	(15,241)	83,708
Tax effect	(23,000)	(14,000)	5,000	(37,000)
Unrealized gains (loss) on available-for-sale
securities, net of tax effect	43,213	17,369	(10,241)	46,708

Ending balance, net of tax effect	$185,792	$176,120	$185,792	$176,120

13.	Entry into a Material Definitive Agreement:

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

Because of defective workmanship and breach of contract, the Company commenced litigation against a contractor to pay damages and return in full $376,467 of a deposit paid when work commenced to replace a roof on the Fishkill, New York building. As of April 30, 2016, this deposit is included in other assets on the Condensed Consolidated Balance Sheet in security deposits. Based on limited information available at this time, the Company cannot predict the outcome of this matter and expects to vigorously pursue this contractor until the deposit is returned and damages are paid.

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

Results of Operations:

Three months ended April 30, 2016 compared to the three months ended April 30, 2015:

In the three months ended April 30, 2016, the Company reported net income of $451,391, or $.22 per share. In the comparable three months ended April 30, 2015, the Company reported net income of $421,962, or $.21 per share.

Revenues in the current three months decreased to $4,675,138 from $4,739,448 in the comparable 2015 three months primarily due to non-payment of rent from a retail tenant, who vacated the building in December 2015, at the Nine Bond Street building in Brooklyn, New York, partially offset by a new office tenant at the same building.

Real estate operating expenses in the current three months decreased to $2,508,975 from $2,588,714 in the comparable 2015 three months primarily due to decreases in utility costs and licenses and permits, partially offset by increases in maintenance costs.

Administrative and general expenses in the current three months increased to $1,037,323 from $918,865 in the comparable 2015 three months primarily due to New York State and New York City capital based franchise taxes of $117,150 which were included in 2016 and there were none in 2015.

Depreciation and amortization expense in the current three months increased to $408,886 from $402,260 in the comparable 2015 three months.

There was a $500 gain on disposition of property and equipment in the three months ended April 30, 2016 versus a loss of $27,648 in the comparable period in 2015.

Interest expense exceeded investment income in the current three months by $25,063 and by $50,999 in the comparable 2015 three months. The decrease was due to capitalized interest expense.

Nine months ended April 30, 2016 compared to the nine months ended April 30, 2015:

In the nine months ended April 30, 2016, the Company reported net income of $1,075,492, or $.53 per share. In the comparable nine months ended April 30, 2015, the Company reported net income of $1,189,547, or $.59 per share.

Revenues in the current nine months decreased to $13,851,806 from $14,085,997 in the comparable 2015 nine months primarily due to non-payment of rent from a retail tenant, who vacated the building in December 2015, at the Nine Bond Street building in Brooklyn, New York, partially offset by a new office tenant at the same building.

Real estate operating expenses in the current nine months increased to $7,488,630 from $7,383,648 in the comparable 2015 nine months primarily due to increases in real estate taxes, maintenance costs and payroll costs partially offset by decreases in utility costs and licenses and permits.

Administrative and general expenses in the current nine months increased to $3,357,776 from $3,041,595 in the comparable 2015 nine months primarily due to New York State and New York City capital based franchise taxes of $181,203 which were included in 2016 and there were none in 2015. Also legal and professional costs and payroll costs increased in 2016.

Depreciation and amortization expense in the current nine months decreased to $1,223,036 from $1,287,067 in the comparable 2015 nine months primarily due to expiring depreciation on the Fishkill, New York building.

There was a $500 gain on disposition of property and equipment in the nine months ended April 30, 2016 versus a loss of $27,648 in the comparable period in 2015.

Interest expense exceeded investment income in the current nine months by $141,372 and by $219,492 in the comparable 2015 nine months. The decrease was due to a lower interest expense due to a lower interest rate on the refinanced mortgage with a bank in the 2015 year and capitalized interest expense, partially offset by a loss on the sale of securities in the 2016 year.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $4,819,753 at April 30, 2016.

In November 2014, the Company entered into a lease agreement with an existing tenant to occupy an additional 5,640 square feet of office space at the Jowein building in Brooklyn, New York. Rent commenced in February 2016.

In May 2015, the Company entered into a 20 year lease agreement with a new tenant (cancellation clause after the 10th year) to occupy 17,425 square feet of office space at the Jowein building in Brooklyn, New York. Rent is anticipated to commence in late 2016. The amount of brokerage commissions and construction costs will be approximately $500,000 and $2,000,000, respectively. The construction is expected to be completed in the fall of 2016.

A tenant who occupies 2,000 square feet of office space at its Jamaica, New York building, terminated its lease as of December 31, 2015. The loss in rental income will be $42,000 per annum. The Company is actively seeking through brokers, tenants to occupy the vacated space.

The Company was in litigation with a retail tenant who occupied 7,401 square feet at its Nine Bond Street Brooklyn, New York building for non-payment of rent since June 2015. The tenant vacated the premises in December 2015. The Company has only accrued rent in the amount of the security deposit held, which is two months’ rent. The Company is in negotiations with a retail tenant for such space.

In March 2016, the Company extended a lease with a retail tenant who occupies 126,996 square feet at the Company’s Nine Bond Street Brooklyn, New York property. The original expiration date was April 29, 2021 and was extended until January 31, 2036. The tenant also has two five year option periods.

In April 2016, a tenant who occupies 5,500 square feet of retail space at the Company’s Jowein building in Brooklyn, New York extended its lease for an additional five year period ending on September 30, 2021.

In April 2016, the Company extended a lease with an office tenant who occupies 11,128 square feet at the Company’s Nine Bond Street Brooklyn, New York property. The original expiration date was April 29, 2021 and was extended until January 31, 2036. The tenant also has two five year option periods.

In April 2016, the Company extended a lease with a warehouse tenant who occupies 8,500 square feet at the Company’s 25 Elm Place Brooklyn, New York property. The original expiration date was April 29, 2021 and was extended until January 31, 2036. The tenant also has two five year option periods.

In May 2016, an office tenant who occupies 1,558 square feet at the Company’s Nine Bond Street Brooklyn, New York Property extended its lease for an additional five year period ending on July 31, 2021.

Cash Flows From Operating Activities:

Deferred Charges: The Company incurred expenditures in the amount of $63,105 for brokerage commissions for an existing office tenant at the Company’s Nine Bond Street building in Brooklyn, New York who renewed its lease for an additional five years.

Payroll and Other Accrued Liabilities: The Company had a balance due at April 30, 2016 for brokerage commissions of $316,038. Brokerage commissions in the amount of $352,877 were paid in the nine months ended April 30, 2016.

Cash Flows From Investing Activities:

The Company had expenditures of $106,986 for the nine months ended April 30, 2016 at its Jamaica, New York building for renovations for an existing tenant. The project was completed in February 2016. The Company also had expenditures of $31,040 for elevator upgrades which were completed in January 2016 and February 2016, respectively.

The Company had expenditures of $1,153,748 for the nine months ended April 30, 2016, for a new office tenant at its Jowein building in Brooklyn, New York. The cost of the project will be approximately $2,000,000 of which $1,648,748 has been paid. The project is anticipated to be completed in the fall of 2016. The Company also had an expenditure of $135,000 for a new roof which was completed in September 2015 and $23,408 for a loading dock upgrade which was completed in March 2016.

The Company had expenditures of $274,645 for the nine months ended April 30, 2016 for construction costs at its Fishkill, New York building. The projects were completed in January 2016.

The Company had expenditures of $325,700 in the nine months ended April 30, 2016 for new roofs at the Company's Nine Bond Street, Brooklyn, New York building. The projects were all completed by March 2016. The Company also had expenditures of $91,986 for a new boiler. The total cost of the project was $236,027 and was completed in February 2016. The Company also had expenditures of $35,178 for elevator upgrades which were completed in April 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2016, the Company had fixed-rate debt of $6,825,014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A
(10)	Material contracts	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
	(31.1) Chief Executive Officer	23
	(31.2) Chief Financial Officer	24
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	25
(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant during the three months ended April 30, 2016.

Items reported:

The Company reported its financial results for the three and six months ended January 31, 2016.
Date of report filed - March 3, 2016.

The Company reported the election of a director to the Board of Directors.
Date of report filed - March 17, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 1, 2016	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	June 1, 2016	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer