Form 10-K
period 2016-07-31
MAYS J W INC
filed 2016-10-06
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________

FORM 10-K
__________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: July 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $22,057,982 as of January 31, 2016 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of September 2, 2016 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
in which the Document
Document	is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2016	Parts I and II
Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2016

PART I

ITEM 1. BUSINESS.

J.W. Mays, Inc. (the “Company” or “Registrant”) with executive offices at 9 Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 “Properties”. The Company’s business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

The Company has 30 employees and has a contract, expiring November 30, 2016, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 23% of its employees. The Company considers that its labor relations with its employees and union are good.

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

Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2016 Annual Report to Shareholders, incorporated herein by reference. The property owned which is held subject to mortgage is the Brooklyn Fulton Street at Bond Street building.

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

The property is currently leased to twenty-one tenants of which nine are retail tenants, two are fast food restaurants and ten occupy office space. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (33.42%) and the other tenant occupies office space (15.06%).

The Company was in litigation with a retail tenant who occupied 7,401 square feet for non-payment of rent since June 2015. The tenant vacated the premises in December 2015. The Company has only accrued rent in the amount of the security deposit held, which is two months’ rent. The loss in rents is approximately $450,000 per annum. The Company is actively seeking through brokers tenants to occupy the space.

In November 2015, the Company extended a lease with a retail tenant who occupies 1,000 square feet. The original expiration date was November 30, 2015 and was extended until November 30, 2020.

In March 2016, the Company extended a lease with a retail tenant who occupies 126,996 square feet. The original expiration date was April 29, 2021 and was extended until January 31, 2036. The tenant also has two five year option periods.

In April 2016, the Company extended a lease with an office tenant who occupies 11,128 square feet. The original expiration date was April 29, 2021 and was extended until January 31, 2036. The tenant also has two five year option periods.

In May 2016, an office tenant who occupies 1,558 square feet extended its lease for an additional five year period ending on July 31, 2021.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2012	72.28%	7/31/2017	3	26,578	$939,311	5.393
7/31/2013	74.73%	7/31/2018	2	3,363	87,442.502
7/31/2014	76.21%	7/31/2019	2	57,909	975,341	5.600
7/31/2015	77.08%	7/31/2020	1	1,000	41,520.238
7/31/2016	76.44%	7/31/2021	5	23,797	1,230,916	7.068
		7/31/2022	1	2,000	103,205.593
		7/31/2023	1	2,160	69,000.396
		7/31/2024	1	1,140	64,477.370
		7/31/2025	1	3,080	109,958.631
		7/31/2032	2	28,218	855,849	4.914
		7/31/2036	2	138,124	3,275,465	18.807
			21	287,369	$7,752,484	44.512

The Company uses 17,810 square feet of available space.

As of July 31, 2016 the federal tax basis is $21,847,382 with accumulated depreciation of $10,829,240 for a net carrying value of $11,018,142. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $1,628,487 per year and the rate used is averaged at $11.377 per $100 of assessed valuation.

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to eleven tenants of which two are retail stores, one is a fast food restaurant, one is for warehouse space and seven leases are for office space.

In November 2014, the Company entered into a lease agreement with an existing tenant to occupy an additional 5,640 square feet of office space. Occupancy and rent commenced in December 2015 and February 2016, respectively.

In May 2015, the Company entered into a 20 year lease agreement with a new tenant (cancellation clause after the 10th year) to occupy 17,425 square feet of office space. Occupancy and rent is anticipated to commence in November 2016 and February 2017, respectively. The amount of brokerage commissions and construction costs will be approximately $500,000 and $2,000,000, respectively.

In April 2016, a tenant who occupies 5,500 square feet of retail space extended its lease for an additional five year period ending on September 30, 2021.

In April 2016, the Company extended a lease with a warehouse tenant who occupies 8,500 square feet. The original expiration date was April 29, 2021 and was extended until January 31, 2036. The tenant also has two five year option periods.

In July 2016, an office tenant who occupies 13,460 square feet extended its lease for an additional seven year period ending June 30, 2023.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2012	76.38%	7/31/2017	1	305	$2,420.014
7/31/2013	61.45%	7/31/2019	3	73,288	1,925,558	11.056
7/31/2014	70.49%	7/31/2021	1	500	34,673.199
7/31/2015	68.83%	7/31/2022	1	5,500	126,851.728
7/31/2016	70.70%	7/31/2023	1	13,460	318,421	1.828
		7/31/2025	1	23,004	423,335	2.431
		7/31/2036	1	8,500	29,372.169
		7/31/2037	1	17,425	—	.000
		7/31/2059	1	19,437	114,550.658
			11	161,419	$2,975,180	17.083

As of July 31, 2016 the federal tax basis is $7,443,176 with accumulated depreciation of $3,837,029 for a net carrying value of $3,606,147. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $539,671 per year and the rate used is averaged at $11.282 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

The building is owned and the land is leased from an affiliated company. The lease expires July 31, 2027. The property is currently leased to ten tenants: six are retail tenants and four occupy office space. Four tenants each occupy in excess of 10% of the rentable square footage: two retail stores occupy 15.86% and 17.68%, respectively; and two office tenants occupy 14.23% and 12.83%, respectively. Approximately 23,000 square feet of the building is available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

A tenant who occupies 2,000 square feet of office space terminated its lease as of December 31, 2015. In July 2016, the Company leased these premises to an existing tenant at an increased rental.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage to
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2012	81.14%	7/31/2017	3	71,825	$1,446,126	8.303
7/31/2013	80.30%	7/31/2019	1	40,109	887,715	5.097
7/31/2014	75.41%	7/31/2020	1	42,250	1,127,530	6.474
7/31/2015	80.50%	7/31/2021	2	472	47,200.271
7/31/2016	80.16%	7/31/2024	1	25,954	406,706	2.335
		7/31/2026	1	6,021	174,160	1.000
		7/31/2027	1	52,444	606,189	3.481
			10	239,075	$4,695,626	26.961

As of July 31, 2016 the federal tax basis is $12,918,164 with accumulated depreciation of $8,116,930 for a net carrying value of $4,801,234. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $410,612 per year and the rate used is averaged at $11.645 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. In October 2013, the Company leased 99,992 square feet to a retail tenant. Occupancy commenced in November 2013 and rent commenced in March 2014. There are approximately 100,000 square feet of the building available for lease. There are plans to renovate vacant space upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2012	—	7/31/2019	1	99,992	$283,250	1.626
7/31/2013	—
7/31/2014	29.62%
7/31/2015	47.39%
7/31/2016	47.39%

As of July 31, 2016 the federal tax basis is $10,779,753 with accumulated depreciation of $9,041,039 for a net carrying value of $1,738,714. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $157,446 per year and the rate used is averaged at $3.15 per $100 of assessed valuation.

5.	Levittown, New York—Hempstead Turnpike

The Company owns the entire property. In October 2006, the Company entered into a lease agreement with a restaurant. The restaurant constructed a new 10,000 square foot building, which opened in May 2008. Ownership of the building reverts to the Company at the conclusion of the leasing arrangement, currently August 16, 2017.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2012	100.00%	7/31/2018	Building	10,000	$396,889	2.279
7/31/2013	100.00%		Land	75,800
7/31/2014	100.00%		1	85,800
7/31/2015	100.00%
7/31/2016	100.00%

The real estate taxes for this property are $178,425 per year and the rate used is averaged at $957.32 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The lease expired May 14, 2009, and there was one renewal option for twenty-one years, which the Company exercised in April 2008. The leasehold is currently subleased to one tenant for use as a bank. The bank occupies 85.01% of the property. The sublease expires in May 2030, with no renewal options. A fast food restaurant which occupied the remaining 14.99% of the property, vacated the premises in June 2014. The loss in annual rental revenue is approximately $200,000. The Company is utilizing brokers to actively seek tenants to occupy the vacated space. Currently there are no plans for additional improvements to this property.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2012	89.38%	7/31/2030	1	113,400	$739,410	4.246
7/31/2013	100.00%
7/31/2014	98.75%
7/31/2015	85.01%
7/31/2016	85.01%

The real estate taxes for this property are $247,023 per year and the rate used is averaged at $792.12 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

The Company owns the entire property. The property is currently leased to two tenants. The tenants use these premises for warehouse and distribution facilities. One tenant’s lease agreement was executed for a five year period, with a right to cancel after three years, for 75,000 square feet to November 11, 2010 at which time the tenant occupied 30,000 square feet on a month to month basis. In October 2013, the tenant signed a lease agreement for a five year period to occupy 48,000 square feet and in May 2015 signed a modification of lease to occupy 72,000 square feet. In August 2016, this tenant signed a further modification of lease to occupy 84,000 square feet. The other tenant’s lease agreement was executed in May 2015, for a five-year period effective June 1, 2015, and allows the tenant to have permanent space of 108,000 square feet.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2012	77.75%	7/31/2019	1	84,000	$184,953	1.062
7/31/2013	72.41%	7/31/2020	1	108,000	258,243	1.483
7/31/2014	78.36%		2	192,000	$443,196	2.545
7/31/2015	91.54%
7/31/2016	96.72%

As of July 31, 2016 the federal tax basis is $4,466,746 with accumulated depreciation of $3,194,603 for a net carrying value of $1,272,143. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $31,872 per year and the rate used is averaged at $4.53 per $100 of assessed valuation.

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

As consideration under the Amendment, Bond agreed to pay the Company a total of $3,500,000. Upon execution of the Amendment, the Company recorded $3,500,000 to deferred revenue to be amortized to revenue to temporally vacate the premises over the expected vacate period of 36 months. Bond tendered $2,250,000 simultaneously with the execution of the Amendment, and the balance due of $1,250,000 on June 16, 2015 had been received by the Company.

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

See Note 10 to the Consolidated Financial Statements contained in the 2016 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

Because of defective workmanship and breach of contract, the Company commenced litigation against a contractor to pay damages and return in full $376,467 of a deposit paid when work commenced to replace a roof on the Fishkill, New York building. As of July 31, 2015, this deposit was included in other assets on the consolidated balance sheet in security deposits. The Company cannot predict the outcome of this matter and expects to vigorously pursue this contractor until the deposit is returned and damages are paid. As there is a reasonable possibility the contractor will not pay the Company in full, a charge to real estate operating expenses in the amount of $279,213 was recorded as of July 31, 2016, the difference between the deposit amount when work commenced and outstanding invoices due the contractor.

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

The following is the sales price range per share of J. W. Mays, Inc. common stock during the fiscal years ended July 31, 2016 and 2015:

	Sales Price
Three Months Ended	High	Low
October 31, 2015	$63.20	$55.00
January 31, 2016	57.90	54.91
April 30, 2016	55.00	46.00
July 31, 2016	57.87	47.62

October 31, 2014	$64.25	$46.00
January 31, 2015	54.65	47.00
April 30, 2015	55.00	47.00
July 31, 2015	57.00	47.13

The quotations were obtained for the respective periods from the National Association of Securities Dealers, Inc. There were no dividends declared in either of the two fiscal years.

On September 2, 2016, the Company had approximately 800 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2016 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the year ended July 31, 2016 we did not repurchase any of our outstanding equity securities.

PERFORMANCE GRAPH

The following graph sets forth a five- year comparison of cumulative total shareholder return for the Company, the Standard & Poor’s 500 Stock-Index (“S&P 500”), and a Peer Group. The graph assumes the investment of $100 at the close of trading July 31, 2011 in the common stock of the Company, the S&P 500 and the Peer Group, and the reinvestment of all dividends, although the Company did not pay a dividend during this five-year period.

Comparison of Five-Year Cumulative Total Return*
J. W. MAYS, INC., Standard & Poor’s 500 And Peer Group
(Performance Results Through 7/31/16)

	7/31/2011	7/31/2012	7/31/2013	7/31/2014	7/31/2015	7/31/2016
J. W. MAYS, INC.	100.00	116.67	161.52	364.12	321.52	287.88
Standard & Poor’s 500	100.00	109.13	138.53	162.00	180.16	190.27
Peer Group	100.00	92.40	97.05	125.11	118.14	133.58
____________________

Assumes $100 invested at the close of trading 7/31/11 in J. W. MAYS, INC. common stock, Standard & Poor’s 500 and Peer Group.

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

ITEM 6. SELECTED FINANCIAL DATA.

The information appearing under the heading “Summary of Selected Financial Data” on page 2 of the Registrant’s 2016 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Registrant’s 2016 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2016, the Company had fixed-rate debt of $6,786,525.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 6, 2016, appearing on pages 4 through 23 of the Registrant’s 2016 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 5, 6, and 7 hereof, the 2016 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2016, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2016, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

Reports on Form 8-K - One report on Form 8-K was filed by the Company during the three months ended July 31, 2016.

Item reported - The Company reported its financial results for the three and nine months ended April 30, 2016.

Date of report filed - June 2, 2016

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed August 1, 2014).

First Became
		Business Experience During	Such Officer
Name	Age	the Past Five Years	or Director
Lloyd J. Shulman	74	President	November, 1978
Co-Chairman of the Board
		and President	June, 1995
Chairman of the Board
		and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	62	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	65	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	66	Vice President	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

ITEM 11. COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Compensation”, “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees paid by the Company (on a cash basis) to its independent registered public accounting firm, D’Arcangelo & Co., LLP, for the fiscal years 2016 and 2015.

	Fiscal Year	Fiscal Year
	2016	2015
Audit fees	$107,020	$136,006
Tax fees	51,060	63,260
Other fees	6,570	17,330
Total	$164,650	$216,596

Audit Fees for fiscal year 2016 and fiscal year 2015 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

Tax Fees and Other Fees for fiscal year 2016 and fiscal year 2015 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.

The Consolidated Financial Statements and report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 6, 2016, set forth on pages 4 through 23 of the Company’s 2016 Annual Report to Shareholders.

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

	(10)	Statement re computation of per share earnings—not applicable.

	(11)	Statement re computation of ratios—not applicable.

	(12)	Annual Report to security holders.

	(13)	Code of ethics—not applicable.

	(16)	Letter re change in certifying auditors—not applicable.

	(18)	Letter re change in accounting principles—not applicable.

	(21)	Subsidiaries of the registrant.

	(22)	Published report re matters submitted to vote of security holders—not applicable.

	(24)	Power of attorney—none.

	(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.

	(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.1—Chief Executive Officer 31.2—Chief Financial Officer

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sec. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.
(Registrant)

October 6, 2016	By:	LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board
Principal Executive Officer
President
Principal Operating Officer

October 6, 2016	By:	MARK S. GREENBLATT
Mark S. Greenblatt
Vice President and Treasurer
Principal Financial Officer

October 6, 2016	By:	WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President
and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 6, 2016
Lloyd J. Shulman	Officer, President, Chief Operating
Officer and Director

MARK S. GREENBLATT	Vice President, Treasurer and Director	October 6, 2016
Mark S. Greenblatt

ROBERT L. ECKER	Director	October 6, 2016
Robert L. Ecker

JOHN J. PEARL	Director	October 6, 2016
John J. Pearl

DEAN L. RYDER	Director	October 6, 2016
Dean L. Ryder

JACK SCHWARTZ	Director	October 6, 2016
Jack Schwartz

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2016, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (page 23)

Consolidated Balance Sheets (pages 4 and 5)

Consolidated Statements of Income and Retained Earnings (page 6)

Consolidated Statements of Comprehensive Income (page 7)

Consolidated Statements of Cash Flows (page 8)

Notes to Consolidated Financial Statements (pages 9-21)

Report of Management (page 22)

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

____________________

SCHEDULE II

J.W. MAYS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2016	2015	2014
Allowance for net unrealized gains (losses) on marketable securities:
Balance, beginning of year	$297,031	$236,412	$333,633
Additions (deletions)	103,510	60,619	(97,221)
Balance, end of year	$400,541	$297,031	$236,412

SCHEDULE III

J.W. MAYS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
July 31, 2016

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I
				Cost Capitalized								Life on Which
				Subsequent to		Gross Amount at Which Carried						Depreciation in
		Initial Cost to Company		Acquisition		At Close of Period						Latest Income
			Building &		Carried		Building &		Accumulated	Date of	Date	Statement is
Description	Encumbrances	Land	Improvements	Improvements	Cost	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
Office and Rental Buildings
Brooklyn, New York
Fulton Street at Bond Street	$5,786,525	$3,901,349	$7,403,468	$22,090,157	$—	$3,901,349	$29,493,625	$33,394,974	$11,589,363	Various	Various	(1) (2)
Jamaica, New York
Jamaica Avenue at 169th Street	—	—	3,215,699	16,319,534	—	—	19,535,233	19,535,233	10,171,768	1959	1959	(1) (2)
Fishkill, New York
Route 9 at Interstate Highway 84	—	594,723	7,212,116	4,872,441	—	594,723	12,084,557	12,679,280	8,813,635	10/74	11/72	(1)
Brooklyn, New York
Jowein Building Fulton Street	—	1,324,957	728,327	14,552,304	—	1,324,957	15,280,631	16,605,588	4,852,873	1915	1950	(1) (2)
and Elm Place
Levittown, New York Hempstead
Turnpike	—	125,927	—	—	—	125,927	—	125,927	—	4/69	6/62	(1)
Circleville, Ohio
Tarlton Road	—	120,849	4,388,456	86,520	—	120,849	4,474,976	4,595,825	2,581,171	9/92	12/92	(1)
Total(A)	$5,786,525	$6,067,805	$22,948,066	$57,920,956	$—	$6,067,805	$80,869,022	$86,936,827	$38,008,810
____________________

(1)	Building and improvements	18–40 years
(2)	Improvements to leased property	3–40 years

(A)	Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $340,023 and Accumulated Depreciation thereon of $203,303 at July 31, 2016.

	Year Ended July 31,
	2016	2015	2014
Investment in Real Estate
Balance at Beginning of Year	$84,474,345	$82,092,994	$78,547,467
Improvements	2,462,482	2,426,491	3,545,527
Retirements	—	(45,140)	—
Balance at End of Year	$86,936,827	$84,474,345	$82,092,994
Accumulated Depreciation
Balance at Beginning of Year	$36,413,975	$34,773,376	$33,097,163
Additions Charged to Costs and Expenses	1,594,835	1,658,091	1,676,213
Retirements	—	(17,492)	—
Balance at End of Year	$38,008,810	$36,413,975	$34,773,376

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

(22)		Published report re matters submitted to vote of security holders—not applicable

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