Form 10-Q
period 2016-10-31
MAYS J W INC
filed 2016-12-08
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2016

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
Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____    Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No   X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at December 8, 2016
Common Stock, $1 par value	2,015,780 shares

This report contains 24 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – October 31, 2016 (unaudited)
and July 31, 2016	3
Condensed Consolidated Statements of Operations and Retained Earnings
– Three months ended October 31, 2016 and 2015 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income
– Three months ended October 31, 2016 and 2015 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Three months ended October 31, 2016 and 2015 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	16 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II - Other Information:
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits and Reports on Form 8-K	19-20

Signatures	21

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	22
31.2 - Chief Financial Officer	23

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	24

Part 1 - Financial Information
      Item 1 - Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31	July 31
	2016	2016
	(Unaudited)	(Audited)
ASSETS
Property and Equipment - Net (Notes 5 and 6)	$49,168,430	$49,064,737

Current Assets:
Cash and cash equivalents (Note 4)	6,016,061	5,228,826
Receivables (Note 4)	581,410	293,317
Income taxes refundable	13,897	17,004
Prepaid expenses	926,073	1,553,217
Total current assets	7,537,441	7,092,364

Other Assets:
Deferred charges	3,348,031	3,348,031
Less: accumulated amortization	1,468,867	1,404,267
Net	1,879,164	1,943,764
Security deposits	1,161,485	1,159,338
Unbilled receivables (Notes 4 and 8)	2,127,814	2,222,846
Marketable securities (Notes 3 and 4)	2,002,818	2,062,205
Total other assets	7,171,281	7,388,153

TOTAL ASSETS	$63,877,152	$63,545,254

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgage payable (Note 5)	$5,538,505	$5,572,477
Security deposits payable	902,117	897,965
Payroll and other accrued liabilities	60,916	90,917
Deferred Income Taxes (Note 1)	4,825,000	4,617,000
Total long-term debt	11,326,538	11,178,359

Current Liabilities:
Accounts payable	84,931	80,343
Payroll and other accrued liabilities	2,207,945	2,153,850
Deferred revenue (Note 13)	729,166	1,020,833
Other taxes payable	4,203	6,963
Current portion of note payable - related party (Note 7)	1,000,000	1,000,000
Current portion of long-term debt (Note 5)	135,397	133,969
Total current liabilities	4,161,642	4,395,958

TOTAL LIABILITIES	15,488,180	15,574,317

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$113,000 at October 31, 2016 and $136,000 at July 31, 2016	220,551	264,541
Retained earnings	43,931,731	43,469,706
	49,676,824	49,258,789
Less common stock held in treasury, at cost - 162,517
shares at October 31, 2016 and at July 31, 2016 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	48,388,972	47,970,937

Contingencies (Note 14)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$63,877,152	$63,545,254

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended
	October 31
	2016	2015
	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,480,288	$4,277,394
Recovery of real estate taxes	10,952	–
Revenue to temporarily vacate lease (Note 13)	291,667	291,667
Total revenues	4,782,907	4,569,061

Expenses
Real estate operating expenses	2,527,935	2,408,599
Administrative and general expenses	1,090,603	1,055,982
Depreciation and amortization (Note 6)	412,627	406,750
Total expenses	4,031,165	3,871,331

Income from operations before investment income,
interest expense and income taxes	751,742	697,730

Investment income and interest expense:
Investment income (Note 3)	3,161	7,222
Interest expense (Notes 5, 7 and 10)	(61,878)	(64,577)
	(58,717)	(57,355)

Income from operations before income taxes	693,025	640,375
Income taxes provided	231,000	239,000
Net income	462,025	401,375

Retained earnings, beginning of period	43,469,706	41,951,946
Retained earnings, end of period	$43,931,731	$42,353,321

Income per common share (Note 2)	$.23	$.20

Dividends per share	$–	$–

Average common shares outstanding	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 31
	2016	2015
	(Unaudited)	(Unaudited)
Net income	$462,025	$401,375

Unrealized (loss) on available-for-sale securities:
Unrealized (losses) arising during the period,
net of taxes (benefit) of ($23,000) and ($11,000) for the three
months ended October 31, 2016 and 2015, respectively,	(43,990)	(19,404)

Comprehensive income	$418,035	$381,971

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$462,025	$401,375

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	412,627	406,750
Amortization of deferred charges	64,600	80,879
Amortization of deferred finance costs	5,718	5,700
Realized loss on sale of marketable securities	7,421	-
Other assets - unbilled receivables	95,032	94,936
Deferred income taxes	231,000	239,000
Deferred revenue	(291,667)	(291,667)
Changes in:
Receivables	(288,093)	131,187
Income taxes refundable	3,107	(174,654)
Prepaid expenses	627,144	578,417
Accounts payable	4,588	29,509
Payroll and other accrued liabilities	24,094	(207,296)
Other taxes payable	(2,760)	(2,709)
Cash provided by operating activities	1,354,836	1,291,427

Cash Flows From Investing Activities:
Capital expenditures	(516,320)	(821,347)
Security deposits	(2,147)	(3,679)
Marketable securities:
Receipts from sales or maturities	115,173	-
Payments for purchases	(130,197)	(9,541)
Cash (used) by investing activities	(533,491)	(834,567)

Cash Flows From Financing Activities:
Increase - security deposits	4,152	1,579
Mortgage and other debt payments	(38,262)	(36,895)
Cash (used) by financing activities	(34,110)	(35,316)

Increase in cash and cash equivalents	787,235	421,544

Cash and cash equivalents at beginning of period	5,228,826	4,085,704

Cash and cash equivalents at end of period	$6,016,061	$4,507,248

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2016 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2016. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2017.

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

As of July 31, 2015 and 2016, the Company has a federal net operating loss approximating $6,609,000 and $6,576,000, respectively, which is available to offset future taxable income. In addition, as of July 31, 2015 and July 31, 2016, the Company had state and city net operating loss carryforwards of approximately $9,000,000 and $8,943,000, respectively, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

New York State and New York City taxes for years through July 31, 2015 were calculated using the higher of taxes based on income or the respective capital-based franchise taxes. In April 2014, the New York State governor signed into law legislation overhauling the New York State franchise tax on corporations. The changes in the law were effective for the Company’s year ended July 31, 2016. The state capital-based tax will be phased out over a 7-year period. The Company anticipates New York State taxes will be based on capital through 2022, and New York City taxes will be based on capital for the foreseeable future. Capital based franchise taxes are recorded to administrative and general expense.

Due to the application of the capital-based tax while the net operating loss still applies, or due to the possible absence of State taxable income in the years beyond 2022 to which the State loss can be carried, the Company has not recorded the tax benefit of its New York State and New York City net operating loss carryforwards.

Recently issued accounting standards not yet adopted:

In May 2014, the FASB issued 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) establishing ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting in fiscal years that begin after December 15, 2016. ASU 2015-14 extended the implementation date for fiscal years beginning after December 31, 2017. The adoption of the update on August 1, 2018 is not expected to have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016- 12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 is intended to increase transparency and comparability among organizations of accounting for leasing arrangements. This guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Entities will be required to recognize and measure leases as of the earliest period presented using a modified retrospective approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning August 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2016 and October 31, 2015.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the three months ended October 31, 2016 and July 31, 2016.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at October 31, 2016 and July 31, 2016.

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

	Fair value measurements at reporting date

	Total				Total
	October 31,				July 31,
Description	2016	Level 1	Level 2	Level 3	2016	Level 1	Level 2	Level 3
Assets:
Marketable securities -
available-for-sale	$2,002,818	$2,002,818	$–	$–	$2,062,205	$2,062,205	$–	$–

As of October 31, 2016 and July 31, 2016, the Company's marketable securities were classified as follows:

	October 31, 2016				July 31, 2016
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Available-for-sale:
Mutual funds	$552,628	$134,648	$–	$687,276	$551,573	$143,026	$–	$694,599
Equity securities	1,116,639	200,736	1,833	1,315,542	1,110,091	258,869	1,354	1,367,606
	$1,669,267	$335,384	$1,833	$2,002,818	$1,661,664	$401,895	$1,354	$2,062,205

The Company's debt and equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position are as follows:

	October 31, 2016		July 31, 2016
		Less Than		Less Than
	Fair Value	12 Months	Fair Value	12 Months
Corporate equity securities	$116,396	$1,833	$120,288	$1,354

Investment income consists of the following:

	Three Months Ended
	October 31
	2016	2015
Loss on sale of marketable securities	$(7,421)	$–
Interest income	3,304	909
Dividend income	7,278	6,313
Total	$3,161	$7,222

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from forty-nine tenants, of which one tenant accounted for 18.66%, another tenant accounted for 15.10% and a third tenant accounted for 10.52% of rental income during the three months ended October 31, 2016. The three months ended October 31, 2015 had one tenant account for 18.81% and another tenant account for 15.56% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

The Company has one irrevocable Letter of Credit totaling $230,000 at October 31, 2016 and July 31, 2016 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgage:
			October 31, 2016		July 31, 2016
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	3.54%	2/1/2020	$158,269	$5,589,994	$156,846	$5,629,679
Less: Deferred financing costs			22,872	51,489	22,877	57,202
Total			$135,397	$5,538,505	$133,969	$5,572,477

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

6.	Property and Equipment – at cost:

	October 31	July 31
	2016	2016
Property:
Buildings and improvements	$78,063,803	$77,693,718
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	1,843,527	1,697,292
	87,453,147	86,936,827
Less accumulated depreciation	38,410,937	38,008,810
Property - net	49,042,210	48,928,017

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	195,478	195,478
	340,023	340,023
Less accumulated depreciation	213,803	203,303
Fixtures and equipment and other - net	126,220	136,720

Property and equipment - net	$49,168,430	$49,064,737

Construction in progress includes:

	October 31	July 31
	2016	2016
Building improvements at 9 Bond Street in Brooklyn, NY	$114,695	$–
Building improvements at 25 Elm Place in Brooklyn, NY	1,728,832	1,697,292
	$1,843,527	$1,697,292

7.	Note Payable - Related Party:

On December 15, 2004, the Company borrowed $1,000,000 on an unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The former director passed away in November 2012 and the note is currently an asset of the estate of the former director. Interest payments pursuant to the note have been assigned to a trust provided for by the will of the deceased former director. The loan has been repeatedly renewed to its current maturity date of December 15, 2016 at an interest rate of 5% per annum. The note is prepayable in whole or in part at any time without penalty. The constant quarterly payment of interest is $12,500. The interest paid was $12,500 for each of the three month periods ended October 31, 2016 and 2015. It is the intention of the Company to pay this loan in full upon its maturity.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $102,509 and $97,423 as contributions to the Plan for the three months ended October 31, 2016 and 2015, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $12,611 and $13,153 for the three months ended October 31, 2016 and 2015, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2015
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2015
Plan used extended amortization provisions in status
calculation:	Yes
Minimum required contribution:	None
Employer contributing greater than 5% of Plan
contributions for year ended December 31, 2015:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes

The contract expired November 30, 2016 and the Company is in the process of negotiating an extension of the contract until November 30, 2019.

10.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Three Months Ended
	October 31
	2016	2015
Interest paid, net of capitalized interest of $2,742 (2016)
and $11,348 (2015)	$61,994	$64,690
Income taxes paid	$50,946	$231,654

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized (loss) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three months ended October 31, 2016 and 2015 is as follows:

	Three Months Ended
	October 31
	2016	2015
	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$264,541	$196,033

Other comprehensive income, net of tax effect:
Unrealized (loss) on available-for-sale securities	(65,636)	(30,404)
Tax effect	22,500	11,000
Unrealized (loss) on available-for-sale
securities, net of tax effect	(43,136)	(19,404)

Amounts reclassified from accumulated other
comprehensive income, net of tax effect:
Unrealized (loss) on available-for-sale securities reclassified	(1,354)	-
Tax effect	500	-
Amount reclassified, net of tax effect	(854)	-

Ending balance, net of tax effect	$220,551	$176,629

A summary of the line items in the Consolidated Statements of Income and Retained Earnings affected by the amounts reclassified from accumulated other comprehensive income is as follows:

Details about accumulated other	Affected line item in the statement
comprehensive income components	where net income is presented
----------------------------------------------------------	---------------------------------------------------
Other comprehensive income reclassified	Investment income
tax effect	Income taxes provided

13.	Entry into a Material Definitive Agreement:

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

Due to defective workmanship and breach of contract, the Company continues to pursue damages and return in full of a $376,467 deposit paid a contractor when work commenced to replace a roof on the Fishkill, New York building. There is a reasonable possibility the Company will not be paid in full and a charge to real estate operating expenses in the amount of $279,213 was recorded for the fiscal year ended July 31, 2016. Following initial court decisions in this matter, another $141,132 was charged to operating expenses as of October 31, 2016.

Item 2.

J. W. MAYS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements disclose our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on pages 7 and 8 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 9 through 12 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2016).

Results of Operations:

Three months ended October 31, 2016 compared to the three months ended October 31, 2015:

In the three months ended October 31, 2016, the Company reported net income of $462,025, or $.23 per share. In the comparable three months ended October 31, 2015, the Company reported net income of $401,375, or $.20 per share.

Revenues in the current three months increased to $4,782,907 from $4,569,061 in the comparable 2015 three months primarily due to increased rental income from existing tenants.

The recovery of real estate taxes in the current three months in the amount of $10,952, net of legal expenses, represents recovery of prior years’ real estate taxes from one of the Company’s properties. The comparable 2015 three months did not have a recovery of real estate taxes.

Real estate operating expenses in the current three months increased to $2,527,935 from $2,408,599 in the comparable 2015 three months primarily due to increases in real estate taxes and a charge for litigation against a contractor in the amount of $141,132 (see Note 14), partially offset by decreases in utility costs and leasing commission costs.

Administrative and general expenses in the current three months increased to $1,090,603 from $1,055,982 in the comparable 2015 three months primarily due to increases in payroll costs, medical costs and directors fees, partially offset by decreases in legal and professional costs

Depreciation and amortization expense in the current three months increased to $412,627 from $406,750 in the comparable 2015 three months primarily due to improvements in the Nine Bond Street building in Brooklyn, New York.

Interest expense exceeded investment income in the current three months by $58,717 and by $57,355 in the comparable 2015 three months.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $6,016,061 at October 31, 2016.

In May 2015, the Company entered into a 20 year lease agreement with a new tenant (cancellation clause after the 10th year) to occupy 17,425 square feet of office space at the Jowein building in Brooklyn, New York. Occupancy is anticipated to commence in December 2016 and rent is anticipated to commence in March 2017. The amount of brokerage commissions and construction costs were $496,266 and $1,749,431, respectively. The construction was completed in November 2016.

In August 2016, a tenant at the Company’s Circleville, Ohio property leased an additional 12,000 square feet of warehouse space effective August 16, 2016.

In October 2016, a tenant at the Company’s Levittown, New York property extended its lease for an additional five years expiring May 3, 2023.

In October 2016, a tenant who occupies 2,680 square feet of retail space at the Company’s Jamaica, New York property vacated the space. The space was leased to an existing tenant at a higher annual rental income effective November 2016.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities: The Company had a balance due at October 31, 2016 for brokerage commissions of $256,105. Brokerage commissions in the amount of $60,005 were paid in the three months ended October 31, 2016.

Cash Flows From Investing Activities:

The Company had expenditures of $370,085 for the three months ended October 31, 2016 at its Jowein, New York building for renovations for an existing tenant. The cost of the project was $370,085 and was completed in September 2016.

The Company had expenditures of $31,540 for the three months ended October 31, 2016, for a new office tenant at its Jowein building in Brooklyn, New York. The cost of the project was $1,749,431 of which $1,728,832 has been paid. The project was completed in November 2016.

The Company had expenditures of $114,695 in the three months ended October 31, 2016 for façade restoration work at the Company’s Nine Bond Street, Brooklyn, New York building. The cost of the project was $199,883 and was completed in December 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2016, the Company had fixed-rate debt of $6,748,263.

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

Item 1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A
(10)	Material contracts	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	22
	(31.2) Chief Financial Officer	23
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	24
(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – One report on Form 8-K was filed by the registrant during the three months ended October 31, 2016.

Items reported:
The Company reported its financial results for the three months and year ended July 31, 2016. Date of report filed - October 6, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 8, 2016	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	December 8, 2016	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer