Form 10-Q
period 2017-01-31
MAYS J W INC
filed 2017-03-09
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2017

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
Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____    Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No   X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2017
Common Stock, $1 par value	2,015,780 shares

This report contains 25 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – January 31, 2017 (unaudited)
and July 31, 2016	3
Condensed Consolidated Statements of Operations and Retained Earnings
– Three and six months ended January 31, 2017 and 2016 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income
– Three and six months ended January 31, 2017 and 2016 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Six months ended January 31, 2017 and 2016 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	16 - 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II - Other Information:
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20-21

Signatures	22

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	23
31.2 - Chief Financial Officer	24

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	25

Part 1 - Financial Information
       Item 1 - Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	July 31
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Property and Equipment - Net (Notes 5 and 6)	$49,316,647	$49,064,737

Current Assets:
Cash and cash equivalents (Note 4)	5,022,595	5,228,826
Receivables (Note 4)	253,423	293,317
Income taxes refundable	13,705	17,004
Security deposit	13,782	–
Prepaid expenses	1,553,701	1,553,217
Total current assets	6,857,206	7,092,364

Other Assets:
Deferred charges	3,436,477	3,348,031
Less: accumulated amortization	1,534,967	1,404,267
Net	1,901,510	1,943,764
Security deposits	1,149,707	1,159,338
Unbilled receivables (Notes 4 and 8)	2,043,236	2,222,846
Marketable securities (Notes 3 and 4)	2,127,048	2,062,205
Total other assets	7,221,501	7,388,153

TOTAL ASSETS	$63,395,354	$63,545,254

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgage payable (Note 5)	$5,481,302	$5,549,600
Security deposits payable	888,335	897,965
Payroll and other accrued liabilities	60,916	90,917
Deferred Income Taxes (Note 1)	5,021,000	4,617,000
Total long-term debt	11,451,553	11,155,482

Current Liabilities:
Accounts payable	109,398	80,343
Payroll and other accrued liabilities	2,439,764	2,153,850
Security deposit payable	13,782	–
Deferred revenue (Note 13)	437,499	1,020,833
Other taxes payable	13,900	6,963
Current portion of note payable - related party (Note 7)	–	1,000,000
Current portion of long-term debt (Note 5)	159,705	156,846
Total current liabilities	3,174,048	4,418,835

TOTAL LIABILITIES	14,625,601	15,574,317

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$143,000 at January 31, 2017 and $136,000 at July 31, 2016	277,770	264,541
Retained earnings	44,255,293	43,469,706
	50,057,605	49,258,789
Less common stock held in treasury, at cost - 162,517
shares at January 31, 2017 and at July 31, 2016 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	48,769,753	47,970,937

Contingencies (Note 14)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$63,395,354	$63,545,254

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended
	January 31		January 31
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,533,214	$4,315,940	$9,013,502	$8,593,334
Recovery of real estate taxes	–	–	10,952	–
Revenue to temporarily vacate lease (Note 13)	291,667	291,667	583,334	583,334
Total revenues	4,824,881	4,607,607	9,607,788	9,176,668

Expenses
Real estate operating expenses	2,695,314	2,571,056	5,223,249	4,979,655
Administrative and general expenses	1,204,117	1,258,771	2,289,002	2,309,053
Depreciation and amortization (Note 6)	416,673	407,400	829,300	814,150
Total expenses	4,316,104	4,237,227	8,341,551	8,102,858

Income from operations before investment income,
interest expense and income taxes	508,777	370,380	1,266,237	1,073,810

Investment income and interest expense:
Investment income (loss) (Note 3)	35,403	(80)	38,564	7,142
Interest expense (Notes 5, 7 and 10)	(54,618)	(64,574)	(122,214)	(134,851)
	(19,215)	(64,654)	(83,650)	(127,709)

Income from operations before income taxes	489,562	305,726	1,182,587	946,101
Income taxes provided	166,000	83,000	397,000	322,000
Net income	323,562	222,726	785,587	624,101

Retained earnings, beginning of period	43,931,731	42,353,321	43,469,706	41,951,946
Retained earnings, end of period	$44,255,293	$42,576,047	$44,255,293	$42,576,047

Income per common share (Note 2)	$.16	$.11	$.39	$.31

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	January 31		January 31
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$323,562	$222,726	$785,587	$624,101

Unrealized gain (loss) on available-for-sale securities:
Unrealized gains (losses) arising during the period,
net of taxes (benefit) of $30,000 and ($17,000) for the three months ended January 31, 2017 and 2016, respectively,
and $7,000 and ($28,000) for the six months ended
January 31, 2017 and 2016, respectively.	57,219	(34,050)	13,229	(53,454)
Comprehensive income	$380,781	$188,676	$798,816	$570,647

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 31
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$785,587	$624,101

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	829,300	814,150
Amortization of deferred charges	130,700	158,679
Deferred finance costs included in interest expense	11,436	11,400
Realized loss on sale of marketable securities	7,421	38,538
Other assets - unbilled receivables	179,610	192,022
- deferred charges	(88,446)	(42,070)
Deferred income taxes	397,000	322,000
Deferred revenue	(583,334)	(583,334)
Changes in:
Receivables	39,894	(51,407)
Real estate tax refundable	–	(16,474)
Income taxes refundable	3,299	97,399
Prepaid expenses	(484)	12,851
Accounts payable	29,055	60,433
Payroll and other accrued liabilities	255,913	(35,620)
Other taxes payable	6,937	6,028
Cash provided by operating activities	2,003,888	1,608,696

Cash Flows From Investing Activities:
Capital expenditures	(1,081,210)	(1,256,843)
Security deposits	(4,151)	78,908
Marketable securities:
Receipts from sales or maturities	115,173	238,663
Payments for purchases	(167,208)	(65,613)
Cash (used) by investing activities	(1,137,396)	(1,004,885)

Cash Flows From Financing Activities:
Increase - security deposits	4,152	(81,007)
Mortgage and other debt payments	(1,076,875)	(74,127)
Cash (used) by financing activities	(1,072,723)	(155,134)

Increase (decrease) in cash and cash equivalents	(206,231)	448,677

Cash and cash equivalents at beginning of period	5,228,826	4,085,704

Cash and cash equivalents at end of period	$5,022,595	$4,534,381

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

As of July 31, 2016, the Company had a federal net operating loss carryforward approximating $6,580,000, which is available to offset future taxable income. In addition, as of July 31, 2016, the Company had state and city net operating loss carryforwards of approximately $10,107,000 and $8,274,000, respectively, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

New York State and New York City taxes for years through July 31, 2015 were calculated using the higher of taxes based on income or the respective capital-based franchise taxes. In April 2014, the New York State governor signed into law legislation overhauling the New York State franchise tax on corporations. The changes in the law were effective for the Company’s year ended July 31, 2016. The state capital-based tax will be phased out over a 7-year period. The Company anticipates New York State taxes will be based on capital through 2021, and New York City taxes will be based on capital for the foreseeable future. Capital based franchise taxes are recorded to administrative and general expense.

Due to the application of the capital-based tax while the net operating loss still applies, or due to the possible absence of State taxable income in the years beyond 2021 to which the State loss can be carried, the Company has not recorded the tax benefit of its New York State and New York City net operating loss carryforwards.

Reclassifications:

The consolidated financial statements for the prior year reflect certain reclassifications to conform with classifications adopted in 2017. These reclassifications have no effect on net income or loss as previously reported.

Recently issued accounting standards not yet adopted:

In May 2014, the FASB issued 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) establishing ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting in fiscal years that begin after December 15, 2016. ASU 2015-14 extended the implementation date for fiscal years beginning after December 31, 2017. The adoption of this ASU on August 1, 2018 is not expected to have a significant impact on our consolidated financial statements.

Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, and ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." The additional ASU's clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resource Group established by the FASB and have the same effective date and transition requirements as ASU 2014-09. The adoption of these updates on August 1, 2018 is not expected to have significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU No. 2016-01 will be effective for interim and annual periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a significant impact on our balance sheet and statement of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 is intended to increase transparency and comparability among organizations of accounting for leasing arrangements. This guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Entities will be required to recognize and measure leases as of the earliest period presented using a modified retrospective approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning August 1, 2019. Early adoption is permitted. The adoption of this guidance is expected to result in an increase in assets and liabilities on the Company’s balance sheet, with no material impact on the statement of operations. However, the ultimate impact of adopting this ASU will depend on the Company’s lease portfolio as of the adoption date.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and six months ended January 31, 2017 and January 31, 2016.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the six months ended January 31, 2017 and year ended July 31, 2016.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at January 31, 2017 and July 31, 2016.

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

	Fair value measurements at reporting date

	Total				Total
	January 31,				July 31,
Description	2017	Level 1	Level 2	Level 3	2016	Level 1	Level 2	Level 3
Assets:
Marketable securities -
available-for-sale	$2,127,048	$2,127,048	$–	$–	$2,062,205	$2,062,205	$–	$–

As of January 31, 2017 and July 31, 2016, the Company's marketable securities were classified as follows:

	January 31, 2017				July 31, 2016
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Available-for-sale:
Mutual funds	$578,697	$148,128	$–	$726,825	$551,573	$143,026	$–	$694,599
Equity securities	1,127,581	272,642	–	1,400,223	1,110,091	258,869	1,354	1,367,606
	$1,706,278	$420,770	$–	$2,127,048	$1,661,664	$401,895	$1,354	$2,062,205

The Company's equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position are as follows:

	January 31, 2017		July 31, 2016
		Less Than		Less Than
	Fair Value	12 Months	Fair Value	12 Months
Corporate equity securities	$–	$–	$120,288	$1,354

Investment income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2017	2016	2017	2016
Loss on sale of marketable securities	$–	$(38,538)	$(7,421)	$(38,538)
Interest income	3,042	756	6,346	1,665
Dividend income	32,361	37,702	39,639	44,015
Total	$35,403	$(80)	$38,564	$7,142

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from forty-nine tenants, of which one tenant accounted for 18.54%, another tenant accounted for 15.00% and a third tenant accounted for 10.50% of rental income during the six months ended January 31, 2017. The six months ended January 31, 2016 had one tenant account for 18.73% and another tenant account for 15.50% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

The Company has one irrevocable Letter of Credit totaling $230,000 at January 31, 2017 and July 31, 2016 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgage:

			January 31, 2017		July 31, 2016
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	3.54%	2/1/2020	$159,705	$5,549,945	$156,846	$5,629,679
Less: Deferred financing costs			–	68,643	–	80,079
Total			$159,705	$5,481,302	$156,846	$5,549,600

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

6.	Property and Equipment – at cost:

	January 31	July 31
	2017	2016
Property:
Buildings and improvements	$80,062,532	$77,693,718
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	386,652	1,697,292
	87,995,001	86,936,827
Less accumulated depreciation	38,817,111	38,008,810
Property - net	49,177,890	48,928,017

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	193,016	195,478
	337,561	340,023
Less accumulated depreciation	198,804	203,303
Fixtures and equipment and other - net	138,757	136,720

Property and equipment - net	$49,316,647	$49,064,737

Construction in progress includes:

	January 31	July 31
	2017	2016
Building improvements at 9 Bond Street in Brooklyn, NY	$386,652	$–
Building improvements at 25 Elm Place in Brooklyn, NY	–	1,697,292
	$386,652	$1,697,292

7.	Note Payable - Related Party:

On December 15, 2004, the Company borrowed $1,000,000 on an unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The former director passed away in November 2012 and the note is currently an asset of the estate of the former director. Interest payments pursuant to the note were assigned to a trust provided for by the will of the deceased former director. The Company paid this loan in full upon its maturity date of December 15, 2016. The constant quarterly payment of interest was $12,500 at an interest rate of 5% per annum. The interest paid was $18,750 for the six months ended January 31, 2017 and $25,000 for the six months ended January 31, 2016.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $92,148 and $194,657 as contributions to the Plan for the three and six months ended January 31, 2017, respectively, and $98,296 and $195,718 as contributions to the Plan for the three and six months ended January 31, 2016, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $14,377 and $26,988 for the three and six months ended January 31, 2017, respectively, and $16,440 and $29,593 as contributions to the Plan for the three and six months ended January 31, 2016, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2015
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2015
Plan used extended amortization provisions in status
calculation:	Yes
Minimum required contribution:	None
Employer contributing greater than 5% of Plan
contributions for year ended December 31, 2015:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2019

10.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Six Months Ended
	January 31
	2017	2016
Interest paid, net of capitalized interest of $11,860 (2017)
and $18,127 (2016)	$117,262	$123,677
Income taxes paid	$104,946	$23,654

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gain (loss) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three and six months ended January 31, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$220,551	$176,629	$264,541	$196,033

Other comprehensive income, net of tax effect:
Unrealized gain (loss) on available-for-sale securities	87,219	(51,050)	21,583	(81,454)
Tax effect	(30,000)	17,000	(7,500)	28,000
Unrealized gain (loss) on available-for-sale
securities, net of tax effect	57,219	(34,050)	14,083	(53,454)

Amounts reclassified from accumulated other
comprehensive income, net of tax effect:
Unrealized (loss) on available-for-sale
securities reclassified	–	–	(1,354)	–
Tax effect	–	–	500	–
Amount reclassified, net of tax effect	–	–	(854)	–

Ending balance, net of tax effect	$277,770	$142,579	$277,770	$142,579

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

Due to defective workmanship and breach of contract, the Company continues to pursue damages and return in full of a $376,467 deposit paid a contractor when work commenced to replace a roof on the Fishkill, New York building. There is a reasonable possibility the Company will not be paid in full and a charge to real estate operating expenses in the amount of $279,213 was recorded for the fiscal year ended July 31, 2016. Following initial court decisions in this matter, another $141,132 was charged to operating expenses on October 31, 2016.

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

Results of Operations:

Three months ended January 31, 2017 compared to the three months ended January 31, 2016:

In the three months ended January 31, 2017, the Company reported net income of $323,562, or $.16 per share. In the comparable three months ended January 31, 2016, the Company reported net income of $222,726, or $.11 per share.

Revenues in the current three months increased to $4,824,881 from $4,607,607 in the comparable 2016 three months primarily due to increased rental income from existing tenants.

Real estate operating expenses in the current three months increased to $2,695,314 from $2,571,056 in the comparable 2016 three months primarily due to increases in real estate taxes, utilities and licenses and permits costs partially offset by decreases in maintenance costs.

Administrative and general expenses in the current three months decreased to $1,204,117 from $1,258,771 in the comparable 2016 three months primarily due to decreases in legal and professional cost, partially offset by increases in medical costs and directors fees.

Depreciation and amortization expense in the current three months increased to $416,673 from $407,400 in the comparable 2016 three months primarily due to improvements in the Nine Bond Street building in Brooklyn, New York.

Interest expense exceeded investment income in the current three months by $19,215 and by $64,654 in the comparable 2016 three months. The decrease is primarily due to a loss on sale of marketable securities in the 2016 three months.

Six months ended January 31, 2017 compared to the six months ended January 31, 2016:

In the six months ended January 31, 2017, the Company reported net income of $785,587, or $.39 per share. In the comparable six months ended January 31, 2016, the Company reported net income of $624,101, or $.31 per share.

Revenues in the current six months increased to $9,607,788 from $9,176,668 in the comparable 2016 six months primarily due to increased rental income from existing tenants.

The recovery of real estate taxes in the current six months in the amount of $10,952, net of legal expenses, represents recovery of prior years’ real estate taxes from one of the Company’s properties. The comparable 2016 six months did not have a recovery of real estate taxes.

Real estate operating expenses in the current six months increased to $5,223,249 from $4,979,655 in the comparable 2016 six months primarily due to increases in real estate taxes, utilities, licenses and permits costs and a charge for litigation against a contractor in the amount of $141,132 (see Note 14), partially offset by decreases in maintenance costs and leasing commission costs.

Administrative and general expenses in the current six months decreased to $2,289,002 from $2,309,053 in the comparable 2016 six months primarily due to decreases in legal and professional cost, partially offset by increases in medical costs and directors fees.

Depreciation and amortization expense in the current six months increased to $829,300 from $814,150 in the comparable 2016 six months primarily due to improvements in the Nine Bond Street building in Brooklyn, New York.

Interest expense exceeded investment income in the current six months by $83,650 and by $127,709 in the comparable 2016 six months. The decrease is primarily due to a loss on sale of marketable securities in the 2016 six months.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $5,022,595 at January 31, 2017.

In May 2015, the Company entered into a 20 year lease agreement with a new tenant (cancellation clause after the 10th year) to occupy 17,425 square feet of office space at the Jowein building in Brooklyn, New York. Occupancy is anticipated to commence in the spring of 2017 and rent is anticipated to commence three months later. The amount of brokerage commissions and construction costs were $496,266 and $1,750,570, respectively. The construction was completed in November 2016.

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

On December 15, 2016, the Company made a payment in the amount of $1,000,000, which was payment in full for the unsecured note to a related party (see Note 7).

In December 2016, a tenant who occupies 47,100 square feet of retail space at the Company’s Jamaica, New York building extended its lease for an additional two years expiring May 31, 2019.

A tenant who occupies 99,992 square feet of retail space at the Company’s Fishkill, New York building will be vacating the space in May 2017. The annual loss in rental income will be approximately $284,000.

In February 2017, a tenant who occupies 25,423 square feet of office space at the Company’s Nine Bond Street, Brooklyn, New York building, whose lease expires on March 31, 2017, extended the lease until December 31, 2017.

In February 2017, a tenant who occupies 41,385 square feet of office space at the Company’s Jowein building in Brooklyn, New York surrendered 10,569 square feet and extended the remaining 30,816 square feet from May 31, 2019 until May 31, 2020. The 10,569 square feet surrendered was leased to a new tenant in February 2017 for a period of five years.

Cash Flows From Operating Activities:

Deferred Charges: The Company incurred expenditures in the amount of $88,446 for brokerage commissions for one new retail tenant and one existing tenant at the Company’s Jamaica, New York building.

Payroll and Other Accrued Liabilities: The Company incurred additional brokerage commissions in the amount of $88,446 which related to one new retail tenant and one existing retail tenant. The Company also made payments for brokerage commissions in the amount of $102,910, which reduced the balance due to $301,646.

Cash Flows From Investing Activities:

The Company had expenditures of $370,085 for the six months ended January 31, 2017 at its Jowein, New York building for renovations for an existing tenant. The cost of the project was $370,085 and was completed in September 2016.

The Company had expenditures of $53,278 for the six months ended January 31, 2017, for a new office tenant at its Jowein building in Brooklyn, New York. The cost of the project was $1,750,570, which has been paid in full as of January 31, 2017. The project was completed in November 2016.

The Company had expenditures of $174,045 in the six months ended January 31, 2017 for façade restoration work at the Company’s Nine Bond Street, Brooklyn, New York building. The cost of the project will be $201,313 and was completed in February 2017. The Company also had expenditures for elevator work in the amount of $212,607. The cost of the project will be approximately $635,000 and will be completed in October 2017. The Company also had expenditures of $139,645 for various other construction projects.

The Company had expenditures of $108,514 in the six months ended January 31, 2017 for various construction projects at its Jamaica, New York building.

Cash Flows From Financing Activities:

On December 15, 2016, the Company made a payment in the amount of $1,000,000, which was payment in full for the unsecured note to a related party (see Note 7).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2017, the Company had fixed-rate debt of $5,709,650.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A
(10)	Material contracts	N/A
(11)	Statement recomputation of per share earnings	N/A
(12)	Statement recomputation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter reunaudited interim financial information	N/A
(18)	Letter rechange in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	23
	(31.2) Chief Financial Officer	24
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	25
(95)	Mine safety disclosure	N/A
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – Two reports on Form 8-K was filed by the registrant during the three months ended January 31, 2017.

Items reported:

The Company reported results of the submission of matters to a vote of security holders. Date of report filed - November 23, 2016.

The Company reported its financial results for the three months ended October 31, 2016. Date of report filed - December 8, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 9, 2017	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	March 9, 2017	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer