Form 10-Q
period 2017-04-30
MAYS J W INC
filed 2017-06-08
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2017

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
Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____    Smaller reporting company    X   .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No   X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at June 8, 2017
Common Stock, $1 par value	2,015,780 shares

This report contains 62 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – April 30, 2017 (unaudited)
and July 31, 2016	3
Condensed Consolidated Statements of Operations and Retained Earnings
– Three and nine months ended April 30, 2017 and 2016 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income
– Three and nine months ended April 30, 2017 and 2016 (unaudited)	5
Condensed Consolidated Statements of Cash Flows
– Nine months ended April 30, 2017 and 2016 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	16 - 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

Part II - Other Information:
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	21 - 22

Signatures	23

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	60
31.2 - Chief Financial Officer	61

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	62

Part 1 - Financial Information
       Item 1 - Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30	July 31
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Property and Equipment - Net (Notes 5 and 6)	$49,447,142	$49,064,737

Current Assets:
Cash and cash equivalents (Note 4)	5,369,079	5,228,826
Receivables (Note 4)	139,672	293,317
Income taxes refundable	22,612	17,004
Security deposit	14,185	–
Prepaid expenses	865,774	1,553,217
Total current assets	6,411,322	7,092,364

Other Assets:
Deferred charges	3,715,026	3,348,031
Less: accumulated amortization	1,605,167	1,404,267
Net	2,109,859	1,943,764
Security deposits	1,279,999	1,159,338
Unbilled receivables (Notes 4 and 8)	2,062,185	2,222,846
Marketable securities (Notes 3 and 4)	2,721,419	2,062,205
Total other assets	8,173,462	7,388,153

TOTAL ASSETS	$64,031,926	$63,545,254

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Debt:
Mortgage payable (Note 5)	$5,445,516	$5,549,600
Security deposits payable	1,018,626	897,965
Payroll and other accrued liabilities	30,459	90,917
Deferred Income Taxes (Note 1)	5,349,000	4,617,000
Total long-term debt	11,843,601	11,155,482

Current Liabilities:
Accounts payable	96,100	80,343
Payroll and other accrued liabilities	2,350,983	2,153,850
Security deposit payable	14,185	–
Deferred revenue (Note 13)	145,832	1,020,833
Other taxes payable	5,400	6,963
Current portion of note payable - related party (Note 7)	-	1,000,000
Current portion of long-term debt (Note 5)	161,123	156,846
Total current liabilities	2,773,623	4,418,835

TOTAL LIABILITIES	14,617,224	15,574,317

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000
authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of
$162,000 at April 30, 2017 and $136,000 at July 31, 2016	316,485	264,541
Retained earnings	44,861,527	43,469,706
	50,702,554	49,258,789
Less common stock held in treasury, at cost - 162,517
shares at April 30, 2017 and at July 31, 2016 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	49,414,702	47,970,937

Contingencies (Notes 9 and 14)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$64,031,926	$63,545,254

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 8)	$4,660,787	$4,383,471	$13,674,289	$12,976,805
Recovery of real estate taxes	–	–	10,952	–
Revenue to temporarily vacate lease (Note 13)	291,667	291,667	875,001	875,001
Total revenues	4,952,454	4,675,138	14,560,242	13,851,806

Expenses
Real estate operating expenses	2,512,506	2,508,975	7,735,755	7,488,630
Administrative and general expenses	1,092,032	1,031,623	3,381,034	3,340,676
Depreciation and amortization (Note 6)	423,791	408,886	1,253,091	1,223,036
(Gain) on disposition of property and equipment	–	(500)	–	(500)
Total expenses	4,028,329	3,948,984	12,369,880	12,051,842

Income from operations before investment income,
interest expense and income taxes	924,125	726,154	2,190,362	1,799,964

Investment income and interest expense:
Investment income (Note 3)	41,906	9,653	80,470	16,795
Interest expense (Notes 5, 7 and 10)	(50,797)	(40,416)	(173,011)	(175,267)
	(8,891)	(30,763)	(92,541)	(158,472)

Income from operations before income taxes	915,234	695,391	2,097,821	1,641,492
Income taxes provided	309,000	244,000	706,000	566,000
Net income	606,234	451,391	1,391,821	1,075,492

Retained earnings, beginning of period	44,255,293	42,576,047	43,469,706	41,951,946
Retained earnings, end of period	$44,861,527	$43,027,438	$44,861,527	$43,027,438

Income per common share (Note 2)	$.30	$.22	$.69	$.53

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$606,234	$451,391	$1,391,821	$1,075,492

Unrealized gain (loss) on available-for-sale securities:
Unrealized gains (losses) arising during the period,
net of taxes (benefit) of $19,000 and $23,000 for the three
months ended April 30, 2017 and 2016, respectively,
and $26,000 and ($5,000) for the nine months ended
April 30, 2017 and 2016, respectively.	38,715	43,213	51,944	(10,241)
Comprehensive income	$644,949	$494,604	$1,443,765	$1,065,251

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 30
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$1,391,821	$1,075,492

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,253,091	1,223,036
Amortization of deferred charges	200,900	238,804
Deferred finance costs included in interest expense	17,154	17,100
Realized (gain) loss on sale of marketable securities	(23,734)	36,999
Gain on disposition of property and equipment	-	(500)
Other assets - unbilled receivables	160,661	288,034
- deferred charges	(366,995)	(63,105)
Deferred income taxes	706,000	497,000
Deferred revenue	(875,001)	(875,001)
Changes in:
Receivables	153,645	457,070
Income taxes refundable	(5,608)	162,399
Prepaid expenses	687,443	603,501
Accounts payable	15,757	56,361
Payroll and other accrued liabilities	136,675	(588,570)
Other taxes payable	(1,563)	(1,536)
Cash provided by operating activities	3,450,246	3,127,084

Cash Flows From Investing Activities:
Capital expenditures	(1,635,496)	(2,254,034)
Security deposits	(134,846)	(34,560)
Marketable securities:
Receipts from sales or maturities	282,434	314,008
Payments for purchases	(839,970)	(338,436)
Cash (used) by investing activities	(2,327,878)	(2,313,022)

Cash Flows From Financing Activities:
Increase - security deposits	134,846	32,261
Mortgage and other debt payments	(1,116,961)	(112,274)
Cash (used) by financing activities	(982,115)	(80,013)

Increase in cash and cash equivalents	140,253	734,049

Cash and cash equivalents at beginning of period	5,228,826	4,085,704

Cash and cash equivalents at end of period	$5,369,079	$4,819,753

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

Recently issued accounting standards not yet adopted:

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) establishing ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting in fiscal years that begin after December 15, 2016. ASU 2015-14 extended the implementation date for fiscal years beginning after December 31, 2017. The adoption of this ASU on August 1, 2018 is not expected to have a significant impact on our consolidated financial statements.

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

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and nine months ended April 30, 2017 and April 30, 2016.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the nine months ended April 30, 2017 and year ended July 31, 2016.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at April 30, 2017 and July 31, 2016.

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

	Fair value measurements at reporting date

	Total				Total
	April 30,				July 31,
Description	2017	Level 1	Level 2	Level 3	2016	Level 1	Level 2	Level 3
Assets:
Marketable securities -
available-for-sale	$2,721,419	$2,721,419	$–	$–	$2,062,205	$2,062,205	$–	$–

As of April 30, 2017 and July 31, 2016, the Company's marketable securities were classified as follows:

	April 30, 2017				July 31, 2016
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Available-for-sale:
Mutual funds	$714,965	$170,613	$–	$885,578	$551,573	$143,026	$–	$694,599
Equity securities	1,527,969	310,161	2,289	1,835,841	1,110,091	258,869	1,354	1,367,606
	$2,242,934	$480,774	$2,289	$2,721,419	$1,661,664	$401,895	$1,354	$2,062,205

The Company's equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position are as follows:

	April 30, 2017		July 31, 2016
		Less Than		Less Than
	Fair Value	12 Months	Fair Value	12 Months
Corporate equity securities	$261,965	$2,289	$120,288	$1,354

Investment income consists of the following:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2017	2016	2017	2016
Gain (loss) on sale of marketable securities	$31,155	$1,539	$23,734	$(36,999)
Interest income	2,941	3,785	9,287	5,450
Dividend income	7,810	4,329	47,449	48,344
Total	$41,906	$9,653	$80,470	$16,795

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from fifty tenants, of which one tenant accounted for 18.32%, another tenant accounted for 14.88% and a third tenant accounted for 10.67% of rental income during the nine months ended April 30, 2017. The nine months ended April 30, 2016 had one tenant account for 18.59%, another tenant account for 15.92% and a third tenant accounted for 10.35% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

The Company has one irrevocable Letter of Credit totaling $230,000 at April 30, 2017 and July 31, 2016 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgage:

			April 30, 2017		July 31, 2016
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	3.54%	2/1/2020	$161,123	$5,508,441	$156,846	$5,629,679
Less: Deferred financing costs			–	62,925	–	80,079
Total			$161,123	$5,445,516	$156,846	$5,549,600

On January 9, 2015, the Company refinanced its loan with a bank for $6,000,000, which included the outstanding balance as of January 2015 in the amount of $5,347,726 and an additional borrowing of $652,274. The loan is for a period of five years with a payment based on a twenty-five year amortization period. The interest rate for this period is fixed at 3.54% per annum. The mortgage loan is secured by the Bond Street building in Brooklyn, New York.

6.	Property and Equipment – at cost:

	April 30	July 31
	2017	2016
Property:
Buildings and improvements	$80,448,661	$77,693,718
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	554,809	1,697,292
	88,549,287	86,936,827
Less accumulated depreciation	39,230,402	38,008,810
Property - net	49,318,885	48,928,017

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	193,016	195,478
	337,561	340,023
Less accumulated depreciation	209,304	203,303
Fixtures and equipment and other - net	128,257	136,720

Property and equipment - net	$49,447,142	$49,064,737

Construction in progress includes:
	April 30	July 31
	2017	2016
Building improvements at 9 Bond Street in Brooklyn, NY	$554,809	$–
Building improvements at 25 Elm Place in Brooklyn, NY	–	1,697,292
	$554,809	$1,697,292

7.	Note Payable - Related Party:

On December 15, 2004, the Company borrowed $1,000,000 on an unsecured basis from a former director of the Company, who at the time was also a greater than 10% beneficial owner of the outstanding common stock of the Company. The former director passed away in November 2012 and the interest payments pursuant to the note were assigned to a trust provided for by the will of the deceased former director. The Company paid this loan in full upon its maturity date of December 15, 2016. The constant quarterly payment of interest was $12,500 at an interest rate of 5% per annum. The interest paid was $18,750 for the nine months ended April 30, 2017 and $37,500 for the nine months ended April 30, 2016.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $100,147 and $294,804 as contributions to the Plan for the three and nine months ended April 30, 2017, respectively, and $96,653 and $292,371 as contributions to the Plan for the three and nine months ended April 30, 2016, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $14,648 and $41,636 for the three and nine months ended April 30, 2017, respectively, and $11,428 and $41,020 as contributions to the Plan for the three and nine months ended April 30, 2016, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2015
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2017
Plan used extended amortization provisions in status
calculation:	Yes
Minimum required contribution:	None
Employer contributing greater than 5% of Plan
contributions for year ended December 31, 2015:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2019

10.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Nine Months Ended
	April 30
	2017	2016
Interest paid, net of capitalized interest of $16,514 (2017)
and $49,084 (2016)	$163,022	$159,082
Income taxes paid	$159,096	$87,804

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gain (loss) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three and nine months ended April 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$277,770	$142,579	$264,541	$196,033

Other comprehensive income, net of tax effect:
Unrealized gain (loss) on available-for-sale securities	99,910	66,213	118,785	(15,241)
Tax effect	(33,500)	(23,000)	(40,000)	5,000
Unrealized gain (loss) on available-for-sale
securities, net of tax effect	66,410	43,213	78,785	(10,241)

Amounts reclassified from accumulated other
comprehensive income, net of tax effect:
Unrealized gain on available-for-sale securities reclassified	(42,195)	-	(40,841)	-
Tax effect	14,500	-	14,000	-
Amount reclassified, net of tax effect	(27,695)	-	(26,841)	-

Ending balance, net of tax effect	$316,485	$185,792	$316,485	$185,792

A summary of the line items in the Condensed Consolidated Statements of Income and Retained Earnings affected by the amounts reclassified from accumulated other comprehensive income is as follows:

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

Results of Operations:

Three months ended April 30, 2017 compared to the three months ended April 30, 2016:

In the three months ended April 30, 2017, the Company reported net income of $606,234, or $.30 per share. In the comparable three months ended April 30, 2016, the Company reported net income of $451,391, or $.22 per share.

Revenues in the current three months increased to $4,952,454 from $4,675,138 in the comparable 2016 three months primarily due to increased rental income from existing tenants.

Real estate operating expenses in the current three months increased to $2,512,506 from $2,508,975 in the comparable 2016 three months primarily due to increases in real estate taxes, utilities and licenses and permits costs partially offset by decreases in maintenance costs.

Administrative and general expenses in the current three months increased to $1,092,032 from $1,031,623 in the comparable 2016 three months primarily due to increases in medical costs and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $423,791 from $408,886 in the comparable 2016 three months primarily due to improvements in the Nine Bond Street building in Brooklyn, New York.

There was a $500 gain on disposition of property and equipment in the three months ended April 30, 2016. There was no gain or loss in the comparable 2017 period.

Interest expense exceeded investment income in the current three months by $8,891 and by $30,763 in the comparable 2016 three months. The decrease is primarily due to a gain on sale of marketable securities in the 2017 three months.

Nine months ended April 30, 2017 compared to the nine months ended April 30, 2016:

In the nine months ended April 30, 2017, the Company reported net income of $1,391,821, or $.69 per share. In the comparable nine months ended April 30, 2016, the Company reported net income of $1,075,492, or $.53 per share.

Revenues in the current nine months increased to $14,560,242 from $13,851,806 in the comparable 2016 nine months primarily due to increased rental income from existing tenants.

The recovery of real estate taxes in the current nine months in the amount of $10,952, net of legal expenses, represents recovery of prior years’ real estate taxes from one of the Company’s properties. The comparable 2016 nine months did not have a recovery of real estate taxes.

Real estate operating expenses in the current nine months increased to $7,735,755 from $7,488,630 in the comparable 2016 nine months primarily due to increases in real estate taxes, utilities, licenses and permits costs and a charge for litigation against a contractor in the amount of $141,132 (see Note 14), partially offset by decreases in maintenance costs and leasing commission costs.

Administrative and general expenses in the current nine months increased to $3,381,034 from $3,340,676 in the comparable 2016 nine months primarily due to increases in payroll costs, medical costs and directors fees partially offset by decreases in legal and professional costs.

Depreciation and amortization expense in the current nine months increased to $1,253,091 from $1,223,036 in the comparable 2016 nine months primarily due to improvements in the Nine Bond Street building in Brooklyn, New York.

There was a $500 gain on disposition of property and equipment in the nine months ended April 30, 2016. There was no gain or loss in the comparable 2017 period.

Interest expense exceeded investment income in the current nine months by $92,541 and by $158,472 in the comparable 2016 nine months. The decrease is primarily due to a gain on sale of marketable securities in the 2017 nine months, whereas the 2016 nine months had a loss on sale of marketable securities.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $5,369,079 at April 30, 2017.

In May 2015, the Company entered into a 20 year lease agreement with a new tenant (cancellation clause after the 10th year) to occupy 17,425 square feet of office space at the Jowein building in Brooklyn, New York. Occupancy commenced in March 2017 and rent will commence three months later. The amount of brokerage commissions and construction costs were $496,266 and $1,750,570, respectively. The construction was completed in November 2016.

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

In February 2017, a tenant who occupies 25,423 square feet of office space at the Company’s Nine Bond Street, Brooklyn, New York building, whose lease expired on March 31, 2017, extended the lease until December 31, 2017.

In February 2017, a tenant who occupies 41,385 square feet of office space at the Company’s Jowein building in Brooklyn, New York surrendered 10,569 square feet and extended the remaining 30,816 square feet from May 31, 2019 until May 31, 2020. The 10,569 square feet surrendered was leased to a new tenant in February 2017 for a period of five years.

In March 2017, the Company leased 7,700 square feet to a medical facility at its Nine Bond Street, Brooklyn, New York building, for a term of ten years with two five year option periods. To accommodate this tenant, an existing tenant surrendered 400 square feet of retail space. The cost of renovations for this tenant will be approximately $420,000 and brokerage commissions will be $216,052. The tenant is anticipated to take occupancy and commence payment of rent in November 2017.

On April 4, 2017, a tenant in our Nine Bond Street building in Brooklyn, New York filed for Chapter 11 protection. This tenant accounted for 2.45% of our annual net rental income for the year ended July 31, 2016. While we cannot ascertain what the effect of this filing will be on the Company, cash flows would be adversely affected by approximately $37,000 per month should the tenant reject the lease and vacate the premises.

A tenant who occupies 99,992 square feet of retail space at the Company’s Fishkill, New York building planned to vacate the space but in May 2017 an agreement was reached giving them occupancy on a month to month basis.

In May 2017, a tenant who occupies 8,300 square feet of office space at the Company’s Jowein building in Brooklyn, New York surrendered 5,000 square feet. The 5,000 square feet surrendered was leased to a new tenant in May 2017 for a period of ten years.

Cash Flows From Operating Activities:

Deferred Charges: The Company incurred expenditures in the amount of $366,995 for brokerage commissions for one new retail tenant and one existing tenant at the Company’s Jamaica, New York building, one new office tenant at the Company’s Jowein building in Brooklyn, New York and one new tenant which is a medical facility at the Company’s Nine Bond Street building in Brooklyn, New York.

Payroll and Other Accrued Liabilities: The Company incurred additional brokerage commissions in the amount of $366,995 which related to one new retail tenant, one existing retail tenant, one new office tenant and one new tenant which is a medical facility. The Company also made payments for brokerage commissions in the amount of $219,407, which reduced the balance due to $463,698.

Cash Flows From Investing Activities:

The Company had expenditures of $370,085 for the nine months ended April 30, 2017 at its Jowein building in Brooklyn, New York for renovations for an existing tenant. The cost of the project was $370,085 and was completed in September 2016. The Company had expenditures of $129,561 for renovations to a new tenant. The cost of the project was $129,561 and was completed in March 2017. The Company also had expenditures of $35,126 for roof projects.

The Company had expenditures of $53,278 for the nine months ended April 30, 2017, for a new office tenant at its Jowein building in Brooklyn, New York. The cost of the project was $1,750,570, which has been paid in full as of April 30, 2017. The project was completed in November 2016.

The Company had expenditures of $221,442 in the nine months ended April 30, 2017 for façade restoration work at the Company’s Nine Bond Street, Brooklyn, New York building. The cost of the project was $221,442 and was completed in March 2017. The Company had expenditures of $115,606 for additional façade work. The cost of the project was $146,767 and was completed in May 2016. The Company had expenditures for elevator work in the amount of $317,699. The cost of the project will be approximately $635,000 and will be completed by October 2017. The Company had expenditures of $216,660 for a new tenant. The cost of the project will be approximately $420,000 and will be completed in June 2017. The Company also had expenditures of $44,488 for various other construction projects.

The Company had expenditures of $108,514 in the nine months ended April 30, 2017 for various construction projects at its Jamaica, New York building.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2017, the Company had fixed-rate debt of $5,669,564.

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

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each originally dated August 1, 2005, and extended as of August 1, 2008, August 1, 2011, and August 1, 2014 have been further extended as of August 1, 2017. Each such Employment Agreement is scheduled to end on July 31, 2020.

Item 6. Exhibits and Reports on Form 8-K
(a) List of Exhibits:
Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A
(10)

Material contracts

Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each originally dated August 1, 2005, were incorporated by reference to Registrant’s Form 8-K dated August 1, 2005. Each of these Employment Agreements had been extended on multiple occasions, the most recent as of August 1, 2017 for three year periods. Each Employment Agreement dated as of August 1, 2017 and scheduled to end on July 31, 2020 is attached as an Exhibit to the Form 10-Q.

24-59
(11)	Statement recomputation of per share earnings	N/A
(12)	Statement recomputation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter reunaudited interim financial information	N/A
(18)	Letter rechange in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	60
	(31.2) Chief Financial Officer	61
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	62
(95)	Mine safety disclosure	N/A
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant during the three months ended April 30, 2017.

Items reported:

The Company reported its financial results for the three and six months ended January 31, 2017. Date of report filed - March 9, 2017.

The Company reported the election of a director to the Board of Directors. Date of report filed – March 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 8, 2017	/s/ Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	June 8, 2017	/s/ Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer