Form 10-K
period 2017-07-31
MAYS J W INC
filed 2017-10-05
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________

FORM 10-K
__________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒  No delinquent filers

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $16,986,951 as of January 31, 2017 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of September 1, 2017 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
in which the Document
Document	is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2017	Parts I and II
Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2017

PART I

ITEM 1. BUSINESS.

J.W. Mays, Inc. (the “Company” or “Registrant”) with executive offices at 9 Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 “Properties”. The Company’s business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

The Company has 30 employees and has a contract, expiring November 30, 2019, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 23% of its employees. The Company considers that its labor relations with its employees and union are good.

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

Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2017 Annual Report to Shareholders, incorporated herein by reference. The property owned which is held subject to mortgage is the Brooklyn Fulton Street at Bond Street building.

1.	Brooklyn, New York—Fulton Street at Bond Street

90% of the property is owned by the Company and the remaining 10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: 12/8/2043 (1 lease) which lease currently has one thirty-year renewal option through 12/8/2073. The Company in July 2012, exercised the first renewal option for thirty years ending 12/8/2043; 4/30/2021 (2 leases), which leases previously had expiration dates of April 30, 2011 and were extended for an additional ten years; and 4/30/2031 (2 leases) which leases previously had expiration dates of April 30, 2011 and were extended for an additional twenty years.

The property is currently leased to twenty-two tenants of which seven are retail tenants, two are fast food restaurants, eleven occupy office space, one is a dental office and one is a medical office. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (33.42%) and the other tenant occupies office space (15.06%).

In February 2017, a tenant who occupies 25,423 square feet of office space whose lease expired on March 31, 2017, extended the lease until December 31, 2017.

In March 2017, the Company leased 7,700 square feet to a medical facility for a term of ten years with two five year option periods. To accommodate this tenant, an existing tenant surrendered 400 square feet of retail space. The cost of renovations for this tenant will be approximately $400,000 and brokerage commissions were $216,052. The tenant is anticipated to take occupancy and commence payment of rent in January 2018.

On April 4, 2017, a tenant filed for Chapter 11 protection. This tenant accounted for 2.33% of our annual net rental income for the year ended July 31, 2017. The tenant vacated the premises in July 2017. The annual loss in rental income will be $442,000.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2013	74.73%	7/31/2018	6	30,026	$1,058,686	5.717
7/31/2014	76.21%	7/31/2019	2	57,909	1,007,433	5.440
7/31/2015	77.08%	7/31/2020	1	1,000	42,000	.227
7/31/2016	76.44%	7/31/2021	4	17,205	833,264	4.500
7/31/2017	75.59%	7/31/2022	1	2,000	103,205	.557
		7/31/2023	1	2,160	69,000	.373
		7/31/2024	1	1,140	64,282	.347
		7/31/2025	1	3,080	112,000	.605
		7/31/2028	1	7,700	—	.000
		7/31/2032	2	28,218	889,627	4.804
		7/31/2036	2	138,124	3,315,657	17.905
			22	288,562	$7,495,154	40.475

The Company uses 17,810 square feet of available space.

As of July 31, 2017 the federal tax basis is $22,247,043 with accumulated depreciation of $11,347,437 for a net carrying value of $10,899,606. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $1,773,245 per year and the rate used is averaged at $11.305 per $100 of assessed valuation.

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to thirteen tenants of which two are retail stores, one is a fast food restaurant, two for warehouse space and eight leases are for office space.

In May 2015, the Company entered into a 20 year lease agreement with a new tenant (cancellation clause after the 10th year) to occupy 17,425 square feet of office space. Occupancy commenced in March 2017 and rent commenced in June 2017. The amount of brokerage commissions and construction costs were $496,266 and $1,750,570, respectively.

In February 2017, a tenant who occupies 41,385 square feet of office space surrendered 10,569 square feet and extended the lease for the remaining 30,816 square feet from May 31, 2019 until May 31, 2020. The 10,569 square feet surrendered was leased to a new tenant in February 2017 for a period of five years.

In May 2017, a tenant who occupies 8,300 square feet of office surrendered 5,000 square feet. The 5,000 square feet surrendered was leased to a new tenant in May 2017 for a period of ten years.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2013	61.45%	7/31/2018	1	5,500	$24,000.130
7/31/2014	70.49%	7/31/2019	2	26,903	942,296	5.089
7/31/2015	68.83%	7/31/2020	1	30,816	948,312	5.121
7/31/2016	70.70%	7/31/2021	1	500	45,826.247
7/31/2017	77.53%	7/31/2022	2	16,069	273,742	1.478
		7/31/2023	1	13,460	434,799	2.348
		7/31/2025	1	23,004	470,515	2.541
		7/31/2028	1	5,000	24,602.133
		7/31/2036	1	8,500	28,972.156
		7/31/2037	1	17,425	212,593	1.148
		7/31/2059	1	19,437	115,842.626
			13	166,614	$3,521,499	19.017

As of July 31, 2017 the federal tax basis is $7,443,176 with accumulated depreciation of $4,027,891 for a net carrying value of $3,415,285. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $625,795 per year and the rate used is averaged at $11.202 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

The building is owned and the land is leased from an affiliated company. The lease expires July 31, 2027. The property is currently leased to nine tenants: five are retail tenants and four occupy office space. Four tenants each occupy in excess of 10% of the rentable square footage: two retail stores occupy 15.86% and 17.66%, respectively; and two office tenants occupy 14.23% and 13.50%, respectively. Approximately 23,000 square feet of the building is available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

In October 2016, a tenant who occupies 2,680 square feet of retail space vacated the space. The space was leased to an existing tenant at a higher annual rental income effective November 2016.

In December 2016, a tenant who occupies 47,100 square feet of retail space extended its lease for an additional two years expiring May 31, 2019.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2013	80.30%	7/31/2019	2	87,209	$1,831,710	9.892
7/31/2014	75.41%	7/31/2020	1	42,250	1,109,133	5.990
7/31/2015	80.50%	7/31/2021	2	472	70,800.382
7/31/2016	80.16%	7/31/2022	1	22,045	502,583	2.714
7/31/2017	80.50%	7/31/2024	1	28,634	544,293	2.939
		7/31/2026	1	6,021	167,612.905
		7/31/2027	1	52,444	787,335	4.252
			9	239,075	$5,013,466	27.074

As of July 31, 2017 the federal tax basis is $12,967,130 with accumulated depreciation of $8,372,805 for a net carrying value of $4,594,325. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $389,540 per year and the rate used is averaged at $11.844 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. In October 2013, the Company leased 99,992 square feet to a retail tenant. Occupancy commenced in November 2013 and rent commenced in March 2014. This tenant planned to vacate the space, but in May 2017, an agreement was reached where they will continue occupancy. There are approximately 100,000 square feet of the building available for lease. There are plans to renovate vacant space upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2013	—	7/31/2019	1	99,992	$288,500	1.558
7/31/2014	29.62%
7/31/2015	47.39%
7/31/2016	47.39%
7/31/2017	47.39%

As of July 31, 2017 the federal tax basis is $10,779,753 with accumulated depreciation of $9,129,487 for a net carrying value of $1,650,266. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $147,845 per year and the rate used is averaged at $3.28 per $100 of assessed valuation.

5.	Levittown, New York—Hempstead Turnpike

The Company owns the entire property. In October 2006, the Company entered into a lease agreement with a restaurant. The restaurant constructed a new 10,000 square foot building, which opened in May 2008. In October 2016, the restaurant extended its lease for an additional five years expiring May 3, 2023. Ownership of the building reverts to the Company at the conclusion of the leasing arrangement, currently May 3, 2023.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2013	100.00%	7/31/2023	Building	10,000	$389,460	2.103
7/31/2014	100.00%		Land	75,800
7/31/2015	100.00%		1	85,800
7/31/2016	100.00%
7/31/2017	100.00%

The real estate taxes for this property are $166,381 per year and the rate used is averaged at $1,072.80 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The lease expired May 14, 2009, and there was one renewal option for twenty-one years, which the Company exercised in April 2008. The leasehold is currently subleased to one tenant for use as a bank. The bank occupies 85.01% of the property. The sublease expires in May 2030, with no renewal options. There is 20,000 square feet of area available for lease.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2013	100.00%	7/31/2030	1	113,400	$759,722	4,103
7/31/2014	98.75%
7/31/2015	85.01%
7/31/2016	85.01%
7/31/2017	85.01%

The real estate taxes for this property are $261,102 per year and the rate used is averaged at $882.05 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2013	72.41%	7/31/2019	1	84,000	$219,216	1.184
7/31/2014	78.36%	7/31/2020	1	108,000	238,007	1.285
7/31/2015	91.54%		2	192,000	$457,223	2.469
7/31/2016	96.72%
7/31/2017	99.04%

As of July 31, 2017 the federal tax basis is $4,466,746 with accumulated depreciation of $3,335,927 for a net carrying value of $1,130,819. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $32,203 per year and the rate used is averaged at $4.58 per $100 of assessed valuation.

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

As consideration under the Amendment, Bond agreed to pay the Company a total of $3,500,000. Upon execution of the Amendment, the Company recorded $3,500,000 to deferred revenue to be amortized to revenue to temporally vacate the premises over the expected vacate period of 36 months. Bond tendered $2,250,000 simultaneously with the execution of the Amendment, and the balance due of $1,250,000 on June 16, 2015 had been received by the Company. The Company is anticipating re-occupying the premises in late 2017.

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

See Note 10 to the Consolidated Financial Statements contained in the 2017 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

ITEM 3. LEGAL PROCEEDINGS.

Due to defective workmanship and breach of contract, the Company continues to pursue damages and return in full of a $376,467 deposit paid a contractor when construction commenced to replace a roof and various other work on the Fishkill, New York building. Both the contractor and subcontractors have claimed the Company tortuously interfered with the construction contracts arguing for fees and costs which approximate $700,000. While the Company strongly disputes the claims, it is possible that the court may rule against the Company and may assess damages in amounts up to approximately $700,000. It is also possible that the court may rule in favor of the Company and that no damages would be awarded against the Company and the Company could obtain an order for the return of all or a portion of amounts previously paid. A charge to real estate operating expenses in the amount of $279,213 was recorded for the fiscal year ended July 31, 2016. Following initial court decisions, another $141,132 was charged to operating expenses on October 31, 2016 and this amount was ordered by the Court to be paid, plus interest, in a judgement dated September 14, 2017. The testimony phase of the trial has been completed and the parties await further decisions and orders of the court.

There are various other lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements.

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

The following is the sales price range per share of J. W. Mays, Inc. common stock during the fiscal years ended July 31, 2017 and 2016:

	Sales Price
Three Months Ended	High	Low
October 31, 2016	$48.50	$42.50
January 31, 2017	46.50	41.50
April 30, 2017	43.00	38.00
July 31, 2017	41.50	33.55

October 31, 2015	$63.20	$55.00
January 31, 2016	57.90	54.91
April 30, 2016	55.00	46.00
July 31, 2016	57.87	47.62

The quotations were obtained for the respective periods from the National Association of Securities Dealers, Inc. There were no dividends declared in either of the two fiscal years.

On September 1, 2017, the Company had approximately 800 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2017 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the year ended July 31, 2017 we did not repurchase any of our outstanding equity securities.

PERFORMANCE GRAPH

The following graph sets forth a five- year comparison of cumulative total shareholder return for the Company, the Standard & Poor’s 500 Stock-Index (“S&P 500”), and a Peer Group. The graph assumes the investment of $100 at the close of trading July 31, 2012 in the common stock of the Company, the S&P 500 and the Peer Group, and the reinvestment of all dividends, although the Company did not pay a dividend during this five-year period.

Comparison of Five-Year Cumulative Total Return*
J. W. MAYS, INC., Standard & Poor’s 500 And Peer Group
(Performance Results Through 7/31/17)

	7/31/2012	7/31/2013	7/31/2014	7/31/2015	7/31/2016	7/31/2017
J. W. MAYS, INC.	$100.00	$138.44	$312.10	$275.58	$246.75	$194.81
Standard & Poor’s 500	$100.00	$126.94	$148.44	$165.09	$174.35	$202.31
Peer Group	$100.00	$105.03	$135.41	$127.87	$144.57	$109.90

____________________

Assumes $100 invested at the close of trading 7/31/12 in J. W. MAYS, INC. common stock, Standard & Poor’s 500 and Peer Group.

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

ITEM 6. SELECTED FINANCIAL DATA.

The information appearing under the heading “Summary of Selected Financial Data” on page 2 of the Registrant’s 2017 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24-28 of the Registrant’s 2017 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2017, the Company had fixed-rate debt of $5,629,679.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 5, 2017, appearing on pages 4 through 22 of the Registrant’s 2017 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 6, and 7 hereof, the 2017 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2017, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2017, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

Reports on Form 8-K - One report on Form 8-K was filed by the Company during the three months ended July 31, 2017.

Item reported - The Company reported its financial results for the three and nine months ended April 30, 2017.

Date of report filed - June 8, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed August 1, 2014 and August 1, 2017).

First Became
		Business Experience During	Such Officer
Name	Age	the Past Five Years	or Director
Lloyd J. Shulman	75	President	November, 1978
		Co-Chairman of the Board and President	June, 1995
		Chairman of the Board and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	63	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	66	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	67	Vice President	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

ITEM 11. COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Compensation” “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees paid by the Company (on a cash basis) to its independent registered public accounting firm, D’Arcangelo & Co., LLP, for the fiscal years 2017 and 2016.

	Fiscal Year	Fiscal Year
	2017	2016
Audit fees	$214,000	$107,020
Tax fees	21,653	51,060
Other fees	4,325	6,570
Total	$239,978	$164,650

Audit Fees for fiscal year 2017 and fiscal year 2016 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

Tax Fees and Other Fees for fiscal year 2017 and fiscal year 2016 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 5, 2017, set forth on pages 4 through 22 of the Company’s 2017 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules.

3.	Exhibits:

	(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

	(3)	Articles of incorporation and by-laws:

(i) Certificate of Incorporation and certificate of amendment.

(ii) By-laws, as amended—incorporated by reference.

	(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above.

	(9)	Voting trust agreement—not applicable.

	(10)	Material contracts:

(i) The J.W. Mays, Inc. Retirement Plan and Trust, Summary Plan Description, effective August 1, 2015.

(ii) Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each dated August 1, 2017—incorporated by reference.

	(11)	Statement re computation of per share earnings—not applicable.

	(12)	Statement re computation of ratios—not applicable.

	(13)	Annual Report to security holders.

	(14)	Code of ethics—not applicable.

	(16)	Letter re change in certifying auditors—not applicable.

	(18)	Letter re change in accounting principles—not applicable.

	(21)	Subsidiaries of the registrant.

	(22)	Published report re matters submitted to vote of security holders—not applicable.

	(24)	Power of attorney—none.

	(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.

	(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.1—Chief Executive Officer 31.2—Chief Financial Officer

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sec. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.
(Registrant)

October 5, 2017	By:	LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board
Principal Executive Officer
President
Principal Operating Officer

October 5, 2017	By:	MARK S. GREENBLATT
Mark S. Greenblatt
Vice President and Treasurer
Principal Financial Officer

October 5, 2017	By:	WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President
and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 5, 2017
Lloyd J. Shulman	Officer, President, Chief Operating
Officer and Director

MARK S. GREENBLATT	Vice President, Treasurer and Director	October 5, 2017
Mark S. Greenblatt

ROBERT L. ECKER	Director	October 5, 2017
Robert L. Ecker

STEVEN GURNEY-GOLDMAN	Director	October 5, 2017
Steven Gurney-Goldman

JOHN J. PEARL	Director	October 5, 2017
John J. Pearl

DEAN L. RYDER	Director	October 5, 2017
Dean L. Ryder

JACK SCHWARTZ	Director	October 5, 2017
Jack Schwartz

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2017, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (page 22)

Consolidated Balance Sheets (pages 4 and 5)

Consolidated Statements of Income and Retained Earnings (page 6)

Consolidated Statements of Comprehensive Income (page 7)

Consolidated Statements of Cash Flows (page 8)

Notes to Consolidated Financial Statements (pages 9-20)

Report of Management (page 21)

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

____________________

SCHEDULE II

J.W. MAYS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2017	2016	2015
Allowance for net unrealized gains on marketable securities:
Balance, beginning of year	$400,541	$297,031	$236,412
Additions	157,935	103,510	60,619
Balance, end of year	$558,476	$400,541	$297,031

SCHEDULE III

J.W. MAYS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
July 31, 2017

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I
Description	Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried At Close of Period			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
		Land	Building & Improvements	Improvements	Carried Cost	Land	Building & Improvements	Total
Office and Rental Buildings
Brooklyn, New York Fulton Street at Bond Street	$5,629,679	$3,901,349	$7,403,468	$23,258,860	$—	$3,901,349	$30,662,328	$34,563,677	$12,254,818	Various	Various	(1) (2)
Jamaica, New York Jamaica Avenue at 169th Street	—	—	3,215,699	16,442,748	—	—	19,658,447	19,658,447	10,560,346	1959	1959	(1) (2)
Fishkill, New York Route 9 at Interstate Highway 84	—	594,723	7,212,116	4,872,441	—	594,723	12,084,557	12,679,280	8,934,697	10/74	11/72	(1)
Brooklyn, New York Jowein Building Fulton Street and Elm Place	—	1,324,957	728,327	15,339,787	—	1,324,957	16,068,114	17,393,071	5,205,736	1915	1950	(1) (2)
Levittown, New York Hempstead Turnpike	—	125,927	—	—	—	125,927	—	125,927	—	4/69	6/62	(1)
Circleville, Ohio Tarlton Road	—	120,849	4,388,456	86,520	—	120,849	4,474,976	4,595,825	2,693,045	9/92	12/92	(1)
Total(A)	$5,629,679	$6,067,805	$22,948,066	$60,000,356	$—	$6,067,805	$82,948,422	$89,016,227	$39,648,642
____________________

(1)	Building and improvements	18–40 years

(2)	Improvements to leased property	3–40 years

(A)	Does not include Office Furniture and Equipment and Transportation Equipment in the amount of $337,560 and Accumulated Depreciation thereon of $220,056 at July 31, 2017.

	Year Ended July 31,
	2017	2016	2015
Investment in Real Estate
Balance at Beginning of Year	$86,936,827	$84,474,345	$82,092,994
Improvements	2,079,400	2,462,482	2,426,491
Retirements	—	—	(45,140)
Balance at End of Year	$89,016,227	$86,936,827	$84,474,345
Accumulated Depreciation
Balance at Beginning of Year	$38,008,810	$36,413,975	$34,773,376
Additions Charged to Costs and Expenses	1,639,832	1,594,835	1,658,091
Retirements	—	—	(17,492)
Balance at End of Year	$39,648,642	$38,008,810	$36,413,975

EXHIBIT INDEX TO FORM 10-K

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable

(3)	(i)	Certificate of incorporation and certificate of amendment

	(ii)	By-laws, as amended—incorporated by reference

(4)		Instruments defining the rights of security holders, including indentures—see Exhibit (3) above

(9)		Voting trust agreement—not applicable

(10)	Material contracts—	(i) Retirement Plan and Trust, Summary Plan Description

(ii) Employment agreements—incorporated by reference

(11)		Statement re computation of per share earnings—not applicable

(12)		Statement re computation of ratios—not applicable

(13)		Annual Report to security holders

(14)		Code of ethics—not applicable

(16)		Letter re change in certifying auditors—not applicable

(18)		Letter re change in accounting principles—not applicable

(21)		Subsidiaries of the registrant

(22)		Published report re matters submitted to vote of security holders—not applicable

(24)		Power of attorney—none

(28)		Information from reports furnished to state insurance regulatory authorities—not applicable

(31)		Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act—1 and 2

31.1—Chief Executive Officer

31.2—Chief Financial Officer

(32)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE