Form 10-Q
period 2017-10-31
MAYS J W INC
filed 2017-12-07
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            No   X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2017
Common Stock, $1 par value	2,015,780 shares

This report contains 25 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – October 31, 2017 (unaudited) and July 31, 2017	3
Condensed Consolidated Statements of Operations and Retained Earnings – Three months ended October 31, 2017 and 2016 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income – Three months ended October 31, 2017 and 2016 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Three months ended October 31, 2017 and 2016 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

Part II - Other Information:
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20 - 21

Signatures	22

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	23
31.2 - Chief Financial Officer	24

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350	25

Part 1 - Financial Information
       Item 1 - Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	October 31 2017	July 31 2017
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$50,078,177	$49,485,089

Current Assets:
Cash and cash equivalents (Note 4)	5,707,685	5,381,195
Receivables (Note 4)	182,128	164,716
Income taxes refundable	31,081	6,891
Restricted cash	15,126	15,905
Prepaid expenses	1,006,410	1,675,019
Total current assets	6,942,430	7,243,726

Other Assets:
Deferred charges	3,465,062	3,465,062
Less: accumulated amortization	1,458,342	1,384,142
Net	2,006,720	2,080,920
Restricted cash	1,283,496	1,279,829
Unbilled receivables (Notes 4 and 7)	1,871,214	1,943,648
Marketable securities (Notes 3 and 4)	2,935,306	2,815,727
Total other assets	8,096,736	8,120,124

TOTAL ASSETS	$65,117,343	$64,848,939

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Liabilities:
Mortgage payable (Note 5)	$5,374,466	$5,409,908
Security deposits payable	1,061,924	1,020,292
Deferred income taxes (Note 1)	5,877,000	5,637,000
Total long-term liabilities	12,313,390	12,067,200

Current Liabilities:
Accounts payable	52,634	79,103
Payroll and other accrued liabilities	2,102,635	2,515,616
Other taxes payable	5,100	8,135
Current portion of mortgage payable (Note 5)	164,044	162,569
Current portion of security deposits Payable	15,126	15,905
Total current liabilities	2,339,539	2,781,328

TOTAL LIABILITIES	14,652,929	14,848,528

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of $225,000 at October 31, 2017 and $190,000 at July 31, 2017	437,084	368,476
Retained earnings	45,790,640	45,395,245
	51,752,266	51,288,263
Less common stock held in treasury, at cost - 162,517 shares at October 31, 2017 and at July 31, 2017 (Note 10)	1,287,852	1,287,852
Total shareholders' equity	50,464,414	50,000,411

Contingencies (Notes 13)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$65,117,343	$64,848,939

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended
	October 31
	2017	2016
	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 7)	$4,785,026	$4,480,288
Recovery of real estate taxes	–	10,952
Revenue to temporarily vacate lease (Note 12)	–	291,667
Total revenues	4,785,026	4,782,907

Expenses
Real estate operating expenses	2,537,875	2,527,935
Administrative and general expenses	1,129,966	1,090,603
Depreciation (Note 6)	432,141	412,627
Total expenses	4,099,982	4,031,165

Income from operations before investment income, interest expense and income taxes	685,044	751,742

Investment income and interest expense:
Investment income (Note 3)	13,329	3,161
Interest expense (Notes 5, 9 and 13)	(92,978)	(61,878)
	(79,649)	(58,717)

Income from operations before income taxes	605,395	693,025
Income taxes provided	210,000	231,000
Net income	395,395	462,025

Retained earnings, beginning of period	45,395,245	43,469,706
Retained earnings, end of period	$45,790,640	$43,931,731

Income per common share (Note 2)	$.20	$.23

Dividends per share	$–	$–

Average common shares outstanding	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 31
	2017	2016
	(Unaudited)	(Unaudited)
Net income	$395,395	$462,025

Unrealized gain (loss) on available-for-sale securities:
Unrealized gains (losses) arising during the period, net of taxes (benefit) of $35,000 and ($23,000) for the three months ended October 31, 2017 and 2016, respectively.	68,608	(43,990)

Comprehensive income	$464,003	$418,035

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$395,395	$462,025

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	432,141	412,627
Amortization of deferred charges	74,200	64,600
Deferred finance costs included in interest expense	5,718	5,718
Realized loss on sale of marketable securities	6	7,421
Other assets - unbilled receivables	72,434	95,032
Deferred income taxes	205,000	231,000
Deferred revenue	-	(291,667)
Changes in:
Receivables	(17,412)	(288,093)
Income taxes refundable	(24,190)	3,107
Prepaid expenses	668,609	627,144
Accounts payable	(26,469)	4,588
Payroll and other accrued liabilities	(412,981)	24,094
Other taxes payable	(3,035)	(2,760)
Cash provided by operating activities	1,369,416	1,354,836

Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,025,229)	(516,320)
Restricted cash	(2,888)	(2,147)
Marketable securities:
Receipts from sales	62	115,173
Payments for purchases	(16,039)	(130,197)
Cash (used) by investing activities	(1,044,094)	(533,491)

Cash Flows From Financing Activities:
Increase - security deposits payable	40,853	4,152
Mortgage and other debt payments	(39,685)	(38,262)
Cash provided (used) by financing activities	1,168	(34,110)

Increase in cash and cash equivalents	326,490	787,235

Cash and cash equivalents at beginning of period	5,381,195	5,228,826

Cash and cash equivalents at end of period	$5,707,685	$6,016,061

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2017 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2017. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2018.

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

As of July 31, 2017, the Company had a federal net operating loss carryforward approximating $5,366,000 which is available to offset future taxable income. In addition, as of July 31, 2017, the Company had state and city net operating loss carryforwards of approximately $10,107,000 and $8,274,000, respectively, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

New York State and New York City taxes are calculated using the higher of taxes based on income or the respective capital-based franchise taxes. In April 2014, the New York State governor signed into law legislation overhauling the New York State franchise tax on corporations. The changes in the law were effective for the Company’s year ended July 31, 2016. The state capital-based tax will be phased out over a 7-year period. The Company anticipates New York State taxes will be based on capital through 2021, and New York City taxes will be based on capital for the foreseeable future. Capital based franchise taxes are recorded to administrative and general expense.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2017 and October 31, 2016.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the three months ended October 31, 2017 and year ended July 31, 2017.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at October 31, 2017 and July 31, 2017.

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

Fair value measurements at reporting date

Description	Total October 31, 2017	Level 1	Level 2	Level 3	Total July 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable securities - available-for-sale	$2,935,306	$2,935,306	$–	$–	$2,815,727	$2,815,727	$–	$–

As of October 31, 2017 and July 31, 2017, the Company's marketable securities were classified as follows:

	October 31, 2017				July 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Noncurrent:
Available-for-sale:
Mutual funds	$718,371	$221,885	$–	$940,256	$716,463	$193,932	$–	$910,395
Equity securities	1,554,851	440,487	288	1,995,050	1,540,788	364,544	–	1,905,332
	$2,273,222	$662,372	$288	$2,935,306	$2,257,251	$558,476	$–	$2,815,727

The Company's equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position are as follows:

	October 31, 2017		July 31, 2017
	Fair Value	Less Than 12 Months	Fair Value	Less Than 12 Months
Corporate equity securities	$14,177	$288	$–	$–

Investment income consists of the following:

	Three Months Ended
	October 31
	2017	2016
Loss on sale of marketable securities	$(6)	$(7,421)
Interest income	3,726	3,304
Dividend income	9,609	7,278
Total	$13,329	$3,161

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from approximately fifty tenants, of which one tenant accounted for 17.78%, another tenant accounted for 14.61% and a third tenant accounted for 12.99% of rental income during the three months ended October 31, 2017. The three months ended October 31, 2016 had one tenant account for 18.66%, another tenant account for 15.10% and a third tenant accounted for 10.52% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

The Company has one irrevocable Letter of Credit totaling $230,000 at October 31, 2017 and July 31, 2017 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgage:

			October 31, 2017		July 31, 2017
	Current Annual Interest Rate	Final Payment Date	Due Within One Year	Due After One Year	Due Within One Year	Due After One Year
Bond St. building, Brooklyn, NY	3.54%	2/1/2020	$164,044	$5,425,950	$162,569	$5,467,110
Less: Deferred financing costs			–	51,484	–	57,202
Total			$164,044	$5,374,466	$162,569	$5,409,908

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

6.	Property and Equipment – at cost:

	October 31	July 31
	2017	2017
Property:
Buildings and improvements	$81,935,951	$80,825,601
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	559,687	644,809
	90,041,455	89,016,227
Less accumulated depreciation	40,069,683	39,648,642
Property - net	49,971,772	49,367,585

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	193,015	193,015
	337,560	337,560
Less accumulated depreciation	231,155	220,056
Fixtures and equipment and other - net	106,405	117,504

Property and equipment - net	$50,078,177	$49,485,089

Construction in progress includes:

	October 31	July 31
	2017	2017
Building improvements at 9 Bond Street in Brooklyn, NY	$46,523	$644,809
Building improvements at 25 Elm Place in Brooklyn, NY	30,266	–
Building improvements at Jamaica, NY building	422,874	–
Building improvements at Fishkill, NY building	60,024	–
	$559,687	$644,809

7.	Unbilled Receivables and Rental Income:
Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

8.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $104,432 and $102,509 as contributions to the Plan for the three months ended October 31, 2017 and 2016, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $15,599 and $12,611 for the three months ended October 31, 2017 and 2016, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial Workers Local 888 Pension Fund

Employer identification number:	13-6367793

Plan number:	001

Date of most recent Form 5500:	December 31, 2016

Certified zone status:	Critical status

Status determination date:	January 1, 2017

Plan used extended amortization provisions in status calculation:	Yes

Minimum required contribution:	Yes

Employer contributing greater than 5% of Plan contributions for year ended December 31, 2016:	Yes

Rehabilitation plan implemented:	Yes

Employer subject to surcharge:	Yes

Contract expiration date:	November 30, 2019

For the plan years 2017-2019, under the pension fund’s rehabilitation plan, the Company agreed to pay a minimum contribution rate equal to 9.1% of the prior year total contribution rate. The Company has 30 employees and has a contract, expiring November 30, 2019, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 23% of its employees. The Company considers that its labor relations with its employees and union are good.

9.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Three Months Ended
	October 31
	2017	2016
Interest paid, net of capitalized interest of $11,549 (2017) and $2,742 (2016)	$87,381	$61,994
Income taxes paid	$78,867	$50,946

10.	Common Stock:
The Company has one class of common stock with identical voting rights and rights to liquidation.
11.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gain (loss) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three months ended October 31, 2017 and 2016 is as follows:

	Three Months Ended
	October 31
	2017	2016
	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$368,476	$264,541

Other comprehensive income, net of tax effect:
Unrealized gain (loss) on available-for-sale securities	103,608	(65,636)
Tax effect	(35,000)	22,500
Unrealized gain (loss) on available-for-sale securities, net of tax effect	68,608	(43,136)

Amounts reclassified from accumulated other comprehensive income, net of tax effect:
Unrealized gain on available-for-sale securities reclassified	-	(1,354)
Tax effect	-	500
Amount reclassified, net of tax effect	-	(854)

Ending balance, net of tax effect	$437,084	$220,551

A summary of the line items in the Condensed Consolidated Statements of Income and Retained Earnings affected by the amounts reclassified from accumulated other comprehensive income is as follows:

Details about accumulated other comprehensive income components	Affected line item in the statement where net income is presented
----------------------------------------------------	---------------------------------------------
Other comprehensive income reclassified tax effect	Investment income Income taxes provided

12.	Entry into a Material Definitive Agreement:

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

As consideration under the Amendment, Bond agreed to pay the Company a total of $3,500,000. Upon execution of the Amendment, the Company recorded $3,500,000 to deferred revenue to be amortized to revenue to temporarily vacate the premises over the expected vacate period of 36 months. Bond tendered $2,250,000 simultaneously with the execution of the Amendment, and the balance due of $1,250,000 on June 16, 2015 had been received by the Company. The Company re-occupied the premises in October 2017.

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

13.	Contingencies:

Due to defective workmanship and breach of contract, the Company continues to pursue damages and return in full of a $376,467 deposit paid a contractor when construction commenced to replace a roof and various other work on the Fishkill, New York building. Both the contractor and subcontractors have claimed the Company tortuously interfered with the construction contracts arguing for fees and costs which approximate $700,000. While the Company strongly disputes the claims, it is possible that the court may rule against the Company and may assess damages in amounts up to approximately $700,000. It is also possible that the court may rule in favor of the Company and that no damages would be awarded against the Company and the Company could obtain an order for the return of all or a portion of amounts previously paid. A charge to real estate operating expenses in the amount of $279,213 was recorded for the fiscal year ended July 31, 2016. Following initial court decisions, another $141,132 was charged to operating expenses on October 31, 2016 and this amount was ordered by the Court to be paid, plus interest in the amount of $48,116, in a judgement dated September 14, 2017. This amount of $189,248 was paid in October 2017. The testimony phase of the trial has been completed and the parties await further decisions and orders of the court.

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements disclose our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on pages 7 and 8 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 9 through 12 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2017).

Results of Operations:

Three months ended October 31, 2017 compared to the three months ended October 31, 2016:

In the three months ended October 31, 2017, the Company reported net income of $395,395, or $.20 per share. In the comparable three months ended October 31, 2016, the Company reported net income of $462,025, or $.23 per share.

Revenues in the current three months increased to $4,785,026 from $4,782,907 in the comparable 2016 three months primarily due to increased rental income from existing tenants, partially offset by revenue to temporarily vacate a lease in the 2016 three months.

The recovery of real estate taxes in the 2016 three months in the amount of $10,952, net of legal expenses, represents recovery of prior years’ real estate taxes from one of the Company’s properties. The comparable 2017 three months did not have a recovery of real estate taxes.

Real estate operating expenses in the current three months increased to $2,537,875 from $2,527,935 in the comparable 2016 three months primarily due to increases in real estate taxes, utilities and maintenance costs, partially offset by a charge for litigation against a contractor in the amount of $141,132 (see Note 13) in the 2016 three months.

Administrative and general expenses in the current three months increased to $1,129,966 from $1,090,603 in the comparable 2016 three months primarily due to increases in medical costs, directors fees and legal and professional costs.

Depreciation and amortization expense in the current three months increased to $432,141 from $412,627 in the comparable 2016 three months primarily due to improvements in the Jowein building in Brooklyn, New York.

Interest expense exceeded investment income in the current three months by $79,649 and by $58,717 in the comparable 2016 three months primarily due to interest on litigation (see Note 13), partially offset by scheduled repayment of debt.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $5,707,685 at October 31, 2017.

In March 2017, the Company leased 7,700 square feet to a medical facility at its Nine Bond Street, Brooklyn, New York building, for a term of ten years with two five year option periods. To accommodate this tenant, an existing tenant surrendered 400 square feet of retail space. The cost of renovations for this tenant will be approximately $400,000 and brokerage commissions were $216,052. The tenant is anticipated to take occupancy and commence payment of rent in the Spring of 2018.

In August, 2017, the Company leased 1,423 square feet of retail space to an existing tenant for a period of 18.5 years at the Company’s Nine Bond Street, Brooklyn, New York building. Rent and occupancy is anticipated to occur in the Spring of 2018.

In September, 2017, an office tenant who occupies 2,000 square feet at the Company’s Jamaica, New York building vacated the space. The loss in annual rent will be $58,000.

In September, 2017, the Company leased 5,167 square feet of retail space to a tenant at the Company’s Nine Bond Street, Brooklyn, New York building for a period of ten years, effective January, 2018. The tenant is currently occupying the premises on a month-to-month basis effective August 1, 2017.

In November, 2017, the Company extended a lease with the existing dental office tenant at its Nine Bond Street, Brooklyn, New York building for an additional ten years, expiring January 15, 2028.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities: The Company had a balance due at October 31, 2017 for brokerage commissions of $310,157. Brokerage commissions in the amount of $99,541 were paid in the three months ended October 31, 2017.

Cash Flows From Investing Activities:

The Company had expenditures for elevator upgrade work in the amount of $227,672 for the three months ended October 31, 2017, at the Company’s Nine Bond Street, Brooklyn, New York building. The total cost of the project was $627,333, and it was completed in October, 2017. The Company had expenditures of $45,006 for a new tenant. The cost of the project will be approximately $400,000 of which $290,154 has been paid, and will be completed in the Spring of 2018. The Company also had expenditures of $221,307 for various other construction projects.

The Company had expenditures for electrical work in the amount of $30,266 for the three months ended October 31, 2017, at its Jowein, Brooklyn, New York building.

The Company had expenditures for elevator upgrade work in the amount of $262,690 for the three months ended October 31, 2017, at the Company’s Jamaica, New York building. The total cost of the project will be approximately $800,000, and is anticipated to be completed in June, 2018. The Company had expenditures of $160,184 for renovation work for two existing tenants. The total cost of the project was $280,000, and was completed in November, 2017. The Company also had expenditures of $18,080 for various other construction projects.

The Company had expenditures for various construction projects in the amount of $60,024 for the three months ended October 31, 2017, at its Fishkill, New York property.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2017, the Company had fixed-rate debt of $5,589,994.

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

Item 1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	Incorporated by reference
(10)	Material contracts	Incorporated by reference
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A
(19)	Report furnished to security holders	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	23
	(31.2) Chief Financial Officer	24
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	25
(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b) Reports on Form 8-K – One report on Form 8-K was filed by the registrant during the three months ended October 31, 2017.

Items reported:

The Company reported its financial results for the three months and year ended July 31, 2017. Date of report filed - October 5, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 7, 2017	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	December 7, 2017	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer