Form 10-Q
period 2018-01-31
MAYS J W INC
filed 2018-03-08
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            No    X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2018
Common Stock, $1 par value	2,015,780 shares

This report contains 25 pages.

J. W. MAYS, INC.

Part 1 - Financial Information
       Item 1 - Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	July 31
ASSETS	2018	2017
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$49,874,957	$49,485,089

Current Assets:
Cash and cash equivalents (Note 4)	5,160,798	5,381,195
Receivables (Note 4)	231,162	164,716
Income taxes refundable	55,192	6,891
Restricted cash	97,719	15,905
Prepaid expenses	1,741,986	1,675,019
Total current assets	7,286,857	7,243,726

Other Assets:
Deferred charges	3,465,062	3,465,062
Less: accumulated amortization	1,532,542	1,384,142
Net	1,932,520	2,080,920
Restricted cash	1,457,843	1,279,829
Unbilled receivables (Notes 4 and 7)	1,805,624	1,943,648
Marketable securities (Notes 3 and 4)	3,131,829	2,815,727
Total other assets	8,327,816	8,120,124

TOTAL ASSETS	$65,489,630	$64,848,939

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Liabilities:
Mortgage payable (Note 5)	$5,338,647	$5,409,908
Security deposits payable	1,223,630	1,020,292
Deferred income taxes (Note 1)	3,566,000	5,637,000
Total long-term liabilities	10,128,277	12,067,200

Current Liabilities:
Accounts payable	69,800	79,103
Payroll and other accrued liabilities	1,985,965	2,515,616
Other taxes payable	14,747	8,135
Current portion of mortgage payable (Note 5)	165,532	162,569
Current portion of security deposits Payable	98,219	15,905
Total current liabilities	2,334,263	2,781,328

TOTAL LIABILITIES	12,462,540	14,848,528

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of $261,000 at January 31, 2018 and $190,000 at July 31, 2017	545,831	368,476
Retained earnings	48,244,569	45,395,245
	54,314,942	51,288,263
Less common stock held in treasury, at cost - 162,517 shares at January 31, 2018 and at July 31, 2017 (Note 10)	1,287,852	1,287,852
Total shareholders' equity	53,027,090	50,000,411

Contingencies (Notes 13)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$65,489,630	$64,848,939

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended
	January 31		January 31
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 7)	$4,791,735	$4,533,214	$9,576,761	$9,013,502
Recovery of real estate taxes	–	–	–	10,952
Revenue to temporarily vacate lease (Note 12)	–	291,667	–	583,334
Total revenues	4,791,735	4,824,881	9,576,761	9,607,788

Expenses
Real estate operating expenses	3,035,072	2,695,314	5,572,947	5,223,249
Administrative and general expenses	1,240,872	1,204,117	2,370,838	2,289,002
Depreciation (Note 6)	435,548	416,673	867,689	829,300
Total expenses	4,711,492	4,316,104	8,811,474	8,341,551

Income from operations before investment income, interest expense and income taxes	80,243	508,777	765,287	1,266,237

Investment income and interest expense:
Investment income (Note 3)	60,893	35,403	74,222	38,564
Interest expense (Notes 5, 9 and 13)	(54,207)	(54,618)	(147,185)	(122,214)
	6,686	(19,215)	(72,963)	(83,650)

Income from operations before income taxes	86,929	489,562	692,324	1,182,587
Income taxes provided (benefit)	(2,367,000)	166,000	(2,157,000)	397,000
Net income	2,453,929	323,562	2,849,324	785,587

Retained earnings, beginning of period	45,790,640	43,931,731	45,395,245	43,469,706
Retained earnings, end of period	$48,244,569	$44,255,293	$48,244,569	$44,255,293

Income per common share (Note 2)	$1.21	$.16	$1.41	$.39

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	January 31		January 31
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$2,453,929	$323,562	$2,849,324	$785,587

Unrealized gain on available-for-sale securities:
Unrealized gains arising during the period, net of taxes of $36,000 and $30,000 for the three months ended January 31, 2018 and 2017, respectively, and $71,000 and $7,000 for the six months ended January 31, 2018 and 2017, respectively.	108,747	57,219	177,355	13,229

Comprehensive income	$2,562,676	$380,781	$3,026,679	$798,816

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 31
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$2,849,324	$785,587

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	867,689	829,300
Amortization of deferred charges	148,400	130,700
Deferred finance costs included in interest expense	11,436	11,436
Realized loss on sale of marketable securities	1,717	7,421
Other assets - unbilled receivables	138,024	179,610
- deferred charges	–	(88,446)
Provision (benefit) for deferred income taxes	(2,142,000)	397,000
Deferred revenue	–	(583,334)
Changes in:
Receivables	(66,446)	39,894
Income taxes refundable	(48,301)	3,299
Prepaid expenses	(66,967)	(484)
Accounts payable	(9,303)	29,055
Payroll and other accrued liabilities	(529,651)	255,913
Other taxes payable	6,612	6,937
Cash provided by operating activities	1,160,534	2,003,888

Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,257,557)	(1,081,210)
Restricted cash	(259,828)	(4,151)
Marketable securities:
Receipts from sales	12,810	115,173
Payments for purchases	(82,274)	(167,208)
Cash (used) by investing activities	(1,586,849)	(1,137,396)

Cash Flows From Financing Activities:
Increase - security deposits payable	285,652	4,152
Mortgage and other debt payments	(79,734)	(1,076,875)
Cash provided (used) by financing activities	205,918	(1,072,723)

Decrease in cash and cash equivalents	(220,397)	(206,231)

Cash and cash equivalents at beginning of period	5,381,195	5,228,826

Cash and cash equivalents at end of period	$5,160,798	$5,022,595

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year and future periods, projections of the proportion of income (or loss), and permanent and temporary differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent the estimated annual effective tax rate changes during a quarter, see below, the effect of the change on prior quarters is included in tax expense for the current quarter.

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

New York State and New York City taxes are calculated using the higher of taxes based on income or the respective capital-based franchise taxes. In April 2014, the New York State governor signed into law legislation overhauling the New York State franchise tax on corporations. The changes in the law were effective for the Company’s year ended July 31, 2016. The state capital-based tax will be phased out over a 7-year period. The Company anticipates New York State taxes will be based on capital through 2021, and New York City taxes will be based on capital for the foreseeable future. Capital-based franchise taxes are recorded to administrative and general expense.

Due to the application of the capital-based tax while the net operating loss still applies, or due to the possible absence of State taxable income in the years beyond 2021 to which the State loss can be carried, the Company has not recorded the tax benefit of its New York State and New York City net operating loss carryforwards.

U.S. Tax Reform:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. As the Company has a July 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a statutory federal rate just over 26% for our fiscal year ending July 31, 2018, and 21 % for subsequent fiscal years. For the quarter ended January 31, 2018, these changes required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net deferred tax benefit of approximately $2.4 million.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities and Exchange Commission has issued rules allowing for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending July 31, 2018.

Recently issued accounting standards not yet adopted:

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) establishing ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting in fiscal years that begin after December 15, 2016. ASU 2015-14 extended the implementation date for fiscal years beginning after December 31, 2017. The adoption of this ASU on August 1, 2018 will not have a significant impact on our consolidated financial statements.

Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, and ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." The additional ASU's clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resource Group established by the FASB and have the same effective date and transition requirements as ASU 2014-09. The adoption of these updates on August 1, 2018 will not have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU No. 2016-01 will be effective for interim and annual periods beginning after December 15, 2017. The adoption of this ASU will not have a significant impact on our balance sheet and statement of operations.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of the ASU will not have a significant impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)”. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017 Tax Act. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We expect to adopt the standard in the interim period ending April 30, 2018. The adoption of this ASU by the Company will result in a reclassification of the stranded tax effects from accumulated other comprehensive income to retained earnings of approximately $92,000.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and six months ended January 31, 2018 and January 31, 2017.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the six months ended January 31, 2018 and year ended July 31, 2017.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at January 31, 2018 and July 31, 2017.

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

	Fair value measurements at reporting date
	Total				Total
	January 31,				July 31,
Description	2018	Level 1	Level 2	Level 3	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities - available-for-sale	$3,131,829	$3,131,829	$–	$–	$2,815,727	$2,815,727	$–	$–

As of January 31, 2018 and July 31, 2017, the Company's marketable securities were classified as follows:

	January 31, 2018				July 31, 2017
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Available-for-sale:
Mutual funds	$770,811	$234,763	$–	$1,005,574	$716,463	$193,932	$–	$910,395
Equity securities	1,554,188	572,067	–	2,126,255	1,540,788	364,544	–	1,905,332
	$2,324,999	$806,830	$–	$3,131,829	$2,257,251	$558,476	$–	$2,815,727

Investment income consists of the following:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2018	2017	2018	2017
Loss on sale of marketable securities	$(1,711)	$–	$(1,717)	$(7,421)
Interest income	3,025	3,042	6,751	6,346
Dividend income	59,579	32,361	69,188	39,639
Total	$60,893	$35,403	$74,222	$38,564

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from approximately fifty tenants, of which one tenant accounted for 17.77%, another tenant accounted for 14.62% and a third tenant accounted for 12.44% of rental income during the six months ended January 31, 2018. The six months ended January 31, 2017 had one tenant account for 18.54%, another tenant account for 15.00% and a third tenant accounted for 10.50% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

The Company has no irrevocable Letters of Credit at January 31, 2018 and had one irrevocable Letter of Credit totaling $230,000 at July 31, 2017 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgage:

			January 31, 2018		July 31, 2017
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	3.54%	2/1/2020	$165,532	$5,384,413	$162,569	$5,467,110
Less: Deferred financing costs			–	45,766	–	57,202
Total			$165,532	$5,338,647	$162,569	$5,409,908

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

6.	Property and Equipment – at cost:

	January 31	July 31
	2018	2017
Property:
Buildings and improvements	$82,313,135	$80,825,601
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	414,832	644,809
	90,273,784	89,016,227
Less accumulated depreciation	40,494,132	39,648,642
Property - net	49,779,652	49,367,585

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	193,015	193,015
	337,560	337,560
Less accumulated depreciation	242,255	220,056
Fixtures and equipment and other - net	95,305	117,504

Property and equipment - net	$49,874,957	$49,485,089

Construction in progress includes:

	January 31	July 31
	2018	2017
Building improvements at 9 Bond Street in Brooklyn, NY	$–	$644,809
Building improvements at Jamaica, NY building	414,832	–
	$414,832	$644,809

7.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

8.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $124,405 and $228,837 as contributions to the Plan for the three and six months ended January 31, 2018, respectively, and $92,148 and $194,657 as contributions to the plan for the three and six months ended January 31, 2017, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $18,557 and $34,156 for the three and six months ended January 31, 2018, respectively, and $14,377 and $26,988 as contributions to the plan for the three and six months ended January 31, 2017, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

For the plan years 2017-2019, under the pension fund’s rehabilitation plan, the Company agreed to pay a minimum contribution rate equal to 9.1% of the prior year total contribution rate. The Company has 29 employees and has a contract, expiring November 30, 2019, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 24% of its employees. The Company considers that its labor relations with its employees and union are good.

9.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash.

Supplemental disclosure:	Six Months Ended January 31
	2018	2017
Interest paid, net of capitalized interest of $13,513 (2018) and $11,860 (2017)	$135,992	$117,262
Income taxes paid (refunded)	$27,494	$(106,899)

10.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

11.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gain (loss) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three and six months ended January 31, 2018 and 2017 is as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$437,084	$220,551	$368,476	$264,541

Other comprehensive income, net of tax effect:
Unrealized gain (loss) on available-for-sale securities	144,747	87,219	248,355	21,583
Tax effect	(36,000)	(30,000)	(71,000)	(7,500)
Unrealized gain on available-for-sale securities, net of tax effect	108,747	57,219	177,355	14,083

Amounts reclassified from accumulated other comprehensive income, net of tax effect:
Unrealized (loss) on available-for-sale securities reclassified	–	–	–	(1,354)
Tax effect	–	–	–	500
Amount reclassified, net of tax effect	–	–	–	(854)

Ending balance, net of tax effect	$545,831	$277,770	$545,831	$277,770

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

Due to defective workmanship and breach of contract, the Company continues to pursue damages and return in full of a $376,467 deposit paid a contractor when construction commenced to replace a roof and various other work on the Fishkill, New York building. Both the contractor and subcontractors have claimed the Company tortuously interfered with the construction contracts arguing for fees and costs which approximate $700,000. While the Company strongly disputes the claims, it is possible that the court may rule against the Company and may assess damages in amounts up to approximately $700,000. It is also possible that the court may rule in favor of the Company and that no damages would be awarded against the Company and the Company could obtain an order for the return of all or a portion of amounts previously paid. A charge to real estate operating expenses in the amount of $279,213 was recorded for the fiscal year ended July 31, 2016. Following initial court decisions, another $141,132 was charged to operating expenses in October, 2016 and this amount was ordered by the Court to be paid, plus interest in the amount of $48,116, in a judgment dated September 14, 2017. This amount of $189,248 was paid in October 2017. The testimony phase of the trial has been completed and the parties await further decisions and orders of the court.

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements disclose our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on pages 7 through 9 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 9 through 12 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2017).

Results of Operations:

Three months ended January 31, 2018 compared to the three months ended January 31, 2017:

In the three months ended January 31, 2018, the Company reported net income of $2,453,929, or $1.21 per share. In the comparable three months ended January 31, 2017, the Company reported net income of $323,562, or $.16 per share. The increase was primarily due to the enactment of the U.S. Tax Act on December 22, 2017. These changes required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net tax benefit of approximately $2.4 million.

Revenues in the current three months decreased to $4,791,735 from $4,824,881 in the comparable 2017 three months primarily due to the decrease in revenue to temporarily vacate a lease in the 2017 three months, partially offset by increased rental income from existing tenants and one new office tenant at the Company’s Jowein building in Brooklyn, New York.

Real estate operating expenses in the current three months increased to $3,035,072 from $2,695,314 in the comparable 2017 three months primarily due to increases in real estate taxes and maintenance costs, partially offset by a decrease in utility costs and license and permit costs.

Administrative and general expenses in the current three months increased to $1,240,872 from $1,204,117 in the comparable 2017 three months primarily due to increases in directors fees, legal and professional costs and pension costs.

Depreciation and amortization expense in the current three months increased to $435,548 from $416,673 in the comparable 2017 three months primarily due to improvements in the Jowein building in Brooklyn, New York.

Investment income exceeded interest expense in the current three months by $6,686 and interest expense exceeded investment income by $19,215 in the comparable 2017 three months primarily due to increased investment income and scheduled repayment of debt.

As explained above, the enactment of the U.S. Tax Act required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net federal tax benefit of approximately $2.4 million. Income taxes provided (benefit) for the current three months changed to a benefit of approximately $2.4 million from an expense of approximately $.2 million in the comparable 2017 three months.

Six months ended January 31, 2018 compared to the six months ended January 31, 2017:

In the six months ended January 31, 2018, the Company reported net income of $2,849,324, or $1.41 per share. In the comparable six months ended January 31, 2017, the Company reported net income of $785,587, or $.39 per share. The increase was primarily due to the enactment of the U.S. Tax Act on December 22, 2017. These changes required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net tax benefit of approximately $2.4 million.

Revenues in the current six months decreased to $9,576,761 from $9,607,788 in the comparable 2017 six months primarily due to the decrease in revenue to temporarily vacate a lease in the 2017 six months, partially offset by increased rental income from existing tenants and one new office tenant at the Company’s Jowein building in Brooklyn, New York.

The recovery of real estate taxes in the 2017 six months in the amount of $10,952, net of legal expenses, represents recovery of prior years’ real estate taxes from one of the Company’s properties. The comparable 2018 three months did not have a recovery of real estate taxes.

Real estate operating expenses in the current six months increased to $5,572,947 from $5,223,249 in the comparable 2017 six months primarily due to increases in real estate taxes and maintenance costs, partially offset by a decrease in utility costs and license and permit costs.

Administrative and general expenses in the current six months increased to $2,370,838 from $2,289,002 in the comparable 2017 six months primarily due to increases in directors fees, legal and professional costs and pension costs.

Depreciation and amortization expense in the current six months increased to $867,689 from $829,300 in the comparable 2017 six months primarily due to improvements in the Jowein building in Brooklyn, New York.

Interest expense exceeded investment income in the current six months by $72,963 and by $83,650 in the comparable 2017 six months. The decrease was primarily due to increased investment income and scheduled repayment of debt partially offset by interest on litigation (see note 13).

As explained above, the enactment of the U.S. Tax Act required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net federal tax benefit of approximately $2.4 million. Income taxes provided (benefit) for the current six months changed to a benefit of approximately $2.1 million from an expense of approximately $.4 million in the comparable 2017 six months.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $5,160,798 at January 31, 2018.

In March 2017, the Company leased 7,700 square feet to a medical facility at its Nine Bond Street, Brooklyn, New York building, for a term of ten years with two five year option periods. To accommodate this tenant, an existing tenant surrendered 400 square feet of retail space. The cost of renovations for this tenant will be approximately $400,000 and brokerage commissions were $216,052. The tenant is anticipated to take occupancy and commence payment of rent in the Fall of 2018.

In August, 2017, the Company leased 1,423 square feet of retail space to an existing tenant for a period of 18.5 years at the Company’s Nine Bond Street, Brooklyn, New York building. Rent and occupancy is anticipated to occur in late 2018.

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

In November, 2017, the Company leased an additional 3,005 square feet to an existing tenant for warehouse space at its Jowein building in Brooklyn, New York.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities: The Company had a balance due at January 31, 2018 for brokerage commissions of $256,105. Brokerage commissions in the amount of $153,593 were paid in the six months ended January 31, 2018.

Provision (Benefit) for Deferred Income Taxes: Enactment of the U.S. Tax Act on December 22, 2017, as explained above, resulted in an estimated net federal tax benefit of approximately $2.4 million. Although the adjustment increased the Company’s net income, it did not increase cash. To reconcile net income to net cash provided by operating activities, provision (benefit) for deferred income taxes changed to a benefit of approximately $2.1 million for the current six months compared to an expense of approximately $.4 million for the comparable 2017 six months.

Cash Flows From Investing Activities:

The Company had expenditures for elevator upgrade work in the amount of $227,672 for the six months ended January 31, 2018, at the Company’s Nine Bond Street, Brooklyn, New York building. The total cost of the project was $627,333, and it was completed in October, 2017. The Company had expenditures of $45,006 for a new tenant. The cost of the project will be approximately $400,000 of which $290,154 has been paid, and is expected to be completed in the fall of 2018. The Company also had expenditures of $282,975 for various other construction projects.

The Company had expenditures for electrical work in the amount of $107,661 for the six months ended January 31, 2018, at its Jowein, Brooklyn, New York building. The work was completed in January, 2018.

The Company had expenditures for elevator upgrade work in the amount of $262,690 for the six months ended January 31, 2018, at the Company’s Jamaica, New York building. The total cost of the project will be approximately $800,000, and is anticipated to be completed in June, 2018. The Company had expenditures of $227,514 for renovation work for two existing tenants. The total cost of the project will be $275,680, and is expected to be completed in March, 2018. The Company also had expenditures of $50,470 for various other construction projects.

The Company had expenditures $53,529 for various construction projects for the six months ended January 31, 2018, at its Fishkill, New York building.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2018, the Company had fixed-rate debt of $5,549,945.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time we are involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material adverse effect on our financial condition, results of operations or cash flows. See also Note 13 to the Company’s Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws.	N/A

(10)	Material contracts	N/A

(11)	Statement re computation of per share earnings	N/A

(12)	Statement re computation of ratios	N/A

(14)	Code of ethics	N/A

(15)	Letter re unaudited interim financial information.	N/A

(18)	Letter re change in accounting principles.	N/A

(19)	Report furnished to security holders.	N/A

(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	23
	(31.2) Chief Financial Officer	24

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	25

(95)	Mine safety disclosure.	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – Two reports on Form 8-K was filed by the registrant during the three months ended January 31, 2018.

Items reported:

The Company reported results of the submission of matters to a vote of security holders.
Date of report filed - November 22, 2017.

The Company reported its financial results for the three months ended October 31, 2017.
Date of report filed - December 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 8, 2018	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	March 8, 2018	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer