Form 10-Q
period 2018-04-30
MAYS J W INC
filed 2018-06-07
CIK 54187

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            No    X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at June 7, 2018
Common Stock, $1 par value	2,015,780 shares

This report contains 26 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – April 30, 2018 (unaudited) and July 31, 2017	3
Condensed Consolidated Statements of Operations and Retained Earnings – Three and nine months ended April 30, 2018 and 2017 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income – Three and nine months ended April 30, 2018 and 2017 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine months ended April 30, 2018 and 2017 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

Part II - Other Information:
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	21 - 22

Signatures	23

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	24
31.2 - Chief Financial Officer	25

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350	26

Part 1 - Financial Information
       Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30	July 31
ASSETS	2018	2017
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$50,004,769	$49,485,089

Current Assets:
Cash and cash equivalents (Note 4)	6,478,050	5,381,195
Receivables (Note 4)	63,153	164,716
Income taxes refundable	47,260	6,891
Restricted cash	100,721	15,905
Prepaid expenses	953,346	1,675,019
Total current assets	7,642,530	7,243,726

Other Assets:
Deferred charges	3,485,550	3,465,062
Less: accumulated amortization	1,606,742	1,384,142
Net	1,878,808	2,080,920
Restricted cash	1,513,841	1,279,829
Unbilled receivables (Notes 4 and 7)	1,739,632	1,943,648
Marketable securities (Notes 3 and 4)	2,722,917	2,815,727
Total other assets	7,855,198	8,120,124

TOTAL ASSETS	$65,502,497	$64,848,939

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Liabilities:
Mortgage payable (Note 5)	$5,301,391	$5,409,908
Security deposits payable	1,232,629	1,020,292
Deferred income taxes (Note 1)	3,610,000	5,637,000
Total long-term liabilities	10,144,020	12,067,200

Current Liabilities:
Accounts payable	18,400	79,103
Payroll and other accrued liabilities	1,855,135	2,515,616
Other taxes payable	6,300	8,135
Current portion of mortgage payable (Note 5)	167,002	162,569
Current portion of security deposits payable	101,221	15,905
Total current liabilities	2,148,058	2,781,328

TOTAL LIABILITIES	12,292,078	14,848,528

Shareholders' Equity:

Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on available-for-sale securities - net of deferred taxes of $226,000 at April 30, 2018 and $190,000 at July 31, 2017	410,988	368,476
Retained earnings	48,562,741	45,395,245
	54,498,271	51,288,263

Less common stock held in treasury, at cost - 162,517 shares at April 30, 2018 and at July 31, 2017 (Note 10)	1,287,852	1,287,852
Total shareholders' equity	53,210,419	50,000,411

Contingencies (Notes 13)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$65,502,497	$64,848,939

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 4 and 7)	$4,854,910	$4,660,787	$14,431,671	$13,674,289
Recovery of real estate taxes	–	–	–	10,952
Revenue to temporarily vacate lease (Note 12)	–	291,667	–	875,001
Total revenues	4,854,910	4,952,454	14,431,671	14,560,242

Expenses
Real estate operating expenses	2,918,858	2,512,506	8,491,805	7,735,755
Administrative and general expenses	1,062,316	1,092,032	3,433,154	3,381,034
Depreciation (Note 6)	443,697	423,791	1,311,386	1,253,091
Total expenses	4,424,871	4,028,329	13,236,345	12,369,880

Income from operations before investment income, interest expense and income taxes	430,039	924,125	1,195,326	2,190,362

Investment income and interest expense:
Investment income (Note 3)	15,909	41,906	90,131	80,470
Interest expense (Notes 5, 9 and 13)	(44,776)	(50,797)	(191,961)	(173,011)
	(28,867)	(8,891)	(101,830)	(92,541)

Income from operations before income taxes	401,172	915,234	1,093,496	2,097,821
Income taxes provided (benefit)	83,000	309,000	(2,074,000)	706,000
Net income	318,172	606,234	3,167,496	1,391,821

Retained earnings, beginning of period	48,244,569	44,255,293	45,395,245	43,469,706
Retained earnings, end of period	$48,562,741	$44,861,527	$48,562,741	$44,861,527

Income per common share (Note 2)	$.16	$.30	$1.57	$.69

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$318,172	$606,234	$3,167,496	$1,391,821

Unrealized gain (loss) on available-for-sale securities:
Unrealized gains (losses) arising during the period, net of taxes (benefit) of ($27,037) and $33,500 for the three months ended April 30, 2018 and 2017, respectively, and $43,963 and $40,000 for the nine months ended April 30, 2018 and 2017, respectively.	(117,213)	66,410	57,969	78,785
Reclassification adjustment for net gains included in net income, net of taxes of $7,770 and $14,500 for the three months ended April 30, 2018 and 2017, respectively, and $7,963 and $14,000 for the nine months ended April 30, 2018 and 2017, respectively.	(17,630)	(27,695)	(15,457)	(26,841)
Unrealized gains (losses) on available for sale securities, net of taxes	(134,843)	38,715	42,512	51,944

Comprehensive income	$183,329	$644,949	$3,210,008	$1,443,765

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 30
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$3,167,496	$1,391,821

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,311,386	1,253,091
Amortization of deferred charges	222,600	200,900
Deferred finance costs included in interest expense	17,154	17,154
Realized (gain) loss on sale of marketable securities	805	(23,734)
Other assets - unbilled receivables	204,016	160,661
- deferred charges	(20,488)	(366,995)
Provision (benefit) for deferred income taxes	(2,063,000)	706,000
Deferred revenue	–	(875,001)
Changes in:
Receivables	101,563	153,645
Income taxes refundable	(40,369)	(5,608)
Prepaid expenses	721,673	687,443
Accounts payable	(60,703)	15,757
Payroll and other accrued liabilities	(660,481)	136,675
Other taxes payable	(1,835)	(1,563)
Cash provided by operating activities	2,899,817	3,450,246

Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,831,066)	(1,635,496)
Restricted cash	(318,828)	(134,846)
Marketable securities:
Receipts from sales	268,857	282,434
Payments for purchases	(98,340)	(839,970)
Cash (used) by investing activities	(1,979,377)	(2,327,878)

Cash Flows From Financing Activities:
Increase - security deposits payable	297,653	134,846
Mortgage and other debt payments	(121,238)	(1,116,961)
Cash provided (used) by financing activities	176,415	(982,115)

Increase in cash and cash equivalents	1,096,855	140,253

Cash and cash equivalents at beginning of period	5,381,195	5,228,826

Cash and cash equivalents at end of period	$6,478,050	$5,369,079

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Company’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include allowance for doubtful accounts, depreciation, income tax assets and liabilities, fair value of marketable securities and revenue recognition. Estimates are based on historical experience where applicable or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

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

New York State and New York City taxes are calculated using the higher of taxes based on income or the respective capital-based franchise taxes. In April 2014, the State of New York enacted legislation overhauling the New York State franchise tax on corporations. The changes in the law were effective for the Company’s year ended July 31, 2016. The state capital-based tax will be phased out over a 7-year period. The Company anticipates New York State taxes will be based on capital through 2021, and New York City taxes will be based on capital for the foreseeable future. Capital-based franchise taxes are recorded to administrative and general expense.

Due to the application of the capital-based tax while the net operating loss still applies, or due to the possible absence of State taxable income in the years beyond 2021 to which the State loss can be carried, the Company has not recorded the tax benefit of its New York State and New York City net operating loss carryforwards.

U.S. Tax Reform:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. As the Company has a July 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a statutory federal rate just over 26% for our fiscal year ending July 31, 2018, and 21 % for subsequent fiscal years. During the quarter ended January 31, 2018, the quarter of enactment, these changes required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net deferred tax benefit of approximately $2.4 million.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)”. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017 Tax Act. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are in the process of evaluating the impact of this standard on the consolidated financial statements.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and nine months ended April 30, 2018 and April 30, 2017.

3.	Marketable Securities:

The Company categorizes marketable securities as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company did not classify any securities as trading or held to maturity during the nine months ended April 30, 2018 and year ended July 31, 2017.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at April 30, 2018 and July 31, 2017.

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

Fair value measurements at reporting date

	Total				Total
	April 30,				July 31,
Description	2018	Level 1	Level 2	Level 3	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities - available-for-sale	$2,722,917	$2,722,917	$–	–	$2,815,727	$2,815,727	$–	$–

As of April 30, 2018 and July 31, 2017, the Company's marketable securities were classified as follows:

	April 30, 2018				July 31, 2017
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Available-for-sale:
Mutual funds	$773,158	$197,217	$–	$970,375	$716,463	$193,932	$–	$910,395
Equity securities	1,312,772	453,562	13,792	1,752,542	1,540,788	364,544	–	1,905,332
	$2,085,930	$650,779	$13,792	$2,722,917	$2,257,251	$558,476	$–	$2,815,727

The Company's equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position are as follows:

	April 30, 2018		July 31, 2017
		Less Than		Less Than
	Fair Value	12 Months	Fair Value	12 Months
Corporate equity securities	$120,188	$13,792	$–	$–

Investment income consists of the following:
	Three Months Ended		Nine Months Ended
	April 30		April 30
	2018	2017	2018	2017
Gain (loss) on sale of marketable securities	$912	$31,155	$(805)	$23,734
Interest income	5,737	2,941	12,488	9,287
Dividend income	9,260	7,810	78,448	47,449
Total	$15,909	$41,906	$90,131	$80,470

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from approximately fifty tenants, of which one tenant accounted for 17.70%, another tenant accounted for 15.33% and a third tenant accounted for 12.25% of rental income during the nine months ended April 30, 2018. The nine months ended April 30, 2017 had one tenant account for 18.32%, another tenant account for 14.88% and a third tenant account for 10.67% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

The Company has no irrevocable Letters of Credit at April 30, 2018 and had one irrevocable Letter of Credit totaling $230,000 at July 31, 2017 provided by a tenant as a security deposit.

5.	Long-Term Debt – Mortgage:

			April 30, 2018		July 31, 2017
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	3.54%	2/1/2020	$167,002	$5,341,439	$162,569	$5,467,110
Less: Deferred financing costs			–	40,048	–	57,202
Total			$167,002	$5,301,391	$162,569	$5,409,908

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

6.	Property and Equipment – at cost:

	April 30	July 31
	2018	2017
Property:
Buildings and improvements	$82,515,948	$80,825,601
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	785,528	644,809
	90,847,293	89,016,227
Less accumulated depreciation	40,926,729	39,648,642
Property - net	49,920,564	49,367,585

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	193,015	193,015
	337,560	337,560
Less accumulated depreciation	253,355	220,056
Fixtures and equipment and other - net	84,205	117,504

Property and equipment - net	$50,004,769	$49,485,089

Construction in progress includes:

	April 30	July 31
	2018	2017
Building improvements at 9 Bond Street in Brooklyn, NY	$–	$644,809
Building improvements at Jamaica, NY building	551,901
Building improvements at Fishkill, NY building	233,627	–
	$785,528	$644,809

7.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

8.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $82,308 and $311,145 as contributions to the Plan for the three and nine months ended April 30, 2018, respectively, and $100,147 and $294,804 as contributions to the plan for the three and nine months ended April 30, 2017, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $14,963 and $49,119 for the three and nine months ended April 30, 2018, respectively, and $14,648 and $41,636 as contributions to the plan for the three and nine months ended April 30, 2017, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund

Employer identification number:	13-6367793

Plan number:	001

Date of most recent Form 5500:	December 31, 2016

Certified zone status:	Critical and declining status

Status determination date:	January 1, 2018

Plan used extended amortization provisions in status
calculation:	Yes

Minimum required contribution:	Yes

Employer contributing greater than 5% of Plan
contributions for year ended December 31, 2016:	Yes

Rehabilitation plan implemented:	Yes

Employer subject to surcharge:	Yes

Contract expiration date:	November 30, 2019

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

Supplemental disclosure:	Nine Months Ended
	April 30
	2018	2017
Interest paid, net of capitalized interest of $23,609 (2018) and $16,514 (2017)	$175,718	$163,022
Income taxes paid	$31,994	$–

10.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

11.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gain (loss) on available-for-sale securities.

A summary of the changes in accumulated other comprehensive income for the three and nine months ended April 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$545,831	$277,770	$368,476	$264,541

Other comprehensive income, net of tax effect:
Unrealized gain (loss) on available-for-sale securities	(144,250)	99,910	101,932	118,785
Tax effect	27,037	(33,500)	(43,963)	(40,000)
Unrealized gain (loss) on available-for-sale securities, net of tax effect	(117,213)	66,410	57,969	78,785

Amounts reclassified from accumulated other comprehensive income, net of tax effect:

Unrealized (gain) on available-for-sale securities reclassified	(25,400)	(42,195)	(23,420)	(40,841)
Tax effect	7,770	14,500	7,963	14,000
Amount reclassified, net of tax effect	(17,630)	(27,695)	(15,457)	(26,841)

Ending balance, net of tax effect	$410,988	$316,485	$410,988	$316,485

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

Due to defective workmanship and breach of contract, the Company continues to pursue damages and return in full of a $376,467 deposit paid a contractor when construction commenced to replace a roof and various other work on the Fishkill, New York building. Both the contractor and subcontractors have claimed the Company tortuously interfered with the construction contracts arguing for fees and costs which approximate $700,000. While the Company strongly disputes the claims, it is possible that the court may rule against the Company and may assess damages in amounts up to approximately $700,000. It is also possible that the court may rule in favor of the Company and that no damages would be awarded against the Company and the Company could obtain an order for the return of all or a portion of amounts previously paid. A charge to real estate operating expenses in the amount of $279,213 was recorded for the fiscal year ended July 31, 2016. Following initial court decisions, another $141,132 was charged to operating expenses in October, 2016 and this amount was ordered by the Court to be paid, plus interest in the amount of $48,116, in a judgment dated September 14, 2017. This amount of $189,248 was paid in October, 2017. The testimony phase of the trial has been completed and the parties await further decisions and orders of the court.

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

Results of Operations:

Three months ended April 30, 2018 compared to the three months ended April 30, 2017:

In the three months ended April 30, 2018, the Company reported net income of $318,172, or $.16 per share. In the comparable three months ended April 30, 2017, the Company reported net income of $606,234, or $.30 per share.

Revenues in the current three months decreased to $4,854,910 from $4,952,454 in the comparable 2017 three months primarily due to the decrease in revenue to temporarily vacate a lease in the 2017 three months, partially offset by increased rental income from existing tenants and one new office tenant at the Company’s Jowein building in Brooklyn, New York.

Real estate operating expenses in the current three months increased to $2,918,858 from $2,512,506 in the comparable 2017 three months primarily due to increases in real estate taxes and maintenance costs.

Administrative and general expenses in the current three months decreased to $1,062,316 from $1,092,032 in the comparable 2017 three months primarily due to decreases in legal and professional costs and pension costs.

Depreciation expense in the current three months increased to $443,697 from $423,791 in the comparable 2017 three months primarily due to improvements in the Jowein building in Brooklyn, New York.

Interest expense exceeded investment income in the current three months by $28,867 and by $8,891 in the comparable 2017 three months. The increase was primarily due to a decrease in investment income partially offset by scheduled repayment of debt.

Nine months ended April 30, 2018 compared to the nine months ended April 30, 2017:

In the nine months ended April 30, 2018, the Company reported net income of $3,167,496, or $1.57 per share. In the comparable nine months ended April 30, 2017, the Company reported net income of $1,391,821, or $.69 per share. The increase was primarily due to the enactment of the U.S Tax Act on December 22, 2017. These changes required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net tax benefit of approximately $2.4 million.

Revenues in the current nine months decreased to $14,431,671 from $14,560,242 in the comparable 2017 nine months primarily due to the decrease in revenue to temporarily vacate a lease in the 2017 nine months, partially offset by increased rental income from existing tenants and one new office tenant at the Company’s Jowein building in Brooklyn, New York.

The recovery of real estate taxes in the 2017 nine months in the amount of $10,952, net of legal expenses, represents recovery of prior years’ real estate taxes from one of the Company’s properties. The comparable 2018 nine months did not have a recovery of real estate taxes.

Real estate operating expenses in the current nine months increased to $8,491,805 from $7,735,755 in the comparable 2017 nine months primarily due to increases in real estate taxes and maintenance costs, partially offset by a decrease in utility costs and license and permit costs.

Administrative and general expenses in the current nine months increased to $3,433,154 from $3,381,034 in the comparable 2017 nine months primarily due to increases in insurance costs, directors fees and pension costs.

Depreciation expense in the current nine months increased to $1,311,386 from $1,253,091 in the comparable 2017 nine months primarily due to improvements in the Jowein building in Brooklyn, New York.

Interest expense exceeded investment income in the current nine months by $101,830 and by $92,541 in the comparable 2017 nine months. The increase was primarily due to interest on litigation (see Note 13) partially offset by increased investment income and scheduled repayment of debt.

As explained above, the enactment of the U.S Tax Act required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net federal tax benefit of approximately $2.4 million. Income taxes provided (benefit) for the current nine months changed to a benefit of approximately $2.1 million from an expense of approximately $.7 million in the comparable 2017 nine months.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $6,478,050 at April 30, 2018.

In March 2017, the Company leased 7,700 square feet to a medical facility at its Nine Bond Street, Brooklyn, New York building, for a term of ten years with two five year option periods. To accommodate this tenant, an existing tenant surrendered 400 square feet of retail space. The cost of renovations for this tenant will be approximately $400,000 and brokerage commissions were $216,052. The tenant is anticipated to take occupancy and commence payment of rent in late 2018.

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

In March 2018, the Company leased the 20,000 square feet of area available at its Massapequa, New York property to a restaurant until May 2030. Rent is anticipated to commence in late 2018.

In April 2018, the Company extended a lease with an existing tenant who occupies 84,000 square feet for warehouse space at the Company’s Circleville, Ohio building for an additional three years expiring on October 31, 2021.

In May 2018, the Company extended a lease with an existing tenant who occupies 3,300 square feet of office space at the Company’s Jowein building in Brooklyn, New York for an additional five years expiring on June 30, 2023.

In May 2018, an office tenant who occupies 3,080 square feet at the Company’s Nine Bond Street Brooklyn, New York building informed the Company that it intends to vacate the premises in October 2018. The annual loss in rent will be $112,000.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities: The Company had a balance due at April 30, 2018 for brokerage commissions of $134,346. Brokerage commissions in the amount of $188,191 were paid in the nine months ended April 30, 2018.

Provision (Benefit) for Deferred Income Taxes: Enactment of the U.S Tax Act on December 22, 2017, as explained above, resulted in an estimated net federal tax benefit of approximately $2.4 million. Although the adjustment increased the Company’s net income, it did not increase cash. To reconcile net income to net cash provided by operating activities, provision (benefit) for deferred income taxes changed to a benefit of approximately $2.1 million for the current nine months compared to an expense of approximately $.7 million for the comparable 2017 nine months.

Cash Flows From Investing Activities:

The Company had expenditures for elevator upgrade work in the amount of $227,672 for the nine months ended April 30, 2018, at the Company’s Nine Bond Street, Brooklyn, New York building. The total cost of the project was $627,333, and it was completed in October, 2017. The Company had expenditures of $45,006 for a new tenant. The cost of the project will be approximately $400,000 of which $290,154 has been paid, and is expected to be completed in late 2018. The Company also had expenditures of $282,975 for various other construction projects.

The Company had expenditures for electrical work in the amount of $107,661 for the nine months ended April 30, 2018, at its Jowein, Brooklyn, New York building. The work was completed in January, 2018.

The Company had expenditures for elevator upgrade work in the amount of $551,901 for the nine months ended April 30, 2018, at the Company’s Jamaica, New York building. The total cost of the project will be approximately $800,000, and is anticipated to be completed in August, 2018. The Company had expenditures of $278,184 for renovation work for two existing tenants. Work was completed in March, 2018. The Company also had expenditures of $50,470 for various other construction projects.

The Company had expenditures for parking lot lights in the amount of $59,559 for the nine months ended April 30, 2018, at its Fishkill, New York building. The total cost was $168,675 and was completed in May 2018. The Company also had expenditures of $52,810 for paving of the parking lot. The total cost was $175,000 and was completed in May 2018. The Company also had expenditures of $174,828 for various other construction projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2018, the Company had fixed-rate debt of $5,508,441.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a)   List of Exhibits:
Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A

(10)	Material contracts	N/A

(11)	Statement re computation of per share earnings	N/A

(12)	Statement re computation of ratios	N/A

(14)	Code of ethics	N/A

(15)	Letter re unaudited interim financial information	N/A
(18)	Letter re change in accounting principles	N/A

(19)	Report furnished to security holders	N/A

(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	24
	(31.2) Chief Financial Officer	25

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	26

(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – One report on Form 8-K was filed by the registrant during the three months ended April 30, 2018.

Items reported:

The Company reported its financial results for the three and six months ended January 31, 2018. Date of report filed - March 8, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 7, 2018	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	June 7, 2018	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer