Form 10-K
period 2018-07-31
MAYS J W INC
filed 2018-10-04
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: July 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number: 1-3647

J.W. MAYS, INC.
(Exact name of registrant as specified in its charter)

New York	11-1059070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Nine Bond Street, Brooklyn, New York	11201-5805
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 624-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1 per share	The NASDAQ Stock Market LLC

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $16,836,624 as of January 31, 2018 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of September 4, 2018 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
in which the Document
Document	is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2018	Parts I and II
Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2018

PART I

ITEM 1. BUSINESS.

J.W. Mays, Inc. (the “Company” or “Registrant”) with executive offices at Nine Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 “Properties”. The Company’s business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

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

We try to lease our properties to tenants with adequate finances, but as a result of occasional business downturns, even formerly financially strong tenants may be at risk. The Company mitigates risks of tenants with less than adequate finances by leasing our properties to multiple tenants where applicable in order to diversify the tenant base.

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

Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2018 Annual Report to Shareholders, incorporated herein by reference. The property owned which is held subject to mortgage is the Brooklyn Fulton Street at Bond Street building.

1.	Brooklyn, New York—Fulton Street at Bond Street

90% of the property is owned by the Company and the remaining 10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: 12/8/2043 (1 lease) which lease currently has one thirty-year renewal option through 12/8/2073. The Company in July 2012, exercised the first renewal option for thirty years ending 12/8/2043; 4/30/2026 (1 lease), 4/30/2021 (1 lease); and 4/30/2031 (2 leases) which leases previously had expiration dates of April 30, 2011 and were extended for an additional twenty years.

The property is currently leased to twenty-three tenants of which eight are retail tenants, two are fast food restaurants, eleven occupy office space, one is a dental office and one is a medical office. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (33.42%) and the other tenant occupies office space (15.06%).

In March 2017, the Company leased 7,700 square feet to a medical facility for a term of ten years with two five year option periods. To accommodate this tenant, an existing tenant surrendered 400 square feet of retail space. The cost of renovations for this tenant will be approximately $400,000 and brokerage commissions were $216,052. The tenant is anticipated to take occupancy and commence payment of rent in January 2019.

In August, 2017, the Company leased 1,423 square feet of retail space to an existing tenant for a period of 18.5 years at the Company’s Nine Bond Street, Brooklyn, New York building. Rent and occupancy commenced July 2018.

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

In June 2018, the Company extended a lease with an office tenant who occupies 23,574 square feet at its Nine Bond Street, Brooklyn, New York building for an additional four years expiring June 30, 2022.

In June 2018, the Company extended a lease with one of the Company’s landlords, which expire on April 30, 2021 for an additional five years to expire on April 30, 2026 at its Nine Bond Street, Brooklyn, New York building.

In August 2018, the Company entered into a lease agreement with an existing office tenant for an additional 1,849 square feet until June 30, 2022 at its Nine Bond Street Brooklyn, New York building.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2014	76.21%	7/31/2019	6	62,229	$1,187,390	6.152
7/31/2015	77.08%	7/31/2020	1	1,000	42,000.218
7/31/2016	76.44%	7/31/2021	4	17,205	801,463	4.152
7/31/2017	75.59%	7/31/2022	2	27,423	1,080,858	5.600
7/31/2018	75.26%	7/31/2023	1	63	10,250.053
		7/31/2024	1	1,140	64,799.336
		7/31/2028	4	18,327	428,257	2.219
		7/31/2032	2	28,218	891,343	4.618
		7/31/2036	2	139,547	3,393,538	17.582
			23	295,152	$7,899,898	40.930

The Company uses 17,810 square feet of available space.

As of July 31, 2018 the federal tax basis is $22,474,715 with accumulated depreciation of $11,878,256 for a net carrying value of $10,596,459. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $1,944,456 per year and the rate used is averaged at $11.128 per $100 of assessed valuation.

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to sixteen tenants of which two are retail stores, one is a fast food restaurant, two for warehouse space and eleven leases are for office space.

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2014	70.49%	7/31/2019	5	30,360	$825,173	4.275
7/31/2015	68.83%	7/31/2020	1	30,816	771,788	3.999
7/31/2016	70.70%	7/31/2021	1	500	45,872.238
7/31/2017	77.53%	7/31/2022	2	16,069	525,326	2.722
7/31/2018	84.22%	7/31/2023	2	16,760	515,513	2.671
		7/31/2025	1	23,004	583,015	3.021
		7/31/2028	1	5,000	150,439.779
		7/31/2036	1	11,505	34,551.179
		7/31/2037	1	17,425	567,234	2.939
		7/31/2059	1	19,437	115,945.601
			16	170,876	$4,134,856	21.424

As of July 31, 2018 the federal tax basis is $7,550,837 with accumulated depreciation of $4,325,729 for a net carrying value of $3,225,108. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $632,708 per year and the rate used is averaged at $11.065 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

The building is owned and the land is leased from an affiliated company. The lease expires July 31, 2027. The property is currently leased to ten tenants: five are retail tenants and five occupy office space. Four tenants each occupy in excess of 10% of the rentable square footage: two retail stores occupy 15.86% and 17.66%, respectively; and two office tenants occupy 14.23% and 13.50%, respectively. Approximately 23,000 square feet of the building is available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

In September, 2017, an office tenant who occupied 2,000 square feet at the Company’s Jamaica, New York building vacated the space. The Company re-let the space in July 2018.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2014	75.41%	7/31/2019	1	47,100	$980,256	5.079
7/31/2015	80.50%	7/31/2020	1	42,250	1,104,498	5.723
7/31/2016	80.16%	7/31/2021	2	472	70,800.367
7/31/2017	80.50%	7/31/2022	1	22,045	531,338	2.753
7/31/2018	79.99%	7/31/2023	2	40,109	1,000,816	5.185
		7/31/2024	1	28,634	622,116	3.223
		7/31/2026	1	6,021	169,245.877
		7/31/2027	1	52,444	796,278	4.126
			10	239,075	$5,275,347	27.333

As of July 31, 2018 the federal tax basis is $13,778,919 with accumulated depreciation of $8,636,875 for a net carrying value of $5,142,044. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $558,055 per year and the rate used is averaged at $11.373 per $100 of assessed valuation.

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2014	29.62%	7/31/2019	1	99,992	$299,000	1.549
7/31/2015	47.39%
7/31/2016	47.39%
7/31/2017	47.39%
7/31/2018	47.39%

As of July 31, 2018 the federal tax basis is $11,812,241 with accumulated depreciation of $9,269,613 for a net carrying value of $2,542,628. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $144,763 per year and the rate used is averaged at $3.22 per $100 of assessed valuation.

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2014	100.00%	7/31/2023	Building	10,000	$398,950	2.067
7/31/2015	100.00%		Land	75,800
7/31/2016	100.00%		1	85,800
7/31/2017	100.00%
7/31/2018	100.00%

The real estate taxes for this property are $162,935 per year and the rate used is averaged at $1,185.18 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The lease expired May 14, 2009, and there was one renewal option for twenty-one years, which the Company exercised in April 2008. The leasehold is currently subleased to two tenants; one tenant who occupies 113,400 square feet of the property and the other tenant is a restaurant who occupies 20,000 square feet of the property. The sublease expires in May 2030, with no renewal options.

In March 2018, the Company leased the 20,000 square feet of area available at its Massapequa, New York property to a restaurant until May 2030. Rent is anticipated to commence in late 2018.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2014	98.75%	7/31/2030	2	133,400	$775,256	4.017
7/31/2015	85.01%
7/31/2016	85.01%
7/31/2017	85.01%
7/31/2018	90.63%

The real estate taxes for this property are $276,039 per year and the rate used is averaged at $961.47 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2014	78.36%	7/31/2020	1	108,000	$258,700	1.340
7/31/2015	91.54%	7/31/2022	1	84,000	221,951	1.150
7/31/2016	96.72%		2	192,000	$480,651	2.490
7/31/2017	99.04%
7/31/2018	99.04%

As of July 31, 2018 the federal tax basis is $4,466,746 with accumulated depreciation of $3,477,250 for a net carrying value of $989,496. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $35,538 per year and the rate used is averaged at $4.948 per $100 of assessed valuation.

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

See Note 10 to the Consolidated Financial Statements contained in the 2018 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

The following is the sales price range per share of J. W. Mays, Inc. common stock during the fiscal years ended July 31, 2018 and 2017:

	Sales Price
Three Months Ended	High	Low
October 31, 2017	$47.00	$35.30
January 31, 2018	42.45	35.50
April 30, 2018	38.00	37.25
July 31, 2018	43.50	37.70

October 31, 2016	$48.50	$42.50
January 31, 2017	46.50	41.50
April 30, 2017	43.00	38.00
July 31, 2017	41.50	33.55

The quotations were obtained for the respective periods from the National Association of Securities Dealers, Inc. There were no dividends declared in either of the two fiscal years.

On September 1, 2018, the Company had approximately 800 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2018 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the year ended July 31, 2018 we did not repurchase any of our outstanding equity securities.

PERFORMANCE GRAPH

The following graph sets forth a five-year comparison of cumulative total shareholder return for the Company, the Standard & Poor’s 500 Stock-Index (“S&P 500”), and a Peer Group. The graph assumes the investment of $100 at the close of trading July 31, 2013 in the common stock of the Company, the S&P 500 and the Peer Group, and the reinvestment of all dividends, although the Company did not pay a dividend during this five-year period.

Comparison of Five-Year Cumulative Total Return*
J. W. MAYS, INC., Standard & Poor’s 500 And Peer Group
(Performance Results Through 7/31/18)

	7/31/2013	7/31/2014	7/31/2015	7/31/2016	7/31/2017	7/31/2018
J. W. MAYS, INC.	$100.00	$225.44	$199.06	$178.24	$140.71	$148.41
Standard & Poor’s 500	$100.00	$116.94	$130.05	$137.35	$159.38	$185.27
Peer Group	$100.00	$128.92	$121.74	$137.65	$104.64	$98.17
____________________

Assumes $100 invested at the close of trading 7/31/13 in J. W. MAYS, INC. common stock, Standard & Poor’s 500 and Peer Group.

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

ITEM 6. SELECTED FINANCIAL DATA.

The information appearing under the heading “Summary of Selected Financial Data” on page 2 of the Registrant’s 2018 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 27-31 of the Registrant’s 2018 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At July 31, 2018, the Company had fixed-rate debt of $5,467,111.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 4, 2018, appearing on pages 4 through 25 of the Registrant’s 2018 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 6, and 7 hereof, the 2018 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2018, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2018, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

Reports on Form 8-K - One report on Form 8-K was filed by the Company during the three months ended July 31, 2018.

Item reported - The Company reported its financial results for the three and nine months ended April 30, 2018.

Date of report filed - June 7, 2018.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed August 1, 2014 and August 1, 2017).

First Became
		Business Experience During	Such Officer
Name	Age	the Past Five Years	or Director
Lloyd J. Shulman	76	President	November, 1978
Co-Chairman of the Board
		and President	June, 1995
Chairman of the Board
		and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	64	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	67	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	68	Vice President	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

ITEM 11. COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Compensation” “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees paid by the Company (on a cash basis) to its independent registered public accounting firm, D’Arcangelo & Co., LLP, for the fiscal years 2018 and 2017.

	Fiscal Year	Fiscal Year
	2018	2017
Audit fees	$168,348	$214,000
Tax fees	60,050	21,653
Other fees	9,000	4,325
Total	$237,398	$239,978

Audit Fees for fiscal year 2018 and fiscal year 2017 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

Tax Fees and Other Fees for fiscal year 2018 and fiscal year 2017 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 4, 2018, set forth on pages 4 through 25 of the Company’s 2018 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules.

3.	Exhibits:

	(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

	(3)	Articles of incorporation and by-laws:

(i) Certificate of Incorporation and certificate of amendment.

(ii) By-laws, as amended — incorporated by reference.

	(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above.

	(9)	Voting trust agreement—not applicable.

	(10)	Material contracts:

(i) The J.W. Mays, Inc. Retirement Plan and Trust, Summary Plan Description, effective August 1, 2015.

(ii) Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each dated August 1, 2017 — incorporated by reference.

	(11)	Statement re computation of per share earnings—not applicable.

	(12)	Statement re computation of ratios—not applicable.

	(13)	Annual Report to security holders.

	(14)	Code of ethics—not applicable.

	(16)	Letter re change in certifying auditors—not applicable.

	(18)	Letter re change in accounting principles—not applicable.

	(21)	Subsidiaries of the registrant.

	(22)	Published report re matters submitted to vote of security holders—not applicable.

	(24)	Power of attorney—none.

	(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.

	(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1—Chief Executive Officer

31.2—Chief Financial Officer

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sec. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.
(Registrant)

October 4, 2018	By:	LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board
Principal Executive Officer
President
Principal Operating Officer

October 4, 2018	By:	MARK S. GREENBLATT
Mark S. Greenblatt
Vice President and Treasurer
Principal Financial Officer

October 4, 2018	By:	WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President
and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 4, 2018
Lloyd J. Shulman	Officer, President, Chief Operating
Officer and Director

MARK S. GREENBLATT	Vice President, Treasurer and Director	October 4, 2018
Mark S. Greenblatt

ROBERT L. ECKER	Director	October 4, 2018
Robert L. Ecker

STEVEN GURNEY-GOLDMAN	Director	October 4, 2018
Steven Gurney-Goldman

JOHN J. PEARL	Director	October 4, 2018
John J. Pearl

DEAN L. RYDER	Director	October 4, 2018
Dean L. Ryder

JACK SCHWARTZ	Director	October 4, 2018
Jack Schwartz

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2018, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (page 25)

Consolidated Balance Sheets (pages 4 and 5)

Consolidated Statements of Income and Retained Earnings (page 6)

Consolidated Statements of Comprehensive Income (page 7)

Consolidated Statements of Cash Flows (page 8)

Notes to Consolidated Financial Statements (pages 9-21)

Financial Statement Schedules

Valuation and Qualifying Accounts (page 22)

Real Estate and Accumulated Depreciation (page 23)

Report of Management (page 24)

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

____________________

EXHIBIT INDEX TO FORM 10-K

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable

(3)	(i) Certificate of incorporation and certificate of amendment

(ii) By-laws, as amended — incorporated by reference

(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above

(9)	Voting trust agreement—not applicable

(10)	Material contracts:

(i) Retirement Plan and Trust, Summary Plan Description

(ii) Employment agreements — incorporated by reference

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