Form 10-Q
period 2018-10-31
MAYS J W INC
filed 2018-12-06
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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
Yes    X    No ____.

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No    X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2018
Common Stock, $1 par value	2,015,780 shares

This report contains 26 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – October 31, 2018 (unaudited) and July 31, 2018	3
Condensed Consolidated Statements of Operations and Retained Earnings – Three months ended October 31, 2018 and 2017 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income – Three months ended October 31, 2018 and 2017 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Three months ended October 31, 2018 and 2017 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17 - 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

Part II - Other Information:
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	21 - 22

Signatures	23

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	24
31.2 - Chief Financial Officer	25

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350	26

Part 1 - Financial Information

Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31	July 31
ASSETS	2018	2018
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$51,148,862	$50,792,984

Current Assets:
Cash and cash equivalents (Notes 4 and 9)	6,147,991	5,255,073
Receivables (Note 4)	200,594	252,304
Income taxes refundable	21,840	8,792
Restricted cash	100,789	100,789
Prepaid expenses	1,114,217	1,951,132
Total current assets	7,585,431	7,568,090

Other Assets:
Deferred charges	3,532,414	3,228,162
Less: accumulated amortization	1,450,727	1,369,445
Net	2,081,687	1,858,717
Restricted cash	1,531,278	1,523,761
Unbilled receivables (Notes 4 and 7)	1,683,954	1,677,093
Marketable securities (Notes 3 and 4)	3,123,857	3,141,828
Total other assets	8,420,776	8,201,399

TOTAL ASSETS	$67,155,069	$66,562,473

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Liabilities:
Mortgage payable (Note 5)	$5,227,314	$5,264,285
Security deposits payable	1,251,535	1,242,382
Deferred income taxes (Note 1)	4,509,000	4,506,000
Total long-term liabilities	10,987,849	11,012,667

Current Liabilities:
Accounts payable	58,000	74,205
Payroll and other accrued liabilities	2,818,583	2,104,359
Other taxes payable	5,300	8,240
Current portion of mortgage payable (Note 5)	170,030	168,501
Current portion of security deposits payable	101,289	101,289
Total current liabilities	3,153,202	2,456,594

TOTAL LIABILITIES	14,141,051	13,469,261

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on marketable securities - net of deferred taxes of $313,000 at July 31, 2018	–	487,136
Retained earnings	48,777,328	48,369,386
	54,301,870	54,381,064
Less common stock held in treasury, at cost - 162,517 shares at October 31, 2018 and at July 31, 2018 (Note 10)	1,287,852	1,287,852
Total shareholders' equity	53,014,018	53,093,212

Contingencies (Note 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$67,155,069	$66,562,473

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended
	October 31
	2018	2017
	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 1, 4 and 7)	$4,996,584	$4,785,026
Total revenues	4,996,584	4,785,026

Expenses
Real estate operating expenses	2,812,056	2,537,875
Administrative and general expenses	1,742,936	1,129,966
Depreciation (Note 6)	466,297	432,141
Total expenses	5,021,289	4,099,982

Income (loss) from operations before investment income, interest expense and income taxes	(24,705)	685,044

Investment income and interest expense:
Investment income (Note 3)	22,435	13,329
Change in fair value of marketable securities (Notes 1 and 3)	(34,059)	–
Interest expense (Notes 5 and 9)	(39,865)	(92,978)
	(51,489)	(79,649)

Income (loss) from operations before income taxes	(76,194)	605,395
Income taxes provided	3,000	210,000
Net income (loss)	(79,194)	395,395

Retained earnings, beginning of period	48,369,386	45,395,245
Reclassification of unrealized gain on investments to retained earnings (Note 1)	487,136	–
Retained earnings, end of period	$48,777,328	$45,790,640

Income (loss) per common share (Note 2)	$(.04)	$.20

Dividends per share	$–	$–

Average common shares outstanding	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 31
	2018	2017
	(Unaudited)	(Unaudited)
Net income (loss)	$(79,194)	$395,395

Unrealized gain (loss) on marketable securities:
Unrealized gains arising during the period, net of taxes of $35,000	–	68,608

Comprehensive income (loss)	$(79,194)	$464,003

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(79,194)	$395,395

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	466,297	432,141
Amortization of deferred charges	81,282	74,200
Deferred finance costs included in interest expense	5,719	5,718
Net realized and unrealized loss on sale of marketable securities	34,059	6
Other assets - unbilled receivables	(6,861)	72,434
Deferred income taxes	3,000	205,000
Deferred expenses	(304,252)	-
Changes in:
Receivables	51,710	(17,412)
Income taxes refundable	(13,048)	(24,190)
Prepaid expenses	836,915	668,609
Accounts payable	(16,205)	(26,469)
Payroll and other accrued liabilities	714,224	(412,981)
Other taxes payable	(2,940)	(3,035)
Cash provided by operating activities	1,770,706	1,369,416

Cash Flows From Investing Activities:
Acquisition of property and equipment	(822,175)	(1,025,229)
Marketable securities:
Receipts from sales	-	62
Payments for purchases	(16,088)	(16,039)
Cash (used) by investing activities	(838,263)	(1,041,206)

Cash Flows From Financing Activities:
Increase - security deposits payable	9,153	40,853
Mortgage and other debt payments	(41,161)	(39,685)
Cash provided (used) by financing activities	(32,008)	1,168

Increase in cash and cash equivalents	900,435	329,378

Cash and cash equivalents at beginning of period	6,879,623	6,676,929

Cash and cash equivalents at end of period (Note 9)	$7,780,058	$7,006,307

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2018 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2018. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2019.

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

Revenue Recognition

All of the real estate owned by the Company is held for leasing to tenants except for a small portion used for Company offices. Rent is recognized from tenants under executed leases no later than on an established date or on an earlier date if the tenant should commence conducting business. Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of the lease. Contingent rental income is recorded when earned and is not based on tenant revenue. The effect of lease modifications that result in rent relief or other credits to tenants, including any retroactive effects relating to prior periods, is recognized in the period when the lease modification is signed. At the time of the lease modification, we assess the realizability of any accrued but unpaid rent and amounts that had been recognized as revenue in prior periods. lf the amounts are not determined to be realizable, the accrued but unpaid rent is written off. Accounts receivable are recognized in accordance with lease agreements at its net realizable value. Rental payments received in advance are deferred until earned.

Taxes

On December 22, 2017, the United States government (“U.S.”) enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 34% to 21%, a one-time repatriation tax on deferred foreign income, deductions, credits and business related exclusions. The permanent reduction to the U.S. federal corporate income tax rate from 34% to 21% was effective January 1, 2018 (the “Effective Date”). On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes (“ASC 740”), in the reporting period that includes the enactment date of the Tax Act. The SEC staff issuing SAB 118 (the “Staff’) recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. The Company has recorded all known and estimable impacts of the Tax Act that are effective for the fiscal year ended July 31, 2018. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

The Company has a federal net operating loss carryforward approximating $4,078,000 as of July 31, 2018 available to offset future taxable income. As of July 31, 2018, the Company had unused state and city net operating loss carryforwards of approximately $10,107,000 for state and $8,274,000 for city, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

New York State and New York City taxes are calculated using the higher of taxes based on income or the respective capital-based franchise taxes. Beginning with the Company’s tax year ended July 31, 2016, changes in the law required the state capital-based tax will be phased out over a 7-year period. During the quarter ended July 31, 2018, the Company recorded a state deferred tax asset, deferred tax liability and deferred taxes on unrealized gain on marketable securities in the amounts of $790,000, $1,430,000 and $53,000, respectively, resulting in a state deferred tax expense of $587,000. New York City taxes will be based on capital for the foreseeable future. Capital-based franchise taxes are recorded to administrative and general expense. State tax amounts in excess of the capital-based franchise taxes are recorded to income tax expense. Due to both the application of the capital-based tax and due to the possible absence of city taxable income, the Company does not record city deferred taxes.

The decrease in the effective tax rate for the three months ended October 31, 2018 as compared with the three months ended October 31, 2017 was primarily attributable to the permanent reduction in federal tax rates from 34% to 21%, partially offset by New York State taxes.

Recently adopted accounting standards:

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

Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, and ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." The additional ASU's clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resource Group established by the FASB and have the same effective date and transition requirements as ASU 2014-09. We adopted these standards effective August 1, 2018 using the modified retrospective approach, which allows us to apply the new standard to all existing contracts not yet completed as of the effective date and record a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, however there was no cumulative-effect required to be recognized in our retained earnings as the date of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017. We adopted this standard effective August 1, 2018 and recorded a cumulative effect adjustment to increase opening retained earnings at August 1, 2018 by $487,136 as required for equity investments recorded at fair value, formerly available-for-sale securities.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this standard effective August 1, 2018 with retrospective application to our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to address a specific consequence of the Tax Act by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act’s reduction of the U.S. federal corporate income tax rate. The standard is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company early adopted this ASU effective August 1, 2018 and applied this new guidance in the period of adoption. As a result, $92,000 of income taxes stranded in accumulated other comprehensive income (loss) was classified to retained earnings. The ASU also requires the Company to disclose its policy on accounting for income tax effects in accumulated other comprehensive income (loss). In general, the Company applies the individual item approach with respect to marketable securities.

Recently issued accounting standards not yet adopted:

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 is intended to increase transparency and comparability among organizations in accounting for leasing arrangements. This guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Entities will be required to recognize and measure leases as of the earliest period presented using a modified retrospective approach.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842”, which provides amendments and clarification to ASU 2016-12 based on the FASB’s interaction with stakeholders. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements”, which amends Leases (Topic 842) to (i) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (ii) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. The standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standards will be effective for the Company for the fiscal year beginning August 1, 2019, with early adoption permitted, and the Company expects to use the cumulative-effect adjustment approach in the year of adoption. The adoption of this guidance is expected to result in an increase in assets and liabilities on the Company’s balance sheet, with no material impact on the statement of operations. However, the ultimate impact of adopting this ASU will depend on the Company’s lease portfolio as of the adoption date.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2018 and October 31, 2017.

3.	Marketable Securities:

The Company’s marketable securities consist of investments in equity securities. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Prior to August 1, 2018, unrealized gains and losses resulting from changes in the fair value of these securities were included in “other comprehensive income”. Effective August 1, 2018, the changes in the fair value of these securities are recognized in current period earnings in accordance with ASC 825.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at October 31, 2018 and July 31, 2018.

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

Fair value measurements at reporting date

	Total				Total
	October 31,				July 31,
Description	2018	Level 1	Level 2	Level 3	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,123,857	$3,123,857	$–	$–	$3,141,828	$3,141,828	$–	$–

As of October 31, 2018 and July 31, 2018, the Company's marketable securities were classified as follows:

	October 31, 2018				July 31, 2018
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Mutual funds	$776,305	$199,088	$–	$975,393	$774,602	$237,149	$–	$1,011,751
Equity securities	1,581,475	574,239	7,250	2,148,464	1,567,089	562,988	–	2,130,077
	$2,357,780	$773,327	$7,250	$3,123,857	$2,341,691	$800,137	$–	$3,141,828

The Company's equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position are as follows:

	October 31, 2018		July 31, 2018
		Less Than		Less Than
	Fair Value	12 Months	Fair Value	12 Months
Corporate equity securities	$113,578	$7,250	$–	$–

Investment income consists of the following:
	Three Months Ended
	October 31
	2018	2017
(Loss) on sale of marketable securities	$–	$(6)
Interest income	13,561	3,726
Dividend income	8,874	9,609
Total	$22,435	$13,329

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from approximately fifty tenants, of which one tenant accounted for 16.16%, another tenant accounted for 13.81% and a third tenant accounted for 11.95% of rental income during the three months ended October 31, 2018. The three months ended October 31, 2017 had one tenant account for 17.78%, another tenant account for 14.61% and a third tenant account for 12.99% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

5.	Long-Term Debt – Mortgage:

			October 31, 2018		July 31, 2018
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	3.54%	2/1/2020	$170,030	$5,255,920	$168,501	$5,298,610
Less: Deferred financing costs			–	28,606	–	34,325
Total			$170,030	$5,227,314	$168,501	$5,264,285

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

6.	Property and Equipment – at cost:

	October 31	July 31
	2018	2018
Property:
Buildings and improvements	$83,913,422	$82,728,826
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	1,398,732	1,786,980
	92,857,971	92,061,623
Less accumulated depreciation	41,839,959	41,382,962
Property - net	51,018,012	50,678,661

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	207,357	205,619
	351,902	350,164
Less accumulated depreciation	221,052	235,841
Fixtures and equipment and other - net	130,850	114,323

Property and equipment - net	$51,148,862	$50,792,984

Construction in progress includes:
	October 31	July 31
	2018	2018
Building improvements at 9 Bond Street in Brooklyn, NY	$279,420	$102,640
Building improvements at 25 Elm Place in Brooklyn, NY	156,115	153,010
Building improvements at Jamaica, NY building	110,011	779,399
Building improvements at Fishkill, NY building	853,186	751,931
	$1,398,732	$1,786,980

7.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

8.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $106,460 and $104,432 as contributions to the Plan for the three months ended October 31, 2018 and 2017, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $13,946 and $15,599 for the three months ended October 31, 2018 and 2017, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2017
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2018
Plan used extended amortization provisions in status calculation:	Yes
Minimum required contribution:	Yes
Employer contributing greater than 5% of Plan contributions for year ended December 31, 2017:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2019

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

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

Cash and cash equivalents	$6,147,991	$5,707,685
Restricted cash, tenant security deposits	1,340,188	1,026,050
Restricted cash, escrow	258,399	258,232
Restricted cash, other	33,480	14,340
	$7,780,058	$7,006,307

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Three Months Ended
	October 31
	2018	2017
Interest paid, net of capitalized interest of $15,067 (2018) and $11,549 (2017)	$34,272	$87,381
Income taxes paid	$–	$78,867

10.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

11.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gain (loss) on marketable securities.

A summary of the changes in accumulated other comprehensive income for the three months ended October 31, 2018 and 2017 is as follows:

	Three Months Ended
	October 31
	2018	2017
	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$487,136	$368,476

Other comprehensive income, net of tax effect:
Unrealized gain on marketable securities	-	103,608
Tax effect	-	(35,000)
Unrealized gain on marketable securities, net of tax effect	-	68,608

Amounts reclassified from accumulated other comprehensive income, net of tax effect:
Unrealized (gain) on marketable securities reclassified and recognized in net income	-	-
Tax effect	-	-
Amount reclassified and recognized in net income, net of tax effect	-	-

Unrealized gain on marketable securities reclassified to retained earnings	(800,136)	-
Tax effect	313,000	-
	(487,136)	-

Ending balance, net of tax effect	$–	$437,084

A summary of the line items in the Condensed Consolidated Statements of Income and Retained Earnings affected by the amounts reclassified from accumulated other comprehensive income is as follows:

Details about accumulated other	Affected line item in the statement
comprehensive income components	where net income is presented
Other comprehensive income reclassified	Investment income
tax effect	Income taxes provided

12.	Contingencies:

On November 2, 2018 the Company settled the lawsuit relating to defective workmanship and breach of contract to replace a roof and various other work on its Fishkill, New York building. The Company agreed to pay $635,000 to the Plaintiffs, D. Owens Electric, Inc., Mid-Hudson Structural Concrete, Inc. d/b/a Recycle Depot, and BSB Construction, Inc., in settlement of the claims made against the Company. This settlement resolves the actions and disputes referred to in the Decision and Order dated October 30, 2018 of the Supreme Court of the State of New York, County of Dutchess. A charge to general and administrative expenses was accrued as of October 31, 2018 for the full settlement amount of $635,000. This amount was paid in full on November 6, 2018.

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements disclose our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on pages 7 through 10 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 9 through 12 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2018).

Results of Operations:

Three months ended October 31, 2018 compared to the three months ended October 31, 2017:

In the three months ended October 31, 2018, the Company reported a net loss of $(79,194), or $(.04) per share. In the comparable three months ended October 31, 2017, the Company reported net income of $395,395, or $.20 per share. The decrease was primarily due to settlement of litigation cost in the amount of $635,000 (see Note 12).

Revenues in the current three months increased to $4,996,584 from $4,785,026 in the comparable 2017 three months primarily due to increased rental income from existing tenants.

Real estate operating expenses in the current three months increased to $2,812,056 from $2,537,875 in the comparable 2017 three months primarily due to increases in real estate taxes, maintenance costs and rent expense partially offset by a decrease in utility costs.

Administrative and general expenses in the current three months increased to $1,742,936 from $1,129,966 in the comparable 2017 three months primarily due to the settlement of litigation cost in the amount of $635,000 (see Note 12), partially offset by a decrease in legal and professional costs.

Depreciation expense in the current three months increased to $466,297 from $432,141 in the comparable 2017 three months primarily due to improvements in the Brooklyn and Jamaica, New York buildings.

Interest expense exceeded investment income in the current three months by $51,489 and by $79,649 in the comparable 2017 three months. The decrease in interest expense exceeding investment income is primarily due to interest on litigation in the 2017 three months.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $6,147,991 at October 31, 2018.

In March 2017, the Company leased 7,700 square feet to a medical facility at its Nine Bond Street, Brooklyn, New York building, for a term of ten years with two five year option periods. To accommodate this tenant, an existing tenant surrendered 400 square feet of retail space. The cost of renovations for this tenant will be approximately $400,000 and brokerage commissions were $216,052. The tenant is anticipated to take occupancy and commence payment of rent in early 2019.

In August, 2018, the Company entered into a lease agreement with an existing office tenant for an additional 1,849 square feet until June 30, 2022 at its Nine Bond Street Brooklyn, New York building.

In October 2018, the Company extended a lease with a retail tenant who occupies 47,100 square feet at its Jamaica, New York building for a period of ten years to expire on May 31, 2029.

In October 2018, the Company extended the lease with its landlord, whom is a related party, at its Jamaica, New York building for a period of one year and ten months to expire on May 31, 2029.

In October 2018, the Company extended a lease with an office tenant who occupies 38,109 square feet at its Jamaica, New York building for an additional four years expiring November 30, 2022.

In October 2018, the Company extended a lease with one of the Company’s landlords, which expires in April 2021 for an additional ten years to expire in April 2031 at its Nine Bond Street Brooklyn, New York building.

Cash Flows From Operating Activities:

Deferred Expenses: The Company had an additional $304,252 for brokerage commissions incurred due to a tenant extending their lease for an additional ten years at the Company’s Jamaica, New York building.

Payroll and Other Accrued Liabilities: The Company had a balance due at October 31, 2018 for brokerage commissions of $438,669. Brokerage commissions in the amount of $15,659 were paid in the three months ended October 31, 2018.

Cash Flows From Investing Activities:

The Company had expenditures of $85,274 for boiler upgrades at the Company’s Nine Bond Street building in Brooklyn, New York. The Company had expenditures of $79,417 for renovations for an existing tenant. The total cost of the project will be approximately $300,000 and is anticipated to be completed in December 2018. The Company also had expenditures of $97,363 for various other construction projects.

The Company had expenditures for elevator upgrade work in the amount of $85,061 for the three months ended October 31, 2018, at the Company’s Jamaica, New York building. The total cost of the project was $864,460, and was completed in August, 2018. The Company had expenditures of $110,011 for renovation work for an existing tenant. The total cost of the project is estimated to be approximately $700,000, and is anticipated to be completed in January 2019.

The Company had expenditures for parking lot lights in the amount of $111,698 for the three months ended October 31, 2018, at its Fishkill, New York building. The total cost was $234,862 and was completed in August 2018. The Company also had expenditures of $201,771 for windows. The cost of the project was $1,026,364 and was completed in November 2018. The Company also had expenditures of $22,648 for various other construction projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2018, the Company had fixed-rate debt of $5,425,950.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time we are involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material adverse effect on our financial condition, results of operations or cash flows. See also Note 12 to the Company’s Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a)   List of Exhibits:
Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A

(10)	Material contracts	N/A

(11)	Statement re computation of per share earnings	N/A

(12)	Statement re computation of ratios	N/A

(14)	Code of ethics	N/A

(15)	Letter re unaudited interim financial information	N/A

(18)	Letter re change in accounting principles	N/A

(19)	Report furnished to security holders	N/A

(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	24
	(31.2) Chief Financial Officer	25

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	26

(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant for the period ended October 31, 2018.

Items reported:

The Company reported its financial results for the three months and year ended July 31, 2018. Date of report filed - October 4, 2018.

The Company has agreed to settle the lawsuit relating to the roof replacement and other work on its Fishkill, New York building. Date of report filed – November 8, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 6, 2018	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	December 6, 2018	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer