Form 10-Q
period 2019-01-31
MAYS J W INC
filed 2019-03-07
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No    X   .

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2019
Common Stock, $1 par value	2,015,780 shares

This report contains 25 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – January 31, 2019 (unaudited) and July 31, 2018	3
Condensed Consolidated Statements of Income and Retained Earnings – Three and six months ended January 31, 2019 and 2018 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income – Three and six months ended January 31, 2019 and 2018 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Six months ended January 31, 2019 and 2018 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II - Other Information:
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20 - 21

Signatures	22

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	23
31.2 - Chief Financial Officer	24

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350	25

Part 1 - Financial Information
Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	July 31
ASSETS	2019	2018
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$51,553,622	$50,792,984

Current Assets:
Cash and cash equivalents (Notes 4 and 9)	4,469,048	5,255,073
Receivables (Note 4)	378,984	252,304
Real estate taxes refundable	45,025	–
Income taxes refundable	5,764	8,792
Restricted cash	82,643	100,789
Prepaid expenses	1,822,067	1,951,132
Total current assets	6,803,531	7,568,090

Other Assets:
Deferred charges	3,781,299	3,228,162
Less: accumulated amortization	1,532,725	1,369,445
Net	2,248,574	1,858,717
Restricted cash	1,551,060	1,523,761
Unbilled receivables (Notes 4 and 7)	1,746,184	1,677,093
Marketable securities (Notes 3 and 4)	3,122,944	3,141,828
Total other assets	8,668,762	8,201,399

TOTAL ASSETS	$67,025,915	$66,562,473

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Liabilities:
Mortgage payable (Note 5)	$5,189,953	$5,264,285
Security deposits payable	1,269,981	1,242,382
Deferred income taxes (Note 1)	4,618,000	4,506,000
Total long-term liabilities	11,077,934	11,012,667

Current Liabilities:
Accounts payable	46,100	74,205
Payroll and other accrued liabilities	2,335,467	2,104,359
Other taxes payable	3,720	8,240
Current portion of mortgage payable (Note 5)	171,573	168,501
Current portion of security deposits payable	83,143	101,289
Total current liabilities	2,640,003	2,456,594

TOTAL LIABILITIES	13,717,937	13,469,261

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on marketable securities - net of deferred taxes of $313,000 at July 31, 2018	–	487,136
Retained earnings	49,071,288	48,369,386
	54,595,830	54,381,064
Less common stock held in treasury, at cost - 162,517 shares at January 31, 2019 and at July 31, 2018 (Note 10)	1,287,852	1,287,852
Total shareholders' equity	53,307,978	53,093,212

Contingencies (Note 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$67,025,915	$66,562,473

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended
	January 31		January 31
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 1, 4 and 7)	$5,094,341	$4,791,735	$10,090,925	$9,576,761
Recovery of real estate taxes	45,026	–	45,026	–
Total revenues	5,139,367	4,791,735	10,135,951	9,576,761

Expenses
Real estate operating expenses	2,934,604	3,035,072	5,746,660	5,572,947
Administrative and general expenses	1,305,871	1,240,872	3,048,807	2,370,838
Depreciation (Note 6)	472,987	435,548	939,284	867,689
Total expenses	4,713,462	4,711,492	9,734,751	8,811,474

Income from operations before investment income, interest expense and income taxes	425,905	80,243	401,200	765,287

Investment income and interest expense:
Investment income (Note 3)	134,676	60,893	157,111	74,222
Change in fair value of marketable securities (Notes 1 and 3)	(108,158)	–	(142,217)	–
Interest expense (Notes 5 and 9)	(49,463)	(54,207)	(89,328)	(147,185)
	(22,945)	6,686	(74,434)	(72,963)

Income from operations before income taxes	402,960	86,929	326,766	692,324
Income taxes provided (benefit)	109,000	(2,367,000)	112,000	(2,157,000)
Net income	293,960	2,453,929	214,766	2,849,324

Retained earnings, beginning of period	48,777,328	45,790,640	48,369,386	45,395,245
Reclassification of unrealized gain on investments to retained earnings (Note 1)	–	–	487,136	–
Retained earnings, end of period	$49,071,288	$48,244,569	$49,071,288	$48,244,569

Income per common share (Note 2)	$.15	$1.21	$.11	$1.41

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	January 31		January 31
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$293,960	$2,453,929	$214,766	$2,849,324

Unrealized gain on marketable securities:
Unrealized gains arising during the period, net of taxes of $36,000 for the three months ended January 31, 2018, and $71,000 for the six months ended January 31, 2018.	–	108,747	–	177,355

Comprehensive income	$293,960	$2,562,676	$214,766	$3,026,679

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 31
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$214,766	$2,849,324

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	939,284	867,689
Amortization of deferred charges	163,280	148,400
Deferred finance costs included in interest expense	11,438	11,436
Net realized and unrealized loss on sale of marketable securities	95,802	1,717
Other assets - unbilled receivables	(69,091)	138,024
Deferred income taxes	112,000	(2,142,000)
Deferred expenses	(553,137)	-
Changes in:
Receivables	(126,680)	(66,446)
Real estate taxes refundable	(45,025)	-
Income taxes refundable	3,028	(48,301)
Prepaid expenses	129,065	(66,967)
Accounts payable	(28,105)	(9,303)
Payroll and other accrued liabilities	231,108	(529,651)
Other taxes payable	(4,520)	6,612
Cash provided by operating activities	1,073,213	1,160,534

Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,699,924)	(1,257,557)
Marketable securities:
Receipts from sales	219,744	12,810
Payments for purchases	(296,660)	(82,274)
Cash (used) by investing activities	(1,776,840)	(1,327,021)

Cash Flows From Financing Activities:
Increase - security deposits payable	9,453	285,652
Mortgage and other debt payments	(82,698)	(79,734)
Cash provided (used) by financing activities	(73,245)	205,918

Increase (decrease) in cash and cash equivalents	(776,872)	39,431

Cash and cash equivalents at beginning of period	6,879,623	6,676,929

Cash and cash equivalents at end of period (Note 9)	$6,102,751	$6,716,360

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

The decrease in the effective tax rate for the six months ended January 31, 2019 as compared with the six months ended January 31, 2018 was primarily attributable to the permanent reduction in federal tax rates from 34% to 21%, partially offset by New York State taxes.

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

Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, and ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." The additional ASU's clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resource Group established by the FASB and have the same effective date and transition requirements as ASU 2014-09. We adopted these standards effective August 1, 2018 using the modified retrospective approach, which allows us to apply the new standard to all existing contracts not yet completed as of the effective date and record a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, however there was no cumulative-effect required to be recognized in our retained earnings as the date of adoption. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842”, which provides amendments and clarification to ASU 2016-12 based on the FASB’s interaction with stakeholders. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements”, which amends Leases (Topic 842) to (i) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (ii) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842) Narrow-Scope Improvement for Lessors,” which clarifies how to apply the leases standard when accounting for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. These standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standards will be effective for the Company for the fiscal year beginning August 1, 2019, with early adoption permitted, and the Company expects to use the cumulative-effect adjustment approach in the year of adoption. The adoption of this guidance is expected to result in an increase in assets and liabilities on the Company’s balance sheet, with no material impact on the statement of income. However, the ultimate impact of adopting this ASU will depend on the Company’s lease portfolio as of the adoption date.

2.         Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and six months ended January 31, 2019 and January 31, 2018.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at January 31, 2019 and July 31, 2018.

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

Fair value measurements at reporting date

	Total				Total
	January 31,				July 31,
Description	2019	Level 1	Level 2	Level 3	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,122,944	$3,122,944	$–	$–	$3,141,828	$3,141,828	$–	$–

As of January 31, 2019 and July 31, 2018, the Company's marketable securities were classified as follows:

	January 31, 2019				July 31, 2018
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Mutual funds	$842,403	$156,170	$2,032	$996,541	$774,602	$237,149	$–	$1,011,751
Equity securities	1,622,622	515,016	11,235	2,126,403	1,567,089	562,988	–	2,130,077
	$2,465,025	$671,186	$13,267	$3,122,944	$2,341,691	$800,137	$–	$3,141,828

The Company's equity securities, gross unrealized losses and fair value, aggregated by investment category and length of time that the investment securities have been in a continuous unrealized loss position are as follows:

	January 31, 2019		July 31, 2018
		Less Than		Less Than
	Fair Value	12 Months	Fair Value	12 Months

Mutual funds	$152,331	$2,032	$–	$–
Corporate equity securities	310,580	11,235	–	–
	$462,911	$13,267	$–	$–
Investment income consists of the following:
	Three Months Ended		Six Months Ended
	January 31		January 31
	2019	2018	2019	2018
Gain (loss) on sale of marketable securities	$46,415	$(1,711)	$46,415	$(1,717)
Interest income	13,880	3,025	27,441	6,751
Dividend income	74,381	59,579	83,255	69,188
Total	$134,676	$60,893	$157,111	$74,222

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

The Company derives rental income from approximately fifty tenants, of which one tenant accounted for 18.27%, another tenant accounted for 14.25% and a third tenant accounted for 11.69% of rental income during the six months ended January 31, 2019. The six months ended January 31, 2018 had one tenant account for 17.77%, another tenant account for 14.62% and a third tenant account for 12.44% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

5.	Long-Term Debt – Mortgage:

			January 31, 2019		July 31, 2018
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	3.54%	2/1/2020	$171,573	$5,212,840	$168,501	$5,298,610
Less: Deferred financing costs			–	22,887	–	34,325
Total			$171,573	$5,189,953	$168,501	$5,264,285

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

6.	Property and Equipment – at cost:

	January 31	July 31
	2019	2018
Property:
Buildings and improvements	$85,708,040	$82,728,826
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	481,862	1,786,980
	93,735,719	92,061,623
Less accumulated depreciation	42,303,647	41,382,962
Property - net	51,432,072	50,678,661

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	207,357	205,619
	351,902	350,164
Less accumulated depreciation	230,352	235,841
Fixtures and equipment and other - net	121,550	114,323

Property and equipment - net	$51,553,622	$50,792,984

Construction in progress includes:
	January 31	July 31
	2019	2018
Building improvements at 9 Bond Street in Brooklyn, NY	$182,057	$102,640
Building improvements at 25 Elm Place in Brooklyn, NY	180,540	153,010
Building improvements at Jamaica, NY building	–	779,399
Building improvements at Fishkill, NY building	119,265	751,931
	$481,862	$1,786,980

The Company has committed to construct four new elevators in the Company’s Fishkill, New York building. The cost will be approximately $1,800,000 and is anticipated to be completed in the fall of 2019.

7.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

8.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $146,314 and $252,773 as contributions to the Plan for the three and six months ended January 31, 2019, respectively, and $124,405 and $228,837 as contributions to the plan for the three and six months ended January 31, 2018, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $15,514 and $29,459 for the three and six months ended January 31, 2019, respectively, and $18,557 and $34,156 as contributions to the plan for the three and six months ended January 31, 2018, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	January 31,
	2019	2018
Cash and cash equivalents	$4,469,048	$5,160,798
Restricted cash, tenant security deposits	1,341,824	1,262,850
Restricted cash, escrow	258,399	258,232
Restricted cash, other	33,480	34,480
	$6,102,751	$6,716,360

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Six Months Ended
	January 31
	2019	2018
Interest paid, net of capitalized interest of $20,155 (2019) and $13,513 (2018)	$78,146	$135,992
Income taxes paid	$–	$27,494

10.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

11.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gain (loss) on marketable securities.

A summary of the changes in accumulated other comprehensive income for the six months ended January 31, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$–	$437,084	$487,136	$368,476

Other comprehensive income, net of tax effect:
Unrealized gain on marketable securities	-	144,747	-	248,355
Tax effect	-	(36,000)	-	(71,000)
Unrealized gain on marketable securities, net of tax effect	-	108,747	-	177,355

Unrealized loss on marketable securities reclassified to retained earnings	-	-	(800,136)	-
Tax effect	-	-	313,000	-
	-	-	(487,136)	-

Ending balance, net of tax effect	$–	$545,831	$–	$545,831

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

On November 2, 2018 the Company settled the lawsuit relating to defective workmanship and breach of contract to replace a roof and various other work on its Fishkill, New York building. The Company agreed to pay $635,000 to the Plaintiffs, D. Owens Electric, Inc., Mid-Hudson Structural Concrete, Inc. d/b/a Recycle Depot, and BSB Construction, Inc., in settlement of the claims made against the Company. This settlement resolves the actions and disputes referred to in the Decision and Order dated October 30, 2018 of the Supreme Court of the State of New York, County of Dutchess. The $635,000 was paid in full on November 6, 2018.

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

Results of Operations:

Three months ended January 31, 2019 compared to the three months ended January 31, 2018:

In the three months ended January 31, 2019, the Company reported net income of $293,960, or $.15 per share. In the comparable three months ended January 31, 2018, the Company reported net income of $2,453,929, or $1.21 per share. The change in income was primarily due to the enactment of the U.S. Tax Act on December 22, 2017. These changes required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net tax benefit of approximately $2.4 million in the three months ended January 31, 2018.

Revenues in the current three months increased to $5,139,367 from $4,791,735 in the comparable 2018 three months primarily due to increased rental income from existing tenants and a real estate tax refund from the Company’s Levittown, New York property.

Real estate operating expenses in the current three months decreased to $2,934,604 from $3,035,072 in the comparable 2018 three months primarily due to decreases in, maintenance costs and utilities, partially offset by a increase in real estate taxes, licenses and permit costs and rent expense.

Administrative and general expenses in the current three months increased to $1,305,871 from $1,240,872 in the comparable 2018 three months primarily due to increases in legal and professional costs.

Depreciation expense in the current three months increased to $472,987 from $435,548 in the comparable 2018 three months primarily due to improvements in the Brooklyn, Jamaica and Fishkill, New York buildings.

Interest expense exceeded investment income in the current three months by $22,945 and investment income exceeded interest expense by $6,686 in the comparable 2018 three months.

As explained above, the enactment of the U.S. Tax Act required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net federal tax benefit of approximately $2.4 million. Income taxes provided (benefit) for the three months ended January 31, 2018 was approximately $2.4 million.

Six months ended January 31, 2019 compared to the six months ended January 31, 2018:

In the six months ended January 31, 2019, the Company reported net income of $214,766, or $.11 per share. In the comparable six months ended January 31, 2018, the Company reported net income of $2,849,324, or $1.41 per share. The decrease was primarily due to the enactment of the U.S. Tax Act on December 22, 2017. These changes required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net tax benefit of approximately $2.4 million in the six months ended January 31, 2018.

Revenues in the current six months increased to $10,135,951 from $9,576,761 in the comparable 2018 six months primarily due to increased rental income from existing tenants and a real estate tax refund from the Company’s Levittown, New York property.

Real estate operating expenses in the current six months increased to $5,746,660 from $5,572,947 in the comparable 2018 six months primarily due to increases in real estate taxes, maintenance costs and rent expense partially offset by a decrease in utility costs.

Administrative and general expenses in the current six months increased to $3,048,807 from $2,370,838 in the comparable 2018 six months primarily due to increases in pension costs and the settlement of litigation cost in the amount of $635,000 (see Note 12), partially offset by a decrease in legal and professional costs.

Depreciation expense in the current six months increased to $939,284 from $867,689 in the comparable 2018 six months primarily due to improvements in the Brooklyn, Jamaica and Fishkill, New York buildings.

Interest expense exceeded investment income in the current six months by $74,434 and by $72,963 in the comparable 2018 six months.

As explained above, the enactment of the U.S. Tax Act required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net federal tax benefit of approximately $2.4 million. Income taxes provided (benefit) for the six months ended January 31, 2018 was approximately $2.1 million.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $4,469,048 at January 31, 2019.

In March 2017, the Company leased 7,700 square feet to a medical facility at its Nine Bond Street Brooklyn, New York building, for a term of ten years with two five year option periods. To accommodate this tenant, an existing tenant surrendered 400 square feet of retail space. The cost of renovations for this tenant will be approximately $400,000 and brokerage commissions were $216,052. The tenant is anticipated to take occupancy and commence payment of rent in the fall of 2019.

In August, 2018, the Company entered into a lease agreement with an existing office tenant for an additional 1,849 square feet until June 30, 2022 at its Nine Bond Street Brooklyn, New York building.

In October 2018, the Company extended a lease with a retail tenant who occupies 47,100 square feet at its Jamaica, New York building for a period of ten years to expire on May 31, 2029.

In October 2018, the Company extended the lease with its landlord, who is a related party, at its Jamaica, New York building for a period of one year and ten months to expire on May 31, 2029.

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

In January 2019, the Company extended a lease with an office tenant who occupies 700 square feet at its Nine Bond Street Brooklyn, New York building, for an additional five years expiring January 31, 2024.

Cash Flows From Operating Activities:

Deferred Expenses: The Company had an additional $553,137 for brokerage commissions incurred due to a tenant extending their lease for an additional ten years at the Company’s Jamaica, New York building and a retail tenant at the Company’s Massapequa, New York property.

Payroll and Other Accrued Liabilities: The Company had a balance due at January 31, 2019 for brokerage commissions of $532,800.

Provision (Benefit) for Deferred Income Taxes: Enactment of the U.S Tax Act on December 22, 2017, as explained above, resulted in an estimated net federal tax benefit of approximately $2.4 million in the three month period ended January 31, 2018. Although the adjustment increased the Company’s net income, it did not increase cash. To reconcile net income to net cash provided by operating activities, provision (benefit) for deferred income taxes was a benefit of approximately $2.1 million for the six months ended January 31, 2018 compared to an expense of approximately $.1 million for the comparable 2019 six months.

Cash Flows From Investing Activities:

The Company had expenditures of $85,274 for the six months ended January 31, 2019 for boiler upgrades at the Company’s Nine Bond Street building in Brooklyn, New York. The Company also had expenditures of $79,417 for renovations for an existing tenant. The total cost of the project will be approximately $300,000 and is anticipated to be completed in March 2019. The Company also had expenditures of $194,079 for façade work and $180,120 for stairwell work.

The Company had expenditures for elevator upgrade work in the amount of $85,061 for the six months ended January 31, 2019, at the Company’s Jamaica, New York building. The total cost of the project was $864,460, and was completed in August, 2018. The Company had expenditures of $288,696 for renovation work for an existing tenant. The total cost of the project is estimated to be approximately $700,000, and is anticipated to be completed in the spring of 2019.

The Company had expenditures for parking lot lights in the amount of $111,698 for the six months ended January 31, 2019, at its Fishkill, New York building. The total cost was $234,862 and was completed in August 2018. The Company also had expenditures of $397,597 for windows. The cost of the project was $1,026,364 and was completed in November 2018. The Company also had expenditures of $119,265 for various other construction projects.

The Company has committed to construct four new elevators in the Company’s Fishkill, New York building. The cost will be approximately $1,800,000 and is anticipated to be completed in the fall of 2019.

The Company had expenditures in the amount of $105,369 for stairwell work and $27,529 for steel work at its Jowein building in Brooklyn, New York.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2019, the Company had fixed-rate debt of $5,384,413.

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

Item	1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2018.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item	3. Defaults Upon Senior Securities
None

Item	4. Mine Safety Disclosures
Not applicable

Item	5. Other Information
None

Item	6. Exhibits and Reports on Form 8-K
(a)	List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws	N/A

(10)	Material contracts	N/A

(11)	Statement re computation of per share earnings	N/A

(12)	Statement re computation of ratios	N/A

(14)	Code of ethics	N/A

(15)	Letter re unaudited interim financial information	N/A

(18)	Letter re change in accounting principles	N/A

(19)	Report furnished to security holders	N/A

(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.1) Chief Executive Officer	23
	(31.2) Chief Financial Officer	24

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	25

(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – Three reports on Form 8-K were filed by the registrant for the period ended January 31, 2019.

Items reported:

The Company has agreed to settle the lawsuit relating to the roof replacement and other work on its Fishkill, New York building. Date of report filed – November 8, 2018.

The Company reported results of the submission of matters to a vote of security holders.
Date of report filed – November 21, 2018.

The Company reported its financial results for the three months ended October 31, 2018.
Date of report filed – December 6, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 7, 2019	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	March 7, 2019	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer