Form 10-Q
period 2019-04-30
MAYS J W INC
filed 2019-06-06
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 1-3647

J.W. Mays, Inc.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1059070
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

9 Bond Street, Brooklyn, New York	11201
Address of Principal Executive Offices	Zip Code

         (718) 624-7400
Registrant’s Telephone Number, Including Area Code

          Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2019
Common Stock, $1 par value	2,015,780 shares

This report contains 24 pages.

J. W. MAYS, INC.

Part I - Financial Information

       Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30	July 31
ASSETS	2019	2018
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$52,443,167	$50,792,984

Current Assets:
Cash and cash equivalents (Notes 4 and 9)	5,330,262	5,255,073
Receivables (Note 4)	146,497	252,304
Income taxes refundable	7,683	8,792
Restricted cash	82,643	100,789
Prepaid expenses	966,681	1,951,132
Total current assets	6,533,766	7,568,090

Other Assets:
Deferred charges	3,750,454	3,228,162
Less: accumulated amortization	1,593,135	1,369,445
Net	2,157,319	1,858,717
Restricted cash	1,551,360	1,523,761
Unbilled receivables (Notes 4 and 7)	1,759,295	1,677,093
Marketable securities (Notes 3 and 4)	3,427,716	3,141,828
Total other assets	8,895,690	8,201,399

TOTAL ASSETS	$67,872,623	$66,562,473

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Liabilities:
Mortgage payable (Note 5)	$–	$5,264,285
Security deposits payable	1,269,981	1,242,382
Deferred income taxes (Note 1)	4,888,000	4,506,000
Total long-term liabilities	6,157,981	11,012,667

Current Liabilities:
Accounts payable	36,300	74,205
Payroll and other accrued liabilities	2,336,562	2,104,359
Other taxes payable	6,954	8,240
Current portion of mortgage payable (Note 5)	5,287,770	168,501
Current portion of security deposits payable	83,143	101,289
Total current liabilities	7,750,729	2,456,594

TOTAL LIABILITIES	13,908,710	13,469,261

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Unrealized gain on marketable securities - net of deferred taxes of $313,000 at July 31, 2018	–	487,136
Retained earnings	49,727,223	48,369,386
	55,251,765	54,381,064
Less common stock held in treasury, at cost - 162,517 shares at April 30, 2019 and at July 31, 2018 (Note 10)	1,287,852	1,287,852
Total shareholders' equity	53,963,913	53,093,212

Contingencies (Note 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$67,872,623	$66,562,473

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 1, 4 and 7)	$5,091,673	$4,854,910	$15,182,598	$14,431,671
Recovery of real estate taxes	8,315	–	53,341	–
Total revenues	5,099,988	4,854,910	15,235,939	14,431,671

Expenses
Real estate operating expenses	2,844,624	2,918,858	8,591,284	8,491,805
Administrative and general expenses	1,135,750	1,062,316	4,184,557	3,433,154
Depreciation (Note 6)	474,761	443,697	1,414,045	1,311,386
Total expenses	4,455,135	4,424,871	14,189,886	13,236,345

Income from operations before investment income, interest expense and income taxes	644,853	430,039	1,046,053	1,195,326

Investment income and interest expense:
Investment income (Note 3)	27,377	15,909	184,488	90,131
Change in fair value of marketable securities (Notes 1 and 3)	285,426	–	143,209	–
Interest expense (Notes 5 and 9)	(31,721)	(44,776)	(121,049)	(191,961)
	281,082	(28,867)	206,648	(101,830)

Income from operations before income taxes	925,935	401,172	1,252,701	1,093,496
Income taxes provided (benefit)	270,000	83,000	382,000	(2,074,000)
Net income	655,935	318,172	870,701	3,167,496

Retained earnings, beginning of period	49,071,288	48,244,569	48,369,386	45,395,245
Reclassification of unrealized gain on investments to retained earnings (Note 1)	–	–	487,136	–
Retained earnings, end of period	$49,727,223	$48,562,741	$49,727,223	$48,562,741

Income per common share (Note 2)	$.32	$.16	$.43	$1.57

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$655,935	$318,172	$870,701	$3,167,496

Unrealized gain (loss) on available-for-sale securities:

Unrealized gains (losses) arising during the period, net of taxes (benefit) of ($27,037) for the three months ended April 30, 2018 and $43,963 for the nine months ended April 30, 2018	–	(117,213)	–	57,969

Reclassification adjustment for net gains included in net income, net of taxes of $7,770 for the three months ended April 30, 2018 and $7,963 for the nine months ended April 30, 2018	–	(17,630)	–	(15,457)

Unrealized gain (losses) on available-for-sale securities, net of taxes	–	(134,843)	–	42,512

Comprehensive income	$655,935	$183,329	$870,701	$3,210,008

See Notes to Condensed Consolidated Financial Statements.

J.W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

		Additional	Unrealized Gain		Common Stock
	Common	Paid In	on Marketable	Retained	Held in
	Stock	Capital	Securities	Earnings	Treasury	Total
Balance at July 31, 2017	$2,178,297	$3,346,245	$368,476	$45,395,245	$1,287,852	$50,000,411
Increase in unrealized gains on marketable securities, nine months ended April 30, 2018	–	–	42,512	–	–	42,512
Net income, nine months ended April 30, 2018	–	–	–	3,167,496	–	3,167,496
Balance at April 30, 2018	2,178,297	3,346,245	410,988	48,562,741	1,287,852	53,210,419

Increase in unrealized gains on marketable securities, three months ended July 31, 2018	–	–	76,148	–	–	76,148
Net loss, three months ended July 31, 2018	–	–	–	(193,355)	–	(193,355)
Balance at July 31, 2018	2,178,297	3,346,245	487,136	48,369,386	1,287,852	53,093,212

Reclassification of unrealized gains on marketable securities to retained earnings (Note 1)	–	–	(487,136)	487,136	–	–
Net income, nine months ended April 30, 2019	–	–	–	870,701	–	870,701
Balance at April 30, 2019	$2,178,297	$3,346,245	$–	$49,727,223	$1,287,852	$53,963,913

See Notes to Condensed Consolidated Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 30
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$870,701	$3,167,496

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,414,045	1,311,386
Amortization of deferred charges	223,690	222,600
Deferred finance costs included in interest expense	17,156	17,154
Net realized and unrealized (gain) loss on sale of marketable securities	(189,625)	805
Other assets - unbilled receivables	(82,202)	204,016
- deferred charges	(522,292)	(20,488)
Deferred income taxes	382,000	(2,063,000)
Changes in:
Receivables	105,807	101,563
Income taxes refundable	1,109	(40,369)
Prepaid expenses	984,451	721,673
Accounts payable	(37,905)	(60,703)
Payroll and other accrued liabilities	232,203	(660,481)
Other taxes payable	(1,286)	(1,835)
Cash provided by operating activities	3,397,852	2,899,817

Cash Flows From Investing Activities:
Acquisition of property and equipment	(3,064,228)	(1,831,066)
Marketable securities:
Receipts from sales	219,744	268,857
Payments for purchases	(316,007)	(98,340)
Cash (used) by investing activities	(3,160,491)	(1,660,549)

Cash Flows From Financing Activities:
Increase - security deposits payable	9,453	297,653
Mortgage and other debt payments	(162,172)	(121,238)
Cash provided (used) by financing activities	(152,719)	176,415

Increase in cash and cash equivalents	84,642	1,415,683

Cash, cash equivalents and restricted cash at beginning of period	6,879,623	6,676,929

Cash, cash equivalents and restricted cash at end of period (Note 9)	$6,964,265	$8,092,612

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Records and Use of Estimates:

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

The decrease in the effective tax rate for the nine months ended April 30, 2019 as compared with the nine months ended April 30, 2018 was primarily attributable to the permanent reduction in federal tax rates from 34% to 21%, partially offset by New York State taxes.

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

In August 2018, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 33-10532, Disclosure Update and Simplification, amending and expanding certain disclosure requirements. The rules require, among other things, that registrants include in their interim financial statements a reconciliation of changes in shareholders' equity in the notes or as a separate statement that reconciles the beginning balance to the ending balance of each caption in shareholders' equity for each period for which an income statement is required to be filed. The Company applied the new SEC disclosure requirements to the Consolidated Statements of Changes in Shareholders' Equity in the third quarter of fiscal 2019 on a retrospective basis.

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

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842”, which provides amendments and clarification to ASU 2016-12 based on the FASB’s interaction with stakeholders. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements”, which amends Leases (Topic 842) to (i) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (ii) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842) Narrow-Scope Improvement for Lessors,” which clarifies how to apply the leases standard when accounting for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842) Codification Improvements”, which provides amendments for issues brought to the Board’s attention through its interactions with stakeholders. The issues identified are as follows. 1. Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, 2. Presentation on the statement of cash flows-sales-type and direct financing leases, 3. Transition disclosures related to Topic 250, Accounting Changes and Error Corrections. These standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standards will be effective for the Company for the fiscal year beginning August 1, 2019, with early adoption permitted, and the Company expects to use the cumulative-effect adjustment approach in the year of adoption. The adoption of this guidance is expected to result in an increase in assets and liabilities on the Company’s balance sheet, with no material impact on the statement of income. However, the ultimate impact of adopting this ASU will depend on the Company’s lease portfolio as of the adoption date.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and nine months ended April 30, 2019 and April 30, 2018.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at April 30, 2019 and July 31, 2018.

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

Fair value measurements at reporting date

	Total				Total
	April 30,				July 31,
Description	2019	Level 1	Level 2	Level 3	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,427,716	$3,427,716	$–	$–	$3,141,828	$3,141,828	$–	$–

As of April 30, 2019 and July 31, 2018, the Company's marketable securities were classified as follows:

	April 30, 2019				July 31, 2018
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Mutual funds	$844,106	$233,546	$–	$1,077,652	$774,602	$237,149	$–	$1,011,751
Equity securities	1,640,264	709,800	–	2,350,064	1,567,089	562,988	–	2,130,077
	$2,484,370	$943,346	$–	$3,427,716	$2,341,691	$800,137	$–	$3,141,828

Investment income consists of the following:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2019	2018	2019	2018
Gain (loss) on sale of marketable securities	$–	$912	$46,415	$(805)
Interest income	15,025	5,737	42,466	12,488
Dividend income	12,352	9,260	95,607	78,448
Total	$27,377	$15,909	$184,488	$90,131

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from approximately fifty tenants, of which one tenant accounted for 18.22%, another tenant accounted for 14.40% and a third tenant accounted for 11.81% of rental income during the nine months ended April 30, 2019. The nine months ended April 30, 2018 had one tenant account for 17.70%, another tenant account for 15.33% and a third tenant account for 12.25% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

5.	Long-Term Debt – Mortgage:

			April 30, 2019		July 31, 2018
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	3.54%	2/1/2020	$5,341,439	$–	$168,501	$5,298,610
Less: Deferred financing costs			53,669	–	–	34,325
Total			$5,287,770	$–	$168,501	$5,264,285

On January 9, 2015, the Company refinanced its loan with a bank for $6,000,000, which included the outstanding balance as of January 2015 in the amount of $5,347,726 and an additional borrowing of $652,274. The loan is for a period of five years with a payment based on a twenty-five year amortization period. The interest rate for this period is fixed at 3.54% per annum. The mortgage loan is secured by the Bond Street building in Brooklyn, New York. The Company is in the process of refinancing the loan with a bank for an additional five years.

6.	Property and Equipment – at cost:

	April 30	July 31
	2019	2018
Property:
Buildings and improvements	$85,754,150	$82,728,826
Improvements to leased property	1,478,012	1,478,012
Land	6,067,805	6,067,805
Construction in progress	1,800,060	1,786,980
	95,100,027	92,061,623
Less accumulated depreciation	42,769,109	41,382,962
Property - net	52,330,918	50,678,661

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	164,066	205,619
	308,611	350,164
Less accumulated depreciation	196,362	235,841
Fixtures and equipment and other - net	112,249	114,323

Property and equipment - net	$52,443,167	$50,792,984

Construction in progress includes:
	April 30	July 31
	2019	2018
Building improvements at 9 Bond Street in Brooklyn, NY	$292,730	$102,640
Building improvements at 25 Elm Place in Brooklyn, NY	403,881	153,010
Building improvements at Jamaica, NY building	303,975	779,399
Building improvements at Fishkill, NY building	799,474	751,931
	$1,800,060	$1,786,980

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

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $106,580 and $359,353 as contributions to the Plan for the three and nine months ended April 30, 2019, respectively, and $82,308 and $311,145 as contributions to the plan for the three and nine months ended April 30, 2018, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $16,327 and $45,786 for the three and nine months ended April 30, 2019, respectively, and $14,963 and $49,119 as contributions to the plan for the three and nine months ended April 30, 2018, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	April 30
	2019	2018
Cash and cash equivalents	$5,330,262	$6,478,050
Restricted cash, tenant security deposits	1,342,124	1,322,850
Restricted cash, escrow	258,399	258,232
Restricted cash, other	33,480	33,480
	$6,964,265	$8,092,612

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Nine Months Ended
	April 30
	2019	2018
Interest paid, net of capitalized interest of $41,024 (2019) and $23,609 (2018)	$104,802	$175,718

Income taxes paid	$–	$31,994

10.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

11.	Accumulated Other Comprehensive Income:

The only component of accumulated other comprehensive income is unrealized gain (loss) on marketable securities.

A summary of the changes in accumulated other comprehensive income for the three and nine months ended April 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance, net of tax effect	$–	$545,831	$487,136	$368,476

Other comprehensive income, net of tax effect:
Unrealized gain on marketable securities	–	(144,250)	–	101,932
Tax effect	–	27,037	–	(43,963)

Unrealized gain on marketable securities, net of tax effect	–	(117,213)	–	57,969

Unrealized loss on marketable securities reclassified to retained earnings	–	(25,400)	(800,136)	(23,420)
Tax effect	–	7,770	313,000	7,963
	–	(17,630)	(487,136)	(15,457)

Ending balance, net of tax effect	$–	$410,988	$–	$410,988

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

On November 2, 2018 the Company settled the lawsuit relating to defective workmanship and breach of contract to replace a roof and various other work on its Fishkill, New York building. The Company agreed to pay $635,000 to the Plaintiffs, D. Owens Electric, Inc., Mid-Hudson Structural Concrete, Inc. d/b/a Recycle Depot, and BSB Construction, Inc., in settlement of the claims made against the Company. This settlement resolves the actions and disputes referred to in the Decision and Order dated October 30, 2018 of the Supreme Court of the State of New York, County of Duchess. The $635,000 was paid in full on November 6, 2018.

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

Results of Operations:

Three months ended April 30, 2019 compared to the three months ended April 30, 2018:

In the three months ended April 30, 2019, the Company reported net income of $655,935, or $.32 per share. In the comparable three months ended April 30, 2018, the Company reported net income of $318,172, or $.16 per share.

Revenues in the current three months increased to $5,099,988 from $4,854,910 in the comparable 2018 three months primarily due to increased rental income from existing tenants and a real estate tax refund from the Company’s Massapequa, New York property.

Real estate operating expenses in the current three months decreased to $2,844,624 from $2,918,858 in the comparable 2018 three months primarily due to decreases in maintenance costs, partially offset by increases in payroll costs and leasing commission expense.

Administrative and general expenses in the current three months increased to $1,135,750 from $1,062,316 in the comparable 2018 three months primarily due to increases in payroll costs, pension costs and legal and professional costs.

Depreciation expense in the current three months increased to $474,761 from $443,697 in the comparable 2018 three months primarily due to improvements in the Brooklyn, Jamaica and Fishkill, New York buildings.

Investment income exceeded interest expense in the current three months by $281,082 and interest expense exceeded investment income by $28,867 in the comparable 2018 three months.

Nine months ended April 30, 2019 compared to the nine months ended April 30, 2018:

In the nine months ended April 30, 2019, the Company reported net income of $870,701, or $.43 per share. In the comparable nine months ended April 30, 2018, the Company reported net income of $3,167,496, or $1.57 per share. The decrease was primarily due to the enactment of the U.S. Tax Act on December 22, 2017. These changes required an adjustment to our deferred tax assets and liabilities to the lower federal rates resulting in an estimated net tax benefit of approximately $2.4 million in the nine months ended April 30, 2018.

Revenues in the current nine months increased to $15,235,939 from $14,431,671 in the comparable 2018 nine months primarily due to increased rental income from existing tenants and a real estate tax refund from the Company’s Levittown and Massapequa, New York properties.

Real estate operating expenses in the current nine months increased to $8,591,284 from $8,491,805 in the comparable 2018 nine months primarily due to increases in real estate taxes, payroll costs, leasing commission expense and rent expense partially offset by a decrease in maintenance costs, and utility costs.

Administrative and general expenses in the current nine months increased to $4,184,557 from $3,433,154 in the comparable 2018 nine months primarily due to the settlement of litigation cost in the amount of $635,000 (see Note 12), increases in payroll costs and pension costs.

Depreciation expense in the current nine months increased to $1,414,045 from $1,311,386 in the comparable 2018 nine months primarily due to improvements in the Brooklyn, Jamaica and Fishkill, New York buildings.

Investment income exceeded interest expense in the current nine months by $206,648 and interest expense exceeded investment income by $101,830 in the comparable 2018 nine months.

As explained above, the enactment of the U.S. Tax Act required an adjustment to our deferred tax assets and liabilities for the nine months ended April 30, 2018 to the lower federal rates resulting in an estimated net federal tax benefit of approximately $2.4 million. Income taxes provided (benefit) for the nine months ended April 30, 2018 was approximately $2.1 million.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $5,330,262 at April 30, 2019. The Company is in the process of refinancing its loan with a bank in the amount of $5,341,439 for an additional five years.

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

In March 2019, the Company extended a lease with an office tenant who occupies 13,451 square feet at its Nine Bond Street Brooklyn, New York building whose lease expires July 31, 2021, for an additional five years expiring July 31, 2026.

The tenant who leased 20,000 square feet of area at the Company’s Massapequa, New York property to open a restaurant had their lease terminated in April 2019 for non-payment of rent. The tenant’s lease commenced in September 2018 and rent was supposed to begin in January 2019. The annual loss in rent would have been $72,000.

Cash Flows From Operating Activities:

Deferred Expenses: The Company had an additional $521,592 for brokerage commissions incurred due to a tenant extending their lease for an additional ten years at the Company’s Jamaica, New York building.

Payroll and Other Accrued Liabilities: The Company had a balance due at April 30, 2019 for brokerage commissions of $503,884.

Provision (Benefit) for Deferred Income Taxes: Enactment of the U.S. Tax Act on December 22, 2017, as explained above, resulted in an estimated net federal tax benefit of approximately $2.4 million in the three month period ended April 30, 2018. Although the adjustment increased the Company’s net income, it did not increase cash. To reconcile net income to net cash provided by operating activities, provision (benefit) for deferred income taxes was a benefit of approximately $2.1 million for the nine months ended April 30, 2018 compared to an expense of approximately $.4 million for the comparable 2019 nine months.

Cash Flows From Investing Activities:

The Company had expenditures of $85,274 for the nine months ended April 30, 2019 for boiler upgrades at the Company’s Nine Bond Street building in Brooklyn, New York. The Company also had expenditures of $190,091 for renovations for an existing tenant. The total cost of the project will be approximately $300,000 and was completed in May 2019. The Company also had expenditures of $194,079 for façade work and $180,120 for stairwell work.

The Company had expenditures for elevator upgrade work in the amount of $85,061 for the nine months ended April 30, 2019, at the Company’s Jamaica, New York building. The total cost of the project was $864,460, and was completed in August, 2018. The Company had expenditures of $592,671 for renovation work for an existing tenant. The total cost of the project is estimated to be approximately $700,000, and is anticipated to be completed in July 2019.

The Company had expenditures for parking lot lights in the amount of $111,698 for the nine months ended April 30, 2019, at its Fishkill, New York building. The total cost was $234,862 and was completed in August 2018. The Company also had expenditures of $397,597 for windows. The cost of the project was $1,026,364 and was completed in November 2018. The Company also had expenditures of $657,013 for four new elevators. The cost will be approximately $1,800,000 and is anticipated to be completed in the fall of 2019. The Company also had expenditures of $123,396 for a new lobby. The cost will be approximately $1,500,000 and is anticipated to be completed in September 2019. The Company also had expenditures of $65,171 for various other construction projects.

The Company had expenditures in the amount of $105,369 for stairwell work and $190,330 for steel work at its Jowein building in Brooklyn, New York. The Company also had expenditures of $60,531 for a new HVAC system for an existing tenant. The total cost of the system will be approximately $300,000 and is anticipated to be completed in June 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2019, the Company had fixed-rate debt of $5,341,439.

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

(b) Reports on Form 8-K – One report on Form 8-K was filed by the registrant for the period ended April 30, 2019.

Item reported:

The Company reported its financial results for the three months and six ended January 31, 2019.
Date of report filed – March 7, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 6, 2019	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	June 6, 2019	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer