Form 10-K
period 2019-07-31
MAYS J W INC
filed 2019-10-03
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: July 31, 2019
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $15,934,662 as of January 31, 2019 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of September 9, 2019 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Part of Form 10-K
in which the Document
Document	is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2019	Parts I and II
Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2019

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

Certain conflicts of interest may be perceived by the relationship between the Company and its largest shareholder. Both entities have the same Chief Executive Officer, and certain management personnel work for both entities. Nevertheless, the Company’s Board of Directors (“Board”) is composed of a majority of independent directors. In 2005, in a case involving both entities, the Delaware Supreme Court in connection with an attempt to obtain books and records of the Company through a proceeding against the Company’s significant shareholder, held that the actions of the Company’s Board were proper.

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

We try to lease our properties to tenants with adequate finances, but as a result of occasional business downturns, even formerly financially strong tenants may be at risk. Additionally, as online retail operations continue to expand, retailers are facing increased competition which would reduce the need for the leasing of properties which is our business. The Company mitigates risks of tenants with less than adequate finances by leasing our properties to multiple tenants where applicable in order to diversify the tenant base.

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

Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Note 5 to the Consolidated Financial Statements contained in the 2019 Annual Report to Shareholders, incorporated herein by reference. The property owned which is held subject to mortgage is the Brooklyn Fulton Street at Bond Street building.

1.	Brooklyn, New York—Fulton Street at Bond Street

90% of the property is owned by the Company and the remaining 10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: 12/8/2043 (1 lease) which lease currently has one thirty-year renewal option through 12/8/2073. The Company in July 2012, exercised the first renewal option for thirty years ending 12/8/2043; 4/30/2026 (1 lease), and 4/30/2031 (3 leases).

The property is currently leased to twenty-three tenants of which eight are retail tenants, two are fast food restaurants, eleven occupy office space, one is a dental office and one is a medical office. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (33.42%) and the other tenant occupies office space (15.06%).

In March 2017, the Company leased 7,700 square feet to a medical facility for a term of ten years with two five year option periods. To accommodate this tenant, an existing tenant surrendered 400 square feet of retail space. The cost of renovations for this tenant was $329,154 and brokerage commissions were $216,052. The tenant took occupancy and commenced payment of rent in October 2019.

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

In September 2019, a retail tenant who occupies 128,196 square feet surrendered approximately 22,000 square feet. The annual loss in rent will be approximately $965,000.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2015	77.08%	7/31/2020	4	58,449	$1,180,696	5.781
7/31/2016	76.44%	7/31/2021	4	4,754	388,683	1.903
7/31/2017	75.59%	7/31/2022	2	27,423	1,152,050	5.640
7/31/2018	75.26%	7/31/2023	1	63	10,800.053
7/31/2019	75.65%	7/31/2024	2	1,840	82,007.402
		7/31/2025	1	3,080	112,000.548
		7/31/2026	1	13,451	460,838	2.256
		7/31/2028	3	10,627	507,030	2.482
		7/31/2030	1	7,700	—	—
		7/31/2032	2	28,218	906,090	4.436
		7/31/2036	2	139,547	3,653,795	17.889
			23	295,152	$8,453,989	41.390

The Company uses 17,810 square feet of available space.

As of July 31, 2019 the federal tax basis is $22,559,989 with accumulated depreciation of $12,414,269 for a net carrying value of $10,145,720. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $2,125,109 per year and the rate used is averaged at $11.073 per $100 of assessed valuation.

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to fourteen tenants of which two are retail stores, one is a fast food restaurant, two are for warehouse space and ten leases are for office space.

In August 2019, a tenant who occupies 23,603 square feet of office space vacated the premises. The annual loss in rent will be approximately $814,000.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2015	68.83%	7/31/2020	4	60,806	$1,637,315	8.016
7/31/2016	70.70%	7/31/2021	1	500	46,027.225
7/31/2017	77.53%	7/31/2022	2	16,069	525,985	2.575
7/31/2018	84.22%	7/31/2023	2	16,760	524,433	2.568
7/31/2019	85.14%	7/31/2025	1	23,004	739,174	3.619
		7/31/2028	1	5,000	148,464.727
		7/31/2036	1	12,105	39,868.195
		7/31/2037	1	17,425	568,142	2.782
		7/31/2059	1	19,437	116,101.568
			14	171,106	$4,345,509	21.275

As of July 31, 2019 the federal tax basis is $7,550,837 with accumulated depreciation of $4,507,848 for a net carrying value of $3,042,989. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $629,541 per year and the rate used is averaged at $11.018 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

Building, improvements and land (“property”) are leased from an affiliated company. The lease expires May 31, 2029. The property is currently leased to ten tenants: five are retail tenants and five occupy office space. Four tenants each occupy in excess of 10% of the rentable square footage: two retail stores occupy 15.86% and 17.66%, respectively; and two office tenants occupy 14.23% and 13.50%, respectively. Approximately 23,000 square feet of the building is available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2015	80.50%	7/31/2020	1	42,250	$1,106,740	5.419
7/31/2016	80.16%	7/31/2021	2	472	70,800.347
7/31/2017	80.50%	7/31/2022	1	22,045	533,921	2.614
7/31/2018	79.99%	7/31/2023	2	40,109	1,048,675	5.134
7/31/2019	80.50%	7/31/2024	1	28,634	621,898	3.045
		7/31/2026	1	6,021	170,525.835
		7/31/2029	2	99,544	1,892,359	9.265
			10	239,075	$5,444,918	26.659

Until the lease agreement terminates in 2029, the Company remains solely entitled to tax depreciation and other tax deductions relating to the buildings, improvements and maintenance of the property. As of July 31, 2019 the federal tax basis is $13,863,981 with accumulated depreciation of $8,889,797 for a net carrying value of $4,974,184. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $683,938 per year and the rate used is averaged at $11.283 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. In October 2013, the Company leased 99,992 square feet to a retail tenant which in March 2019 was reduced to 90,000 Square feet. Occupancy commenced in November 2013 and rent commenced in March 2014. In July 2019, the tenant gave notice to terminate their lease effective October 30, 2019. The loss in annual rent will be approximately $250,000.

In July 2019, the Company leased 47.000 square feet to a community college at its Fishkill, New York building, for a term of fifteen years with two five year option periods. The cost of renovations for this tenant will be approximately $3,200,000 and brokerage commissions $216,052. The tenant is expected to take occupancy and commence payment of rent in June of 2020.

There are approximately 156,000 square feet of the building available for lease. There are plans to renovate vacant space upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2015	47.39%	7/31/2020	1	90,000	$283,000	1.386
7/31/2016	47.39%	7/31/2035	1	47,000	—	.000
7/31/2017	47.39%		2	137,000	$283,000	1.386
7/31/2018	47.39%
7/31/2019	45.42%

As of July 31, 2019 the federal tax basis is $13,117,037 with accumulated depreciation of $9,607,968 for a net carrying value of $3,509,069. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $143,177 per year and the rate used is averaged at $3.18 per $100 of assessed valuation.

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2015	100.00%	7/31/2023	Building	10,000	$415,367	2.034
7/31/2016	100.00%		Land	75,800
7/31/2017	100.00%		1	85,800
7/31/2018	100.00%
7/31/2019	100.00%

The real estate taxes for this property are $156,481 per year and the rate used is averaged at $1,159.03 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The lease expired May 14, 2009, and there was one renewal option for twenty-one years, which the Company exercised in April 2008. The leasehold is currently subleased to one tenant who occupies 113,400 square feet of the property. The sublease expires in May 2030, with no renewal options.

The tenant who leased 20,000 square feet of space at the Company’s Massapequa, New York property to open a restaurant had their lease terminated in April 2019 for non-payment of rent. The tenant’s lease commenced in September 2018 and rent was supposed to begin in January 2019. The Company re-leased these premises in August 2019 to a fast food restaurant expiring in April 2030. Rent is expected to commence in September 2020.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2015	85.01%	7/31/2030	1	113,400	$765,149	3.746
7/31/2016	85.01%	7/31/2030	1	20,000
7/31/2017	85.01%			133,400
7/31/2018	90.63%
7/31/2019	85.01%

The real estate taxes for this property are $261,383 per year and the rate used is averaged at $914.41 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2015	91.54%	7/31/2020	1	108,000	$363,694	1.781
7/31/2016	96.72%	7/31/2022	1	84,000	238,380	1.167
7/31/2017	99.04%		2	192,000	$602,074	2.948
7/31/2018	99.04%
7/31/2019	99.10%

As of July 31, 2019 the federal tax basis is $4,466,746 with accumulated depreciation of $3,618,574 for a net carrying value of $848,172. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $36,419 per year and the rate used is averaged at $4.997 per $100 of assessed valuation.

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

See Note 10 to the Consolidated Financial Statements contained in the 2019 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

The following is the sales price range per share of J. W. Mays, Inc. common stock during the fiscal years ended July 31, 2019 and 2018:

	Sales Price
Three Months Ended	High	Low
October 31, 2018	$41.46	$37.00
January 31, 2019	43.66	37.92
April 30, 2019	41.50	36.26
July 31, 2019	42.10	34.00

October 31, 2017	$47.00	$35.30
January 31, 2018	42.45	35.50
April 30, 2018	38.00	37.25
July 31, 2018	43.50	37.70

The quotations were obtained for the respective periods from the National Association of Securities Dealers, Inc. There were no dividends declared in either of the two fiscal years.

On September 9, 2019, the Company had approximately 800 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2019 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the year ended July 31, 2019 we did not repurchase any of our outstanding equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25-29 of the Registrant’s 2019 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 3, 2019, appearing on pages 3 through 24 of the Registrant’s 2019 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 6, and 7 hereof, the 2019 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2019, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2019, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

Reports on Form 8-K - One report on Form 8-K was filed by the Company during the three months ended July 31, 2019.

Item reported - The Company reported its financial results for the three and nine months ended April 30, 2019.

Date of report filed - June 6, 2019.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed August 1, 2014 and August 1, 2017).

First Became
		Business Experience During	Such Officer
Name	Age	the Past Five Years	or Director
Lloyd J. Shulman	77	President	November, 1978
Co-Chairman of the Board
		and President	June, 1995
Chairman of the Board
		and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	65	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	68	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	69	Vice President	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

ITEM 11. COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Compensation” “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees paid by the Company (on a cash basis) to its independent registered public accounting firm, D’Arcangelo & Co., LLP, for the fiscal years 2019 and 2018.

	Fiscal Year
	2019	2018
Audit fees	$171,500	$177,348
Audit related fees	6,930	—
Tax fee	55,775	60,050
Total Fees	$234,205	$237,398

Audit Fees for fiscal year 2019 and fiscal year 2018 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

Audit related fees for fiscal year 2019 consist of consultations concerning financial accounting and reporting standards.

Tax fees for fiscal year 2019 and fiscal year 2018 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of D’Arcangelo & Co., LLP, independent registered public accounting firm, dated October 3, 2019, set forth on pages 3 through 24 of the Company’s 2019 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules.

3.	Exhibits:

	(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

	(3)	Articles of incorporation and by-laws:

(i) Certificate of Incorporation and certificate of amendment.

(ii) By-laws, as amended — incorporated by reference.

	(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above.

	(9)	Voting trust agreement—not applicable.

	(10)	Material contracts:

(i) The J.W. Mays, Inc. Retirement Plan and Trust, Summary Plan Description, effective August 1, 2015.

(ii) Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each dated August 1, 2017 — incorporated by reference.

	(11)	Statement re computation of per share earnings—not applicable.

	(12)	Statement re computation of ratios—not applicable.

	(13)	Annual Report to security holders.

(14)	Code of ethics—not applicable.

(16)	Letter re change in certifying auditors—not applicable.

(18)	Letter re change in accounting principles—not applicable.

(21)	Subsidiaries of the registrant.

(22)	Published report re matters submitted to vote of security holders—not applicable.

(24)	Power of attorney—none.

(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1—Chief Executive Officer

31.2—Chief Financial Officer

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sec. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.
(Registrant)

October 3, 2019	By:	LLOYD J. SHULMAN
LLOYD J. SHULMAN
Chairman of the Board
Principal Executive Officer
President
Principal Operating Officer

October 3, 2019	By:	MARK S. GREENBLATT
MARK S. GREENBLATT
Vice President and Treasurer
Principal Financial Officer

October 3, 2019	By:	WARD N. LYKE, JR.
WARD N. LYKE, JR.
Vice President
and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 3, 2019
LLOYD J. SHULMAN	Officer, President, Chief Operating
Officer and Director

MARK S. GREENBLATT	Vice President, Treasurer and Director	October 3, 2019
MARK S. GREENBLATT

ROBERT L. ECKER	Director	October 3, 2019
ROBERT L. ECKER

STEVEN GURNEY-GOLDMAN	Director	October 3, 2019
STEVEN GURNEY-GOLDMAN

JOHN J. PEARL	Director	October 3, 2019
JOHN J. PEARL

DEAN L. RYDER	Director	October 3, 2019
DEAN L. RYDER

JACK SCHWARTZ	Director	October 3, 2019
JACK SCHWARTZ

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2019, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (page 24)

Consolidated Balance Sheets (pages 3 and 4)

Consolidated Statements of Income and Retained Earnings (page 5)

Consolidated Statements of Comprehensive Income (page 6)

Consolidated Statement of Changes in Shareholders Equity (page 7)

Consolidated Statements of Cash Flows (page 8)

Notes to Consolidated Financial Statements (pages 9-21)

Financial Statement Schedules

Real Estate and Accumulated Depreciation (page 22)

Report of Management (page 23)

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