Form 10-Q
period 2019-10-31
MAYS J W INC
filed 2019-12-05
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number            1-3647

J. W. Mays, Inc.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1059070
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

9 Bond Street, Brooklyn, New York	11201
Address of Principal Executive Offices	Zip Code

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2019
Common Stock, $1 par value	2,015,780 shares

This report contains 26 pages.

J. W. MAYS, INC.

Part I - Financial Information

Item 1 - Financial Statements

J. W. MAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31	July 31
ASSETS	2019	2019
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$43,997,228	$53,129,303

Current Assets:
Cash and cash equivalents (Notes 4 and 10)	4,993,422	4,117,647
Receivables (Note 4)	405,883	402,154
Income taxes refundable	10,067	9,683
Restricted cash	130,794	181,193
Prepaid expenses	1,181,232	2,159,701
Total current assets	6,721,398	6,870,378

Other Assets:
Deferred charges	3,729,818	3,729,818
Less: accumulated amortization	1,221,996	1,153,996
Net	2,507,822	2,575,822
Operating lease right-of-use assets (Notes 1, 5, 7 and 10)	26,525,843	–
Restricted cash	779,493	964,884
Unbilled receivables (Notes 4 and 8)	1,625,989	1,668,461
Marketable securities (Notes 3 and 4)	3,603,985	3,580,227
Total other assets	35,043,132	8,789,394

TOTAL ASSETS	$85,761,758	$68,789,075

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Liabilities:
Mortgage payable (Note 6)	$4,471,454	$–
Security deposits payable	681,796	690,422
Payroll and other accrued liabilities	350,818	448,939
Operating lease liabilities (Notes 1, 7 and 10)	16,317,732	–
Deferred income taxes (Note 1)	5,170,000	5,096,000
Total long-term liabilities	26,991,800	6,235,361

Current Liabilities:
Accounts payable	48,635	30,964
Payroll and other accrued liabilities	1,776,831	2,426,535
Other taxes payable	5,542	8,847
Operating lease liabilities (Notes 1, 7 and 10)	1,243,444	–
Current portion of mortgage payable (Note 6)	777,736	5,287,162
Current portion of security deposits payable	181,213	192,193
Total current liabilities	4,033,401	7,945,701

TOTAL LIABILITIES	31,025,201	14,181,062

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	50,499,867	50,371,323
	56,024,409	55,895,865
Less common stock held in treasury, at cost - 162,517 shares at October 31, 2019 and at July 31, 2019 (Note 11)	1,287,852	1,287,852
Total shareholders' equity	54,736,557	54,608,013

Contingencies (Note 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$85,761,758	$68,789,075

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended
	October 31	October 31
	2019	2018
	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 1, 4 and 8)	$5,035,915	$5,161,172
Total revenues	5,035,915	5,161,172

Expenses
Real estate operating expenses	3,248,594	2,976,644
Administrative and general expenses	1,215,635	1,742,936
Depreciation (Note 5)	387,410	466,297
Total expenses	4,851,639	5,185,877

Income (loss) from operations before investment income, interest expense and income taxes	184,276	(24,705)

Investment income and interest expense:
Investment income (Note 3)	65,003	22,435
Change in fair value of marketable securities (Notes 1 and 3)	(19,286)	(34,059)
Interest expense (Notes 6 and 10)	(27,449)	(39,865)
	18,268	(51,489)

Income (loss) from operations before income taxes	202,544	(76,194)
Income taxes provided	74,000	3,000
Net income (loss)	128,544	(79,194)

Retained earnings, beginning of period	50,371,323	48,369,386
Reclassification of unrealized gain on investments to retained earnings (Note 1)	–	487,136
Retained earnings, end of period	$50,499,867	$48,777,328

Income (loss) per common share (Note 2)	$.06	$(.04)

Dividends per share	$–	$–

Average common shares outstanding	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J.W. MAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

		Additional	Unrealized Gain		Common Stock
	Common	Paid In	on Marketable	Retained	Held in
	Stock	Capital	Securities	Earnings	Treasury	Total
Balance at July 31, 2018	$2,178,297	$3,346,245	$487,136	$48,369,386	$1,287,852	$53,093,212
Reclassification of unrealized gains on marketable securities to retained earnings (Note 1)	–	–	(487,136)	487,136	–	–
Net loss, three months ended October 31, 2018	–	–	–	(79,194)	–	(79,194)
Balance at October 31, 2018	2,178,297	3,346,245	–	48,777,328	1,287,852	53,014,018

Net income, nine months ended July 31, 2019	–	–	–	1,593,995	–	1,593,995
Balance at July 31, 2019	2,178,297	3,346,245	–	50,371,323	1,287,852	54,608,013

Net income, three months ended October 31, 2019	–	–	–	128,544	–	128,544
Balance at October 31, 2019	$2,178,297	$3,346,245	$–	$50,499,867	$1,287,852	$54,736,557

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$128,544	$(79,194)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	387,410	466,297
Amortization of deferred charges	68,000	81,282
Operating lease expense in excess of cash payments	276,762	–
Deferred finance costs included in interest expense	4,718	5,719
Net realized and unrealized (gain) loss on sale of marketable securities	(23,223)	34,059
Other assets - unbilled receivables	42,472	(6,861)
- deferred charges	–	(304,252)
Deferred income taxes	74,000	3,000
Changes in:
Receivables	(3,729)	51,710
Income taxes refundable	(384)	(13,048)
Prepaid expenses	978,469	836,915
Accounts payable	17,671	(16,205)
Payroll and other accrued liabilities (Notes 1 and 10)	201,080	714,224
Other taxes payable	(3,305)	(2,940)
Cash provided by operating activities	2,148,485	1,770,706

Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,445,669)	(822,175)
Marketable securities:
Receipts from sales	442,764	–
Payments for purchases	(443,299)	(16,088)
Cash (used) by investing activities	(1,446,204)	(838,263)

Cash Flows From Financing Activities:
Increase (decrease) - security deposits payable	(19,606)	9,153
Mortgage and other debt payments	(42,690)	(41,161)
Cash (used) by financing activities	(62,296)	(32,008)

Increase in cash, cash equivalents and restricted cash	639,985	900,435

Cash, cash equivalents and restricted cash at beginning of period	5,263,724	6,879,623

Cash, cash equivalents and restricted cash at end of period (Note 10)	$5,903,709	$7,780,058

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

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The July 31, 2019 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2019. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2020.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year and future periods, projections of the proportion of income (or loss), and permanent and temporary differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method and the declining-balance method. Amortization of improvements to leased property is calculated over the life of the lease. Lives used to determine depreciation and amortization are generally as follows:

Buildings and improvements	18-40 years
Improvements to leased property	3-10 years
Fixtures and equipment	7-12 years
Other	3-5 years

Maintenance, repairs, renewals and improvements of a non-permanent nature are charged to expense when incurred. Expenditures for additions and major renewals or improvements are capitalized along with the associated interest cost during construction. The cost of assets sold or retired, and the accumulated depreciation or amortization thereon are eliminated from the respective accounts in the year of disposal, and the resulting gain or loss is credited or charged to income. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At July 31, 2019 and 2018, there were no impairments of its property and equipment.

Deferred Charges

Deferred charges consist principally of costs incurred in connection with the leasing of property to tenants. Such costs are amortized over the related lease periods, ranging from 1 to 21 years, using the straight-line method. If a lease is terminated early, such costs are expensed.

Leases - Lessor Revenue

Property held for leasing in the Company’s real estate rental operations is disclosed in Note 5. Rent is recognized from tenants under executed leases no later than on an established date or on an earlier date if the tenant should commence conducting business. Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of the lease. Contingent rental income is recorded when earned and is not based on tenant revenue. The effect of lease modifications that result in rent relief or other credits to tenants, including any retroactive effects relating to prior periods, is recognized in the period when the lease modification is signed. At the time of the lease modification, we assess the realizability of any accrued but unpaid rent and amounts that had been recognized as revenue in prior periods. lf the amounts are not determined to be realizable, the accrued but unpaid rent is written off. Accounts receivable are recognized in accordance with lease agreements at its net realizable value. Rental payments received in advance are deferred until earned.

Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. Management has determined that no allowance for uncollected receivables is considered necessary. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectability become known. Collectability issues include circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Due to the surrender of a portion of a tenant’s space, the Company reported a bad debt expense of $118,238 for the year ended July 31, 2019. Bad debt expense was $40,292 for the three months ended October 31, 2019 as a result of an early lease termination.

Leases - Lessee

The Company determines if an arrangement is a lease at inception. With the adoption of ASC 842, operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities, and long-term operating lease liabilities on the Company’s balance sheet.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Taxes

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year and future periods, projections of the proportion of income (or loss), and permanent and temporary differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

The Company has a federal net operating loss carryforward approximating $4,002,346 as of July 31, 2019 available to offset future taxable income. As of July 31, 2019, the Company had unused state and city net operating loss carryforwards of approximately $10,170,071 for state and $8,274,000 for city, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

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

Reclassification:

The condensed consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in the three months ended October 31, 2019. These reclassifications have no effect on net income or loss as previously reported.

Recently adopted accounting standards:

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

The new standards were adopted by the Company for the fiscal year beginning August 1, 2019. Upon adoption of Topic 842, the Company elected the following practical expedients:

1.	The Company applied the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the initial period of adoption. Upon adoption on August 1, 2019, the Company did not have an adjustment to opening retained earnings. In transitioning to ASC 842, the Company elected to use the practical expedient package and did not elect to use hindsight.

2.	As lessee and lessor, the Company has elected not to reassess lease classifications and all leases will continue to be classified as operating leases under the new standard.

As a result of the adoption of the new lease accounting guidance, the Company recognized on August 1, 2019:

●Operating lease right-of-use assets of $27.1 million.

●Operating leases liabilities of approximately $17.9 million, based on the net present value of remaining minimum rental payments, discounted using the Company’s incremental borrowing rate of 3.88%.

●The initial recording of operating lease right-of-use assets of $27.1 million includes adjustments of approximately $10.2 million primarily relating to building and improvements, net of accumulated depreciation, required pursuant to a ground lease with an affiliate, principally owned by a director of the Company (“landlord”). Upon lease termination in 2029, the building and all improvements are turned over to the landlord as property owner.

●The initial operating lease liability of $17.9 million includes an adjustment of remaining accrued rent of approximately $.95 million.

The Company’s lessor accounting remains similar under Topic 842 but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). Upon adoption of the lease standards on August 1, 2019, changes in accounting for the Company’s lease revenue as lessor were not significant.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2019 and October 31, 2018.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at October 31, 2019 and July 31, 2019.

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

	Fair value measurements at reporting date
	Total				Total
	October 31,				July 31,
Description	2019	Level 1	Level 2	Level 3	2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,603,985	$3,603,985	$–	$–	$3,580,227	$3,580,227	$–	$–

As of October 31, 2019 and July 31, 2019, the Company's marketable securities were classified as follows:

	October 31, 2019				July 31, 2019
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Mutual funds	$846,775	$272,803	$–	$1,119,578	$845,306	$264,425	$–	$1,109,731
Equity securities	1,697,731	789,097	2,421	2,484,407	1,656,156	814,340	–	2,470,496
	$2,544,506	$1,061,900	$2,421	$3,603,985	$2,501,462	$1,078,765	$–	$3,580,227

Investment income consists of the following:

			Three Months Ended
			October 31
			2019	2018
Gain on sale of marketable securities			$46,981	$–
Interest income			10,278	13,561
Dividend income			7,744	8,874
Total			$65,003	$22,435

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from approximately fifty tenants, of which one tenant accounted for 15.98%, another tenant accounted for 15.77% and a third tenant accounted for 12.25% of rental income during the three months ended October 31, 2019. The three months ended October 31, 2018 had one tenant account for 16.16%, another tenant account for 13.81% and a third tenant account for 11.95% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

5.	Property and Equipment:

All buildings owned by the Company are held for leasing except for a small portion used for Company Offices.

	October 31	July 31
	2019	2019
Land	$6,067,805	$6,067,805

Buildings held for leasing:
Buildings and improvements	66,112,845	86,461,353
Improvements to leased property	–	1,478,012
Construction in progress	3,252,057	2,325,940
	69,364,902	90,265,305
Less accumulated depreciation	31,564,537	43,310,270
Buildings - net	37,800,365	46,955,035

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	162,010	164,066
	306,555	308,611
Less accumulated depreciation	177,497	202,148
Fixtures and equipment and other - net	129,058	106,463

Property and equipment - net	$43,997,228	$53,129,303

Construction in progress includes:

	October 31	July 31
	2019	2019
Building improvements at 9 Bond Street in Brooklyn, NY	$223,680	$29,132
Building improvements at 25 Elm Place in Brooklyn, NY	581,783	426,533
Improvements to leased property	131,119	303,975
Building improvements at Fishkill, NY building	2,315,475	1,566,300
	$3,252,057	$2,325,940

Leased property included in the Company's real estate rental operations consists of the following:

	Estimated Useful Life	October 31, 2019
Operating lease right-of-use-assets	Lease Terms – 7 to 54 years	$27,104,937
Less: Accumulated Amortization		(579,094)
Operating lease right-of-use-assets		$26,525,843

The initial recording of operating lease right-of-use assets on August 1, 2019 includes adjustments of $10,190,334, net of accumulated amortization, primarily relating to building and improvements included in a ground lease with an affiliate, principally owned by a director of the Company (“landlord”). The ground lease required the Company to construct a building during the lease period. Upon lease termination in 2029, the building and all improvements are turned over to the landlord as property owner.

Until this lease agreement with the landlord terminates in 2029, the Company remains solely responsible for the building, improvements and maintenance of the property included in this lease, and is solely entitled to tax depreciation and other tax deductions.

6.	Long-Term Debt – Mortgage:

			October 31, 2019		July 31, 2019
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$777,736	$4,478,184	$5,298,610	$–
Less: Deferred financing costs			–	6,730	11,448	–
Total			$777,736	$4,471,454	$5,287,162	$–

On January 9, 2015, the Company refinanced its loan with a bank for $6,000,000, which included the outstanding balance as of January 2015 in the amount of $5,347,726 and an additional borrowing of $652,274. The loan is for a period of five years with a payment based on a twenty-five year amortization period. The interest rate for this period is fixed at 3.54% per annum. The mortgage loan is secured by the Nine Bond Street building in Brooklyn, New York. In November 2019, the Company refinanced this loan for $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate will be 4.375% per annum for a period of five years. The loan will be self-liquidating over a period of five years.

7.	Operating Leases

Lessor

The Company leases office and retail space to tenants under operating leases in commercial buildings. The rental terms range from approximately 5 to 49 years. The leases provide for the payment of fixed base rent payable monthly in advance as well as reimbursements of real estate taxes and common area costs. The Company has elected to account for lease revenues and the reimbursements of common area costs as a single component included as rental income in our condensed consolidated statements of operations and retained earnings.

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended October
	2019	2018
Base rent - fixed	$4,536,099	$4,698,885
Reimbursements of common area costs	149,660	164,588
Non-lease components (real estate taxes)	350,156	297,699
Rental income	$5,035,915	$5,161,172

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	Under ASC 842
	As of October 31, 2019
	Company	Leased
Fiscal Year	Owned Property	Property	Total
For the remainder of 2020	$7,529,034	$4,590,212	$12,119,246
2021	9,521,380	5,009,044	14,530,424
2022	7,878,165	4,039,069	11,917,234
2023	7,399,288	3,270,666	10,669,954
2024	6,483,940	2,987,050	9,470,990
2025	7,727,830	2,409,346	10,137,176
After 2025	44,904,996	12,433,194	57,338,190
Total	$91,444,633	$34,738,581	$126,183,214

	Under ASC 840
	As of July 31, 2019
	Company	Leased
Fiscal Year	Owned Property	Property	Total
2020	$10,038,712	$6,120,283	$16,158,995
2021	9,521,380	5,009,044	14,530,424
2022	7,878,165	4,039,069	11,917,234
2023	7,399,288	3,270,666	10,669,954
2024	6,483,940	2,987,050	9,470,990
After 2024	52,632,826	14,842,540	67,475,366
Total	$93,954,311	$36,268,652	$130,222,963

Lessee

The Company’s real estate operations include leased properties under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2073, including options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements.

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

Three Months Ended
October 31, 2019
Operating lease cost	$749,866
Sublease income	1,755,252
Excess of sublease income over lease cost	$1,005,386

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of October 31, 2019:

October 31, 2020	$1,896,768
October 31, 2021	1,976,288
October 31, 2022	2,058,457
October 31, 2023	2,072,707
October 31, 2024	2,087,467
Thereafter	11,800,909
Total undiscounted cash flows	21,892,596
Less: present value discount	(4,331,420)
Total Lease Liabilities	$17,561,176

Other information:
Operating cash flows from operating leases	$473,105
Weighted-average remaining lease term – operating leases	11.48 years
Weighted-average discount rate – operating leases	3.88%

The following tables represents future minimum lease payments under noncancelable operating leases at July 31, 2019 as presented in the Company’s Annual Report on Form 10K:

Operating
Fiscal Year	Leases
2020	$1,897,318
2021	1,941,494
2022	2,057,814
2023	2,072,000
2024	2,086,697
After 2024	11,701,293
Total required*	$21,756,616

*	Minimum payments have not been reduced by minimum sublease rentals of $36,268,652 under operating leases due in the future under non-cancelable leases.

Rent payments related to an affiliate principally owned by a director of the Company totaled $246,812 for the three months ended October 31, 2019 and 2018. The rental payments are for two leases which expire May 31, 2029 and April 30, 2031, respectively.

8.	Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $101,402 and $106,460 as contributions to the Plan for the three months ended October 31, 2019 and 2018, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $17,013 and $13,946 for the three months ended October 31, 2019 and 2018, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund

Employer identification number:	13-6367793

Plan number:	001

Date of most recent Form 5500:	December 31, 2018

Certified zone status:	Critical and declining status

Status determination date:	January 1, 2018

Plan used extended amortization provisions in status
calculation:	Yes

Minimum required contribution:	Yes

Employer contributing greater than 5% of Plan
contributions for year ended December 31, 2017:	Yes

Rehabilitation plan implemented:	Yes

Employer subject to surcharge:	Yes

Contract expiration date:	November 30, 2022

For the plan years 2017-2019, under the pension fund’s rehabilitation plan, the Company agreed to pay a minimum contribution rate equal to 9.1% of the prior year total contribution rate. The Company has 29 employees and has a contract, expiring November 30, 2022, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 21% of its employees. The Company considers that its labor relations with its employees and union are good.

10.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	October 31
	2019	2018
Cash and cash equivalents	$4,993,422	$6,147,991
Restricted cash, tenant security deposits	810,844	1,340,188
Restricted cash, escrow	71,603	258,399
Restricted cash, other	27,840	33,480
	$5,903,709	$7,780,058

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Three Months Ended
	October 31
	2019	2018
Cash Flow Information
Interest paid, net of capitalized interest of $26,456 (2019) and $15,067 (2018)	$22,861	$34,272
Income taxes paid	$–	$–

Non-cash information
Initial recognition of operating lease right-of-use assets	$27,104,937
Initial recognition of operating lease liabilities	$17,863,507

11.	Common Stock:

The Company has one class of common stock with identical voting rights and rights to liquidation.

12.	Contingencies:

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the Condensed Consolidated Financial Statements disclose our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. (See Note 1 on pages 7 through 10 to the Condensed Consolidated Financial Statements herein and Note 1 on pages 9 through 13 to the Consolidated Financial Statements in the Annual Report to Shareholders for the fiscal year ended July 31, 2019).

Results of Operations:

Three months ended October 31, 2019 compared to the three months ended October 31, 2018:

In the three months ended October 31, 2019, the Company reported net income of $128,544, or $.06 per share. In the comparable three months ended October 31, 2018, the Company reported net loss of $(79,194), or $(.04) per share. The loss in the 2018 three months was primarily due to settlement of litigation costs in the amount of $635,000 (see Note 12). In addition, revenues in the current three months decreased and real estate operating expenses increased as explained below.

Revenues in the current three months decreased to $5,035,915 from $5,161,172 in the comparable 2018 three months primarily due to loss of rental income from two tenants, partially offset by rental from one new tenant.

Real estate operating expenses in the current three months increased to $3,248,594 from $2,976,644 in the comparable 2018 three months primarily due to increases in real estate taxes and rent expense, partially offset by decreases in maintenance costs and leasing commissions.

Administrative and general expenses in the current three months decreased to $1,215,635 from $1,742,936 in the comparable 2018 three months primarily due to the settlement of litigation costs in the amount of $635,000 in the 2018 three months (see Note 13), partially offset by increases in legal and professional costs and a bad debt expense from a tenant.

Depreciation expense in the current three months decreased to $387,410 from $466,297 in the comparable 2018 three months primarily due to a decrease in depreciation on the Jamaica building due to the recording of the building to right-of-use asset (see Notes 1, 5 and 7), partially offset by additional depreciation from prior year improvements in the Brooklyn buildings.

Investment income exceeded interest expense in the current three months by $18,268 and interest expense exceeded investment income by $51,489 in the comparable 2018 three months. The increase in investment income was primarily due to the gain on sale of marketable securities.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $4,993,422 at October 31, 2019.

In March 2017, the Company leased 7,700 square feet to a medical facility at its Nine Bond Street Brooklyn, New York building, for a term of ten years with two five-year option periods. To accommodate this tenant, an existing tenant surrendered 400 square feet of retail space. The cost of renovations for this tenant was $329,154 and brokerage commissions were $216,052. The tenant took occupancy and commenced payment of rent in October 2019.

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

In July 2019, the Company leased 47,000 square feet to a community college at its Fishkill, New York building for a term of fifteen years with two five-year option periods. The cost of renovations for this tenant will be approximately $3,200,000 and brokerage commissions will be $448,939. The tenant is expected to take occupancy and commence payment of rent in June 2020. The Company is in the process of discussing with a bank the financing of these costs.

In July 2019, the retail tenant at the Company’s Fishkill, New York building who occupies 90,000 square feet gave notice to terminate their lease effective October 30, 2019. The loss in annual rent will be approximately $250,000. The Company and the tenant then agreed to extend the lease until December 2019.

In August 2019, a tenant who occupies 23,603 square feet of office space at the Company’s Jowein building in Brooklyn, New York vacated the premises. The loss in annual rent will be approximately $814,000.

In September 2019, a retail tenant who occupies 128,196 square feet surrendered approximately 22,000 square feet at the Company’s Nine Bond Street building in Brooklyn, New York. The loss in annual rent will be approximately $965,000.

In November 2019, the Company refinanced a loan with a bank for the balance due at October 31, 2019 in the amount of $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate will be 4.375% per annum. The loan will be self-liquidating over a five-year period.

In November 2019, the Company extended a lease with one of the Company’s landlords, which expires in April 2026 for an additional eight years and eight months to expire in December 2034 at its Nine Bond Street building in Brooklyn, New York.

Cash Flows From Operating Activities:

Payroll and Other Accrued Liabilities: The Company had a balance due at October 31, 2019 for brokerage commissions of $583,428.

Cash Flows From Investing Activities:

The Company had expenditures of $194,547 for the three months ended October 31, 2019 for elevator upgrade work at the Company’s Nine Bond Street building in Brooklyn, New York.

The Company had expenditures for elevator upgrade work in the amount of $106,734 for the three months ended October 31, 2019, at the Company’s Jamaica, New York building. The Company had expenditures of $208,368 for renovation work for an existing tenant.

The Company had expenditures for renovations for a new tenant in the amount of $33,230 for the three months ended October 31, 2019, at its Fishkill, New York building. The total cost is estimated to be $3,200,000 and is anticipated to be completed in May 2020. The Company also had expenditures of $272,678 for four new elevators for the three months ended October 31, 2019. The total cost will be approximately $1,800,000 and is anticipated to be completed in early 2020. The Company also had expenditures of $443,267 for a new lobby for the three months ended October 31, 2019. The total cost will be approximately $1,500,000 and is anticipated to be completed in December 2019.

The Company had expenditures in the amount of $155,250 for elevator upgrade work at its Jowein building in Brooklyn, New York.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At October 31, 2019, the Company had fixed-rate debt of $5,255,920.

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

Item	1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2019.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item	3. Defaults Upon Senior Securities
None

Item	4. Mine Safety Disclosures
Not applicable

Item	5. Other Information
None

Item	6. Exhibits and Reports on Form 8-K
(a)	List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws.	N/A
(10)	Material contracts.	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information.	N/A
(18)	Letter re change in accounting principles.	N/A
(19)	Report furnished to security holders.	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	24
	(31.2) Chief Financial Officer	25

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	26
(95)	Mine safety disclosure.	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant for the period ended October 31, 2019.

Item reported:

The Company reported entry into a material definitive agreement. Date of report filed – September 19, 2019.

The Company reported its financial results for the three months and year ended July 31, 2019. Date of report filed – October 3, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 5, 2019	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	December 5, 2019	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer