Form 10-Q
period 2020-01-31
MAYS J W INC
filed 2020-03-05
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2020
Common Stock, $1 par value	2,015,780 shares

This report contains 28 pages.

J. W. MAYS, INC.

Part I - Financial Information
Item 1 - Financial Statements
J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	January 31	July 31
ASSETS	2020	2019
	(Unaudited)	(Audited)
Property and Equipment - Net (Notes 5 and 6)	$45,522,450	$53,129,303

Current Assets:
Cash and cash equivalents (Notes 4 and 10)	3,146,214	4,117,647
Receivables (Note 4)	363,562	402,154
Income taxes refundable	–	9,683
Restricted cash	145,642	181,193
Prepaid expenses	2,063,854	2,159,701
Total current assets	5,719,272	6,870,378

Other Assets:
Deferred charges	3,776,403	3,729,818
Accumulated amortization	(1,293,596)	(1,153,996)
Net	2,482,807	2,575,822
Operating lease right-of-use assets (Notes 1, 5, 7 and 10)	28,220,710	–
Restricted cash	762,464	964,884
Unbilled receivables (Notes 4 and 8)	1,625,758	1,668,461
Marketable securities (Notes 3 and 4)	3,770,270	3,580,227
Total other assets	36,862,009	8,789,394

TOTAL ASSETS	$88,103,731	$68,789,075

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Liabilities:
Mortgage payable (Note 6)	$4,215,436	$–
Security deposits payable	667,521	690,422
Payroll and other accrued liabilities	149,647	448,939
Operating lease liabilities (Notes 1, 7 and 10)	18,317,271	–
Deferred income taxes (Note 1)	5,123,000	5,096,000
Total long-term liabilities	28,472,875	6,235,361

Current Liabilities:
Accounts payable	106,200	30,964
Income taxes payable	8,912	–
Payroll and other accrued liabilities	2,464,204	2,426,535
Other taxes payable	4,600	8,847
Operating lease liabilities (Notes 1, 7 and 10)	1,221,258	–
Current portion of mortgage payable (Note 6)	989,764	5,287,162
Current portion of security deposits payable	156,642	192,193
Total current liabilities	4,951,580	7,945,701

TOTAL LIABILITIES	33,424,455	14,181,062

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	50,442,586	50,371,323
	55,967,128	55,895,865
Common stock held in treasury, at cost - 162,517 shares at January 31, 2020 and at July 31, 2019 (Notes 2 and 11)	(1,287,852)	(1,287,852)
Total shareholders' equity	54,679,276	54,608,013

Contingencies (Note 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$88,103,731	$68,789,075

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended
	January 31	January 31	January 31	January 31
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income (Notes 1, 4 and 8)	$5,039,060	$5,276,699	$10,074,975	$10,437,871
Recovery of real estate taxes	–	45,026	–	45,026
Total revenues	5,039,060	5,321,725	10,074,975	10,482,897

Expenses
Real estate operating expenses	3,514,631	3,116,962	6,763,225	6,093,606
Administrative and general expenses	1,311,011	1,305,871	2,526,646	3,048,807
Depreciation (Note 5)	394,977	472,987	782,387	939,284
Loss on disposition of property and equipment	54,121	–	54,121	–
Total expenses	5,274,740	4,895,820	10,126,379	10,081,697

Income (loss) from operations before investment income, interest expense and income taxes	(235,680)	425,905	(51,404)	401,200

Investment income and interest expense:
Investment income (Note 3)	75,915	134,676	140,918	157,111
Change in fair value of marketable securities (Notes 1 and 3)	82,536	(108,158)	63,250	(142,217)
Interest expense (Notes 6 and 10)	(27,052)	(49,463)	(54,501)	(89,328)
	131,399	(22,945)	149,667	(74,434)

Income (loss) from operations before income taxes	(104,281)	402,960	98,263	326,766
Income taxes provided (benefit)	(47,000)	109,000	27,000	112,000
Net income (loss)	(57,281)	293,960	71,263	214,766

Retained earnings, beginning of period	50,499,867	48,777,328	50,371,323	48,369,386
Reclassification of unrealized gain on investments to retained earnings (Note 1)	–	–	–	487,136
Retained earnings, end of period	$50,442,586	$49,071,288	$50,442,586	$49,071,288

Income (loss) per common share (Note 2)	$(.02)	$.15	$.04	$.11

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

		Additional	Unrealized Gain		Common Stock
	Common	Paid In	on Marketable	Retained	Held in
	Stock	Capital	Securities	Earnings	Treasury	Total
Three Months Ended Janaury 31, 2020
Balance at October 31, 2019	$2,178,297	$3,346,245	$–	$50,499,867	$(1,287,852)	$54,736,557
Net loss, three months ended January 31, 2020	–	–	–	(57,281)	–	(57,281)
Balance at January 31, 2020	$2,178,297	$3,346,245	$–	$50,442,586	$(1,287,852)	$54,679,276
Three Months Ended Janaury 31, 2019
Balance at October 31, 2018	$2,178,297	$3,346,245	$–	$48,777,328	$(1,287,852)	$53,014,018
Net income, three months ended January 31, 2019	–	–	–	293,960	–	293,960
Balance at January 31, 2019	$2,178,297	$3,346,245	$–	$49,071,288	$(1,287,852)	$53,307,978

		Additional	Unrealized Gain		Common Stock
	Common	Paid In	on Marketable	Retained	Held in
	Stock	Capital	Securities	Earnings	Treasury	Total
Six Months Ended Janaury 31, 2020
Balance at July 31, 2019	$2,178,297	$3,346,245	$–	$50,371,323	$(1,287,852)	$54,608,013
Net income, six months ended January 31, 2020	–	–	–	71,263	–	71,263
Balance at January 31, 2020	$2,178,297	$3,346,245	$–	$50,442,586	$(1,287,852)	$54,679,276
Six Months Ended Janaury 31, 2019
Balance at July 31, 2018	$2,178,297	$3,346,245	$487,136	$48,369,386	$(1,287,852)	$53,093,212
Reclassification of unrealized gains on marketable securities to retained earnings (Note 1)	–	–	(487,136)	487,136	–	–
Net income, six months ended January 31, 2019	–	–	–	214,766	–	214,766
Balance at January 31, 2019	$2,178,297	$3,346,245	$–	$49,071,288	$(1,287,852)	$53,307,978

See Notes to Condensed Consolidated Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 31
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$71,263	$214,766

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	782,387	939,284
Loss on disposition of property and equipment	54,121	–
Amortization of deferred charges	139,600	163,280
Operating lease expense in excess of cash payments	559,248	–
Deferred finance costs included in interest expense	15,401	11,438
Net realized and unrealized (gain) loss on sale of marketable securities	(110,231)	95,802
Other assets - unbilled receivables	42,703	(69,091)
- deferred charges	(46,585)	(553,137)
Deferred income taxes	27,000	112,000
Changes in:
Receivables	38,592	(126,680)
Real estate taxes refundable	–	(45,025)
Income taxes refundable	9,683	3,028
Prepaid expenses	95,847	129,065
Accounts payable	75,236	(28,105)
Payroll and other accrued liabilities (Notes 1 and 10)	687,282	231,108
Income taxes payable	8,912	–
Other taxes payable	(4,247)	(4,520)
Cash provided by operating activities	2,446,212	1,073,213

Cash Flows From Investing Activities:
Acquisition of property and equipment	(3,419,989)	(1,699,924)
Marketable securities:
Receipts from sales	447,236	219,744
Payments for purchases	(527,048)	(296,660)
Cash (used) by investing activities	(3,499,801)	(1,776,840)

Cash Flows From Financing Activities:
Borrowing - Mortgage debt	144,080	–
Increase (decrease) - security deposits payable	(58,452)	9,453
Mortgage and other debt payments	(122,872)	(82,698)
Mortgage financing costs paid	(118,571)	–
Cash (used) by financing activities	(155,815)	(73,245)

Decrease in cash, cash equivalents and restricted cash	(1,209,404)	(776,872)

Cash, cash equivalents and restricted cash at beginning of period	5,263,724	6,879,623

Cash, cash equivalents and restricted cash at end of period (Note 10)	$4,054,320	$6,102,751

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Accounting Records and Use of Estimates:

The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Company’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, incremental borrowing rates and recognition of renewal options for operating lease right-of-use assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include allowance for doubtful accounts, depreciation, income tax assets and liabilities, fair value of marketable securities and revenue recognition. Estimates are based on historical experience where applicable or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

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

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At January 31, 2020 and July 31, 2019, there were no impairments of its property and equipment.

Deferred Charges

Deferred charges consist principally of costs incurred in connection with the leasing of property to tenants. Such costs are amortized over the related lease periods, ranging from 1 to 21 years, using the straight-line method. If a lease is terminated early, such costs are expensed.

Leases - Lessor Revenue

Property held for leasing in the Company’s real estate rental operations is disclosed in Note 5. Rent is recognized from tenants under executed leases no later than on an established date or on an earlier date if the tenant should commence conducting business. Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of the lease. The effect of lease modifications that result in rent relief or other credits to tenants, including any retroactive effects relating to prior periods, is recognized in the period when the lease modification is signed. At the time of the lease modification, we assess the realizability of any accrued but unpaid rent and amounts that had been recognized as revenue in prior periods. As lessor, we have elected to combine the lease components (base rent), non-lease components (reimbursements of common area maintenance expenses) and reimbursements of real estate taxes and account for the components as a single lease component in accordance with ASC 842. If the amounts are not determined to be realizable, the accrued but unpaid rent is written off. Accounts receivable are recognized in accordance with lease agreements at its net realizable value. Rental payments received in advance are deferred until earned.

Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. Management has determined that no allowance for uncollected receivables is considered necessary. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectability become known. Collectability issues include circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Due to the surrender of a portion of a tenant’s space, the Company reported a bad debt expense of $118,238 for the year ended July 31, 2019. Bad debt expense was $40,292 for the six months ended January 31, 2020 as a result of an early lease termination.

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

The Company had a federal net operating loss carryforward approximating $4,002,346 as of July 31, 2019 available to offset future taxable income. As of July 31, 2019, the Company had unused state and city net operating loss carryforwards of approximately $10,170,071 for state and $8,274,000 for city, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

New York State and New York City taxes are calculated using the higher of taxes based on income or the respective capital-based franchise taxes. Beginning with the Company’s tax year ended July 31, 2016, changes in the law required the state capital-based tax will be phased out over a 7-year period. New York City taxes will be based on capital for the foreseeable future. Capital-based franchise taxes are recorded to administrative and general expense. State tax amounts in excess of the capital-based franchise taxes are recorded to income tax expenses. Due to both the application of the capital-based tax and due to the possible absence of city taxable income, the Company does not record city deferred taxes.

Reclassification:

The condensed consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in the six months ended January 31, 2020. These reclassifications have no effect on net income or loss as previously reported

Recently adopted accounting standards:

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

2.	As lessee and lessor, the Company has elected not to reassess lease classifications and all leases will continue to be classified as operating leases under the new standard.

As a result of the adoption of the new lease accounting guidance, the Company recognized on August 1, 2019:

●	Operating lease right-of-use assets of $27.1 million.

●	Operating lease liabilities of approximately $17.9 million, based on the net present value of remaining minimum rental payments, discounted using the Company’s incremental borrowing rate of 3.88%.

●	The initial recording of operating lease right-of-use assets of $27.1 million includes adjustments of approximately $10.2 million primarily relating to building and improvements, net of accumulated depreciation, required pursuant to a ground lease with an affiliate, principally owned by a director of the Company (“landlord”). Upon lease termination in 2029, the building and all improvements will be turned over to the landlord as property owner.

●	The initial operating lease liability of $17.9 million includes an adjustment of remaining accrued rent of approximately $.95 million.

The Company’s lessor accounting remains similar under Topic 842 but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). Upon adoption of the lease standards on August 1, 2019, changes in accounting for the Company’s lease revenue as lessor were not significant.

2.

Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the six months ended January 31, 2020 and January 31, 2019.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at January 31, 2020 and July 31, 2019.

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

Fair value measurements at reporting date

	Total				Total
	January 31,				July 31,
Description	2020	Level 1	Level 2	Level 3	2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,770,270	$3,770,270	$–	$–	$3,580,227	$3,580,227	$–	$–

As of January 31, 2020 and July 31, 2019, the Company's marketable securities were classified as follows:

	January 31, 2020				July 31, 2019
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Mutual funds	$914,417	$253,357	$–	$1,167,774	$845,306	$264,425	$–	$1,109,731
Equity securities	1,713,839	888,657	–	2,602,496	1,656,156	814,340	–	2,470,496
	$2,628,256	$1,142,014	$–	$3,770,270	$2,501,462	$1,078,765	$–	$3,580,227

Investment income consists of the following:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2020	2019	2020	2019
Gain on sale of marketable securities	$–	$46,415	$46,981	$46,415
Interest income	2,772	13,880	13,050	27,441
Dividend income	73,143	74,381	80,887	83,255
Total	$75,915	$134,676	$140,918	$157,111

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

The Company derives rental income from approximately fifty tenants, of which one tenant accounted for 15.80%, another tenant accounted for 14.90% and a third tenant accounted for 12.29% of rental income during the six months ended January 31, 2020. The six months ended January 31, 2019 had one tenant account for 18.27%, another tenant account for 14.25% and a third tenant account for 11.69% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

5.	Property and Equipment: All buildings owned by the Company are held for leasing except for a small portion used for Company offices.

	January 31	July 31
	2020	2019
Land	$6,067,805	$6,067,805

Buildings held for leasing
Buildings and improvements	66,906,987	86,461,353
Improvements to leased property	–	1,478,012
Construction in progress	4,370,985	2,325,940
	71,277,972	90,265,305
Accumulated depreciation	(31,943,384)	(43,310,270)
Buildings - net	39,334,588	46,955,035

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	162,010	164,066
	306,555	308,611
Accumulated depreciation	(186,498)	(202,148)
Fixtures and equipment and other - net	120,057	106,463

Property and equipment - net	$45,522,450	$53,129,303

Construction in progress includes:

	January 31	July 31
	2020	2019
Building improvements at 9 Bond Street in Brooklyn, NY	$–	$29,132
Building improvements at 25 Elm Place in Brooklyn, NY	426,533	426,533
Improvements to leased property	–	303,975
Building improvements at Fishkill, NY building	3,944,452	1,566,300
	$4,370,985	$2,325,940

Leased property included in the Company’s real estate rental operations consists of the following:

	Estimated Useful Life	January 31, 2020
Operating lease right-of-use-assets	Lease Terms – 7 to 54 years	$29,384,531
Accumulated Amortization		(1,163,821)
Operating lease right-of-use-assets		$28,220,710

The initial recording of operating lease right-of-use assets on August 1, 2019 includes adjustments of $10,190,334, net of accumulated amortization, primarily relating to building and improvements included in a ground lease with an affiliate, principally owned by a director of the Company (“landlord”). The ground lease required the Company to construct a building during the lease period. Upon lease termination in 2029, the building and all improvements will be turned over to the landlord as property owner.

Until this lease agreement with the landlord terminates in 2029, the Company remains solely responsible for the building, improvements and maintenance of the property included in this lease and is solely entitled to tax depreciation and other tax deductions.

6.	Long-Term Debt – Mortgage:

			January 31, 2020		July 31, 2019
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$989,764	$4,330,054	$5,298,610	$–
Deferred financing costs			–	(114,618)	(11,448)	–
Total			$989,764	$4,215,436	$5,287,162	$–

In November 2019, the Company refinanced the remaining balance of a $6,000,000, 3.54% interest rate loan with another bank for $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate on the new loan is fixed at 4.375%. The loan is self-liquidating over a period of five years and secured by the Nine Bond Street building in Brooklyn, New York.

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

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2020	2019	2020	2019
Base rent - fixed	$4,515,930	$4,776,605	$9,052,029	$9,475,490
Reimbursements of common area costs	163,775	199,485	313,435	364,073
Non-lease components (real estate taxes)	359,355	300,609	709,511	598,308
Rental income	$5,039,060	$5,276,699	$10,074,975	$10,437,871

Future minimum non-cancelable rental income for leases with initial or remainint terms of one year or more is as follows:

	Under ASC 842
	As of January 31, 2020
	Company
	Owned	Leased
Fiscal Year	Property	Property	Total
For the remainder of 2020	$5,019,356	$3,060,142	$8,079,498
2021	9,521,380	5,009,044	14,530,424
2022	7,878,165	4,039,069	11,917,234
2023	7,399,288	3,270,666	10,669,954
2024	6,483,940	2,987,050	9,470,990
2025	7,727,830	2,409,346	10,137,176
After 2025	44,904,996	12,433,194	57,338,190
Total	$88,934,955	$33,208,511	$122,143,466

	Under ASC 840
	As of July 31, 2019
	Company
	Owned	Leased
Fiscal Year	Property	Property	Total
2020	$10,038,712	$6,120,283	$16,158,995
2021	9,521,380	5,009,044	14,530,424
2022	7,878,165	4,039,069	11,917,234
2023	7,399,288	3,270,666	10,669,954
2024	6,483,940	2,987,050	9,470,990
After 2024	52,632,826	14,842,540	67,475,366
Total	$93,954,311	$36,268,652	$130,222,963

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

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended	Six Months Ended
	January 31, 2020	January 31, 2020
Sublease income	$1,766,609	$3,521,861
Operating lease cost	(760,191)	(1,510,057)
Excess of sublease income over lease cost	$1,006,418	$2,011,804

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of January 31, 2020:

January 31, 2020	$1,954,899
January 31, 2021	2,066,205
January 31, 2022	2,100,129
January 31, 2023	2,116,031
January 31, 2024	2,134,695
Thereafter	14,420,464
Total undiscounted cash flows	24,792,423
Less: present value discount	(5,253,894)
Total Lease Liabilities	$19,538,529

Other information:
Operating cash flows from operating leases	$950,809
Weighted-average remaining lease term - operating leases	12.16 years
Weighted-average discount rate - operating leases	3.90%

The following table represents future minimum lease payments under non-cancelable operating leases at July 31, 2019 as presented in the Company's Annual Report on Form 10-K:

Operating
Fiscal Year	Leases
2020	$1,897,318
2021	1,941,494
2022	2,057,814
2023	2,072,000
2024	2,086,697
After 2024	11,701,293
Total required*	$21,756,616

* Minimum payments have not been reduced by minimum sublease rentals of $36,268,652 under operating leases due in the future under non-cancelable leases.

Rent payments related to an affiliate principally owned by a director of the Company totaled $246,812 and $493,624 for the three and six months, respectively, for each of the periods ending January 31, 2020 and 2019. The rental payments are for two leases which expire May 31, 2029 and April 30, 2031, respectively.

8.

Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

9.

Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $146,183 and $247,586 as contributions to the Plan for the three and six months ended January 31, 2020, respectively, and $146,314 and $252,773 as contributions to the plan for the three and six months ended January 31, 2019, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $14,807 and $31,820 for the three and six months ended January 31, 2020, respectively, and $15,514 and $29,459 as contributions to the plan for the three and six months ended January 31, 2019, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

For the plan years 2019-2022, under the pension fund’s rehabilitation plan, the Company agreed to pay a minimum contribution rate equal to 9.1% of the prior year total contribution rate. The Company has 29 employees and has a contract, expiring November 30, 2022, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 21% of its employees. The Company considers that its labor relations with its employees and union are good.

10.

Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	January 31
	2020	2019
Cash and cash equivalents	$3,146,214	$4,469,048
Restricted cash, tenant security deposits	808,663	1,341,824
Restricted cash, escrow	71,603	258,399
Restricted cash, other	27,840	33,480
	$4,054,320	$6,102,751

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Six Months Ended
	January 31
	2020	2019
Cash Flow Information
Interest paid, net of capitalized interest of $64,759 (2020) and $20,155 (2019)	$35,210	$78,146
Income taxes paid (refunded)	(23,041)	–

Non-cash information
Recognition of operating lease right-of-use assets	$29,384,531
Recognition of operating lease liabilities	20,143,101
Mortgage refinance	5,255,920

11.	Common Stock: The Company has one class of common stock with identical voting rights and rights to liquidation.

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

Results of Operations:

Three months ended January 31, 2020 compared to the three months ended January 31, 2019:

In the three months ended January 31, 2020, the Company reported net loss of ($57,281), or ($.02) per share. In the comparable three months ended January 31, 2019, the Company reported net income of $293,960, or $.15 per share. Revenue in the current three months decreased and real estate operating expenses increased as explained below.

Revenues in the current three months decreased to $5,039,060 from $5,321,725 in the comparable 2019 three months primarily due to loss of rental income from two tenants, partially offset by rental from one new tenant.

Real estate operating expenses in the current three months increased to $3,514,631 from $3,116,962 in the comparable 2019 three months primarily due to:

1)	Increases in real estate taxes,
2)	Increases in rent expense due to the recording of the building to right-of-use asset (see notes 1, 5 and 7),
3)	Partially offset by decreases in maintenance costs and leasing commissions.

Administrative and general expenses of $1,311,011 and $1,305,871 were comparable in the three months ended January 31, 2020 and 2019, respectively.

The loss on disposition of property and equipment in the three months ended January 31, 2020 in the amount of $54,121 was from the removal of a canopy at the Company’s Fishkill, New York property. The 2019 three months did not have a loss on disposition of property and equipment.

Depreciation expense in the current three months decreased to $394,977 from $472,987 in the comparable 2019 three months primarily due to a decrease in depreciation on the Jamaica building due to the recording of the building to right-of-use asset (see Notes 1, 5 and 7), partially offset by additional depreciation from prior year improvements in the Brooklyn buildings.

Investment income exceeded interest expense in the current three months by $131,399 and interest expense exceeded investment income by $22,945 in the comparable 2019 three months. The increase in investment income was primarily due to the change in fair value of marketable securities.

Six months ended January 31, 2020 compared to the six months ended January 31, 2019:

In the six months ended January 31, 2020, the Company reported net income of $71,263, or $.04 per share. In the comparable six months ended January 31, 2019, the Company reported net income of $214,766, or $.11 per share. Revenue in the current six months decreased and real estate operating expenses increased as explained below.

Revenues in the current six months decreased to $10,074,975 from $10,482,897 in the comparable 2019 six months primarily due to loss of rental income from two tenants, partially offset by rental from one new tenant.

Real estate operating expenses in the current six months increased to $6,763,225 from $6,093,606 in the comparable 2019 six months primarily due to increases in:

1)	Increases in real estate taxes,
2)	Increases in rent expense due to the recording of the building to right-of-use asset (see notes 1, 5 and 7),
3)	Partially offset by decreases in maintenance costs and leasing commissions.

Administrative and general expenses in the current six months decreased to $2,526,646 from $3,048,807 in the comparable 2019 six months primarily due to the settlement of litigation costs in the amount of $635,000 in the 2019 six months (see Note12), partially offset by increases in legal and professional costs and a bad debt expense from a tenant.

The loss on disposition of property and equipment in the six months ended January 31, 2020 in the amount of $54,121 was from the removal of a canopy at the Company’s Fishkill, New York property. The 2019 six months did not have a loss on disposition of property and equipment.

Depreciation expense in the current six months decreased to $782,387 from $939,284 in the comparable 2019 six months primarily due to a decrease in depreciation on the Jamaica building due to the recording of the building to right-of-use asset (see Notes 1, 5 and 7), partially offset by additional depreciation from prior year improvements in the Brooklyn buildings.

Investment income exceeded interest expense in the current six months by $149,667 and interest expense exceeded investment income by $74,434 in the comparable 2019 six months. The increase in investment income was primarily due to the change in fair value of marketable securities.

Liquidity and Capital Resources:

Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. The Company’s cash and cash equivalents amounted to $3,146,214 at January 31, 2020.

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

In November 2019, the Company refinanced a loan with a bank for the balance due in the amount of $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate is 4.375% per annum. The loan is self-liquidating over a five-year period.

In November 2019, the Company extended a lease with one of the Company’s landlords, which expires in April 2026 for an additional eight years and eight months to expire in December 2034 at its Nine Bond Street building in Brooklyn, New York building.

Cash Flows From Operating Activities:

Deferred Expenses: The Company had an additional $46,585 for brokerage commissions incurred from an existing tenant’s extension of a lease at the Company’s Jamaica, New York building.

Payroll and Other Accrued Liabilities: The Company had a balance due at January 31, 2020 for brokerage commissions of $583,428.

Cash Flows From Investing Activities:

The Company had expenditures of $289,699 for the six months ended January 31, 2020 for elevator upgrade work at the Company’s Nine Bond Street building in Brooklyn, New York.

The Company had expenditures for elevator upgrade work in the amount of $152,336 for the six months ended January 31, 2020, at the Company’s Jamaica, New York building. The Company also had expenditures of $291,545 for renovation work for two existing tenants.

The Company had expenditures for renovations for a new tenant in the amount of $1,505,774 for the six months ended January 31, 2020, at its Fishkill, New York building. The total cost is estimated to be $3,200,000 and is anticipated to be completed in May 2020. The Company also had expenditures of $276,247 for four new elevators for the six months ended January 31, 2020. The total cost will be approximately $1,800,000 and is anticipated to be completed in March 2020. The Company also had expenditures of $615,195 for a new lobby for the six months ended January 31, 2020. The total cost will be approximately $1,500,000 and is anticipated to be completed in March 2020.

The Company had expenditures in the amount of $221,442 for elevator upgrade work at its Jowein building in Brooklyn, New York.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At January 31, 2020, the Company had fixed-rate debt of $5,319,818.

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
Item	1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2019.
Item	2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item	3. Defaults Upon Senior Securities
None
Item	4. Mine Safety Disclosures
Not applicable
Item	5. Other Information
None
Item	6. Exhibits and Reports on Form 8-K
(a)	List of Exhibits:
Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws.	N/A
(10)	Material contracts.	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information.	N/A
(18)	Letter re change in accounting principles.	N/A
(19)	Report furnished to security holders.	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	26
	(31.2) Chief Financial Officer	27
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	28
(95)	Mine safety disclosure.	N/A
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
(b)	Reports on Form 8-K – Three reports on Form 8-K were filed by the registrant for the period ended January 31, 2020.
Item reported:
The Company reported results of the submission of matters to a vote of security holders. Date of report filed – November 27, 2019.
The Company reported its financial results for the three months ended October 31, 2019. Date of report filed – December 5, 2019.
The Company reported a change in registrant’s certifying accountant. Date of report filed – January 14, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 5, 2020	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	March 5, 2020	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer