Form 10-Q
period 2020-04-30
MAYS J W INC
filed 2020-06-04
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 4, 2020
Common Stock, $1 par value	2,015,780 shares

This report contains 30 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – April 30, 2020 (unaudited) and July 31, 2019	3
Condensed Consolidated Statements of Operations – Three and nine months ended April 30, 2020 and 2019 (unaudited)	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity – Three and nine months ended April 30, 2020 and 2019 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine months ended April 30, 2020 and 2019 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7 - 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	20 - 25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II - Other Information:
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits and Reports on Form 8-K	26

Signatures	27

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	28
31.2 - Chief Financial Officer	29

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	30

Part I - Financial Information

Item 1 - Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30	July 31
ASSETS	2020	2019
	(Unaudited)	(Audited)
Property and Equipment - Net	$47,144,223	$53,129,303

Current Assets:
Cash and cash equivalents	6,126,989	4,117,647
Receivables - Net	534,856	402,154
Real estate taxes refundable	101,735	–
Income taxes refundable	–	9,683
Restricted cash	292,033	181,193
Prepaid expenses	1,077,759	2,159,701
Total current assets	8,133,372	6,870,378

Other Assets:
Deferred charges	3,776,403	3,729,818
Accumulated amortization	(1,366,996)	(1,153,996)
Net	2,409,407	2,575,822
Operating lease right-of-use assets	37,698,819	–
Restricted cash	850,949	964,884
Unbilled receivables	1,488,550	1,668,461
Marketable securities	3,487,381	3,580,227
Total other assets	45,935,106	8,789,394

TOTAL ASSETS	$101,212,701	$68,789,075

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-Term Liabilities:
Mortgages payable	$7,762,830	$–
Note payable	511,931	–
Security deposits payable	766,506	690,422
Payroll and other accrued liabilities	85,875	448,939
Operating lease liabilities	28,166,873	–
Deferred income taxes	4,898,000	5,096,000
Total long-term liabilities	42,192,015	6,235,361

Current Liabilities:
Accounts payable	162,100	30,964
Income taxes payable	26,973	–
Payroll and other accrued liabilities	2,181,288	2,426,535
Other taxes payable	8,400	8,847
Operating lease liabilities	1,159,492	–
Current portion of mortgages payable	1,134,852	5,287,162
Current portion of note payable	210,795	–
Current portion of security deposits payable	42,533	192,193
Total current liabilities	4,926,433	7,945,701

TOTAL LIABILITIES	47,118,448	14,181,062

Shareholders' Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	49,857,563	50,371,323
	55,382,105	55,895,865

Common stock held in treasury, at cost - 162,517 shares at April 30, 2020 and at July 31, 2019	(1,287,852)	(1,287,852)
Total shareholders' equity	54,094,253	54,608,013

Contingencies (Note 13)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$101,212,701	$68,789,075

See Notes to Condensed Consolidated Financial Statements.

J.W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 30	April 30	April 30	April 30
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental income	$5,128,574	$5,267,237	$15,203,549	$15,705,108
Recovery of real estate taxes	–	8,315	–	53,341
Total revenues	5,128,574	5,275,552	15,203,549	15,758,449

Expenses
Real estate operating expenses	3,443,130	3,020,188	10,206,355	9,113,794
Administrative and general expenses	1,771,233	1,135,750	4,297,879	4,184,557
Depreciation	410,610	474,761	1,192,997	1,414,045
(Gain) loss on disposition of property and equipment	(13,129)	–	40,992	–
Total expenses	5,611,844	4,630,699	15,738,223	14,712,396

Income (loss) from operations before investment income, interest expense and income taxes	(483,270)	644,853	(534,674)	1,046,053

Investment income and interest expense:
Investment income (loss)	(5,327)	27,377	135,591	184,488
Change in fair value of marketable securities	(268,649)	285,426	(205,399)	143,209
Interest expense	(52,777)	(31,721)	(107,278)	(121,049)
	(326,753)	281,082	(177,086)	206,648

Income (loss) from operations before income taxes	(810,023)	925,935	(711,760)	1,252,701
Income taxes provided (benefit)	(225,000)	270,000	(198,000)	382,000
Net income (loss)	$(585,023)	$655,935	$(513,760)	$870,701

Income (loss) per common share	$(.29)	$.32	$(.25)	$.43

Dividends per share	$–	$–	$–	$–

Average common shares outstanding	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Condensed Consolidated Financial Statements.

J.W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid In Capital	Unrealized Gain on Marketable Securities	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended April 30, 2020
Balance at January 31, 2020	$2,178,297	$3,346,245	$–	$50,442,586	$(1,287,852)	$54,679,276
Net loss, three months ended April 30, 2020	–	–	–	(585,023)	–	(585,023)
Balance at April 30, 2020	$2,178,297	$3,346,245	$–	$49,857,563	$(1,287,852)	$54,094,253

Three Months Ended April 30, 2019
Balance at January 31, 2019	$2,178,297	$3,346,245	$–	$49,071,288	$(1,287,852)	$53,307,978
Net income, three months ended April 30, 2019	–	–	–	655,935	–	655,935
Balance at April 30, 2019	$2,178,297	$3,346,245	$–	$49,727,223	$(1,287,852)	$53,963,913

	Common Stock	Additional Paid In Capital	Unrealized Gain on Marketable Securities	Retained Earnings	Common Stock Held in Treasury	Total
Nine Months Ended April 30, 2020
Balance at July 31, 2019	$2,178,297	$3,346,245	$–	$50,371,323	$(1,287,852)	$54,608,013
Net loss, nine months ended April 30, 2020	–	–	–	(513,760)	–	(513,760)
Balance at April 30, 2020	$2,178,297	$3,346,245	$–	$49,857,563	$(1,287,852)	$54,094,253

Nine Months Ended April 30, 2019
Balance at July 31, 2018	$2,178,297	$3,346,245	$487,136	$48,369,386	$(1,287,852)	$53,093,212
Reclassification of unrealized gains on marketable securities to retained earnings	–	–	(487,136)	487,136	–	–
Net income, nine months ended April 30, 2019	–	–	–	870,701	–	870,701
Balance at April 30, 2019	$2,178,297	$3,346,245	$–	$49,727,223	$(1,287,852)	$53,963,913

See Notes to Condensed Consolidated Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended April 30
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(513,760)	$870,701

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	596,292	3,328
Depreciation	1,192,997	1,414,045
Loss on disposition of property and equipment	40,992	–
Amortization of deferred charges	213,000	223,690
Operating lease expense in excess of cash payments	868,975	–
Deferred finance costs included in interest expense	22,463	17,156
Net realized and unrealized (gain) loss on marketable securities	176,853	(189,625)
Other assets - unbilled receivables	179,911	(82,202)
- deferred charges	(46,585)	(522,292)
Deferred income taxes	(198,000)	382,000
Changes in:
Receivables	(728,994)	102,479
Real estate taxes refundable	(101,735)	–
Income taxes refundable	9,683	1,109
Prepaid expenses	1,081,942	984,451
Accounts payable	131,136	(37,905)
Payroll and other accrued liabilities	340,594	232,203
Income taxes payable	26,973	–
Other taxes payable	(447)	(1,286)
Cash provided by operating activities	3,292,290	3,397,852

Cash Flows From Investing Activities:
Acquisition of property and equipment	(5,439,243)	(3,064,228)
Marketable securities:
Receipts from sales	621,161	219,744
Payments for purchases	(705,168)	(316,007)
Cash (used) by investing activities	(5,523,250)	(3,160,491)

Cash Flows From Financing Activities:
Borrowing - Mortgage debt	4,866,806	–
Increase (decrease) - security deposits payable	(73,576)	9,453
Mortgage and other debt payments	(323,823)	(162,172)
Mortgage financing costs paid	(232,200)	–
Cash provided (used) by financing activities	4,237,207	(152,719)

Increase in cash, cash equivalents and restricted cash	2,006,247	84,642

Cash, cash equivalents and restricted cash at beginning of period	5,263,724	6,879,623

Cash, cash equivalents and restricted cash at end of period	$7,269,971	$6,964,265

See Notes to Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Impact of COVID-19 on our Results and Operations:

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Throughout the United States and locally, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March and into April 2020, the economic impacts became significant.

In March and April 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter-in-place orders. The effects of COVID-19 on our tenants have been reflected in an increase in our allowance for credit losses for accounts receivable. March and April rent collections and increased past due activity may not be indicative of unpaid rents in any future period. In addition, we experienced volatility in the valuation of our equity investments.

Looking ahead, the full impact of COVID-19 on our business is unknown and highly unpredictable. Many of our tenants will suffer reductions in revenue and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. While we believe our tenants are required to pay rent under their leases, we are considering temporary rent relief on a case-by-case basis. Our past results may not be indicative of our future performance and historical trends in revenues, income from operations, net income, earnings per share, cash provided by operating activities, among others, may differ materially. For example, to the extent the pandemic continues to disrupt economic activity nationally and in New York, NY, like other businesses, it could adversely affect our business operations and financial results through prolonged decreases in revenue, credit deterioration of our tenants, depressed economic activity, or declines in capital markets. In addition, many of our expenses are less variable in nature and may not correlate to changes in revenues. The extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; advances in testing, treatment and prevention; and the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures.

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

As of April 30, 2020, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and as additional information becomes available, our estimates may change materially in future periods.

Accounts Receivable

Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectibility become known. Collectibility issues include late rent payments, circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Management also assesses collectibility by reviewing accounts receivable on an aggregate basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers historical collectibility based on past due status and a tenant’s payment history. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions. Our assessment as of April 30, 2020 considered business and market disruptions caused by COVID-19. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for uncollectible accounts receivables in future periods.

As of July 31, 2019, management determined no allowance for uncollected receivables was considered necessary. As of April 30, 2020, and primarily as a result of the effects of COVID-19, the Company recorded the following:

1) an allowance for expected uncollectible receivables in the amount of $420,000 as an offset to receivables
2) unbilled receivables were reduced by approximately $136,000 for uncollectible amounts.

For the three and nine months ended April 30, 2020 and 2019, bad debt expense included in general and administrative expense on the Consolidated Statements of Operations was $596,292 and $3,328, respectively.

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

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At April 30, 2020 and July 31, 2019, there were no impairments of its property and equipment.

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

Taxes

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year and future periods, projections of the proportion of income (or loss), and permanent and temporary differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. The evolving facts and circumstances surrounding COVID-19 could result in the application of different provisions of tax laws and cause our estimated annual effective tax rate to change significantly through the remainder of the year. To the extent the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

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

New York State and New York City taxes are calculated using the higher of taxes based on income or the respective capital- based franchise taxes. Beginning with the Company’s tax year ended July 31, 2016, changes in the law required the state capital-based tax will be phased out over a 7-year period. New York City taxes will be based on capital for the foreseeable future. Capital-based franchise taxes are recorded to administrative and general expense. State tax amounts in excess of the capital-based franchise taxes are recorded to income tax expenses. Due to both the application of the capital-based tax and due to the possible absence of city taxable income, the Company does not record city deferred taxes.

Reclassification:

The condensed consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in the nine months ended April 30, 2020. These reclassifications have no effect on net income or loss as previously reported

Recently adopted accounting standards:

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

Recently issued accounting standards:

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent abatements would be recognized as reductions to revenue during the period in which they were granted. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. We are currently evaluating options related to this policy election.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the nine months ended April 30, 2020 and April 30, 2019.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at April 30, 2020 and July 31, 2019.

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

Fair value measurements at reporting date

	Total				Total
	April 30,				July 31,
Description	2020	Level 1	Level 2	Level 3	2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,487,381	$3,487,381	$–	$–	$3,580,227	$3,580,227	$–	$–

As of April 30, 2020 and July 31, 2019, the Company's marketable securities were classified as follows:

	April 30, 2020				July 31, 2019
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Mutual funds	$1,076,183	$155,070	$–	$1,231,253	$845,306	$264,425	$–	$1,109,731
Equity securities	1,537,832	730,165	11,869	2,256,128	1,656,156	814,340	–	2,470,496
	$2,614,015	$885,235	$11,869	$3,487,381	$2,501,462	$1,078,765	$–	$3,580,227

Investment income consists of the following:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2020	2019	2020	2019
Gain (loss) on sale of marketable securities	$(18,435)	$–	$28,546	$46,415
Interest income	1,270	15,025	14,320	42,466
Dividend income	11,838	12,352	92,725	95,607
Total	$(5,327)	$27,377	$135,591	$184,488

4.	Financial Instruments and Credit Risk Concentrations:

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

The Company derives rental income from approximately fifty tenants, of which one tenant accounted for 16.45%, another tenant accounted for 14.49% and a third tenant accounted for 12.26% of rental income during the nine months ended April 30, 2020. The nine months ended April 30, 2019 had one tenant account for 18.22%, another tenant account for 14.40% and a third tenant account for 11.81% of rental income. No other tenant accounted for more than 10% of rental income during the same periods.

As of April 30, 2020, two tenants accounted for approximately 41.9% of receivables and three tenants accounted for 48.14% of unbilled receivables. As of July 31, 2019, four tenants accounted for 68.8% of receivables and four tenants accounted for 68.44% of unbilled receivables.

5.	Property and Equipment:

All buildings owned by the Company are held for leasing except for a small portion used for Company offices.

	April 30	July 31
	2020	2019
Land	$6,067,805	$6,067,805

Buildings held for leasing
Buildings and improvements	69,509,426	86,461,353
Improvements to leased property	–	1,478,012
Construction in progress	3,787,801	2,325,940
	73,297,227	90,265,305
Accumulated depreciation	(32,344,996)	(43,310,270)
Buildings - net	40,952,231	46,955,035

Fixtures and equipment and other:
Fixtures and equipment	144,545	144,545
Other fixed assets	175,139	164,066
	319,684	308,611
Accumulated depreciation	(195,497)	(202,148)
Fixtures and equipment and other - net	124,187	106,463

Property and equipment - net	$47,144,223	$53,129,303

Construction in progress includes:
	April 30	July 31
	2020	2019
Building improvements at 9 Bond Street in Brooklyn, NY	$–	$29,132
Building improvements at 25 Elm Place in Brooklyn, NY	426,533	426,533
Improvements to leased property	–	303,975
Building improvements at Fishkill, NY building	3,361,268	1,566,300
	$3,787,801	$2,325,940

Leased property included in the Company’s real estate rental operations consists of the following:

	Estimated Useful Life	April 30, 2020
Operating lease right-of-use-assets	Lease Terms – 7 to 54 years	$37,698,819

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

6.	Long-Term Debt – Mortgage:

			April 30, 2020		July 31, 2019
	Current
	Annual	Final	Due	Due	Due	Due
	Interest	Payment	Within	After	Within	After
	Rate	Date	One Year	One Year	One Year	One Year
(1) Bond St. building,	4.375%	12/1/2024	$1,001,268	$4,074,909	$5,298,610	$–
(2) Fishkill building	3.980%	4/1/2025	133,584	3,866,416
Deferred financing costs			–	(178,495)	(11,448)	–
Net			$1,134,852	$7,762,830	$5,287,162	$–

(1) In November 2019, the Company refinanced the remaining balance of a $6,000,000, 3.54% interest rate loan with another bank for $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate on the new loan is fixed at 4.375%. The loan is self-liquidating over a period of five years and secured by the Nine Bond Street building in Brooklyn, New York.

(2) In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York building; amortized over a 20-year period with an interest rate of 3.98% and is due in five years.

7.	Note Payable

In April 2020, the Company obtained a $722,726 loan, with an interest rate of .98% per annum, issued by a bank through the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") under Division A. Title I of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act''). PPP loan payments are deferred for a period of six months until October 10, 2020. Thereafter, payments aggregating $210,795 will be due through April 30, 2021; with payments continuing for the remainder of $511,931 maturing April 10, 2022. PPP provides forgiveness of loan proceeds used for qualified and documented payroll costs, mortgage interest payments, rent payments and utilities, if less than 25% of such proceeds are used for non-payroll costs.

8.	Operating Leases

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

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2020	2019	2020	2019
Base rent - fixed	$4,481,258	$4,787,888	$13,533,287	$14,263,378
Reimbursements of common area costs	291,889	193,661	605,324	557,734
Non-lease components (real estate taxes)	355,427	285,688	1,064,938	883,996
Rental income	$5,128,574	$5,267,237	$15,203,549	$15,705,108

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	Under ASC 842
	As of April 30, 2020
	Company
	Owned	Leased
Fiscal Year	Property	Property	Total
For the remainder of 2020	$2,312,566	$1,491,489	$3,804,055
2021	9,720,596	4,902,022	14,622,618
2022	8,056,526	3,916,701	11,973,227
2023	7,231,670	3,148,299	10,379,969
2024	5,420,577	2,864,682	8,285,259
2025	4,255,120	2,286,979	6,542,099
After 2025	23,408,985	9,682,265	33,091,250
Total	$60,406,040	$28,292,437	$88,698,477

	Under ASC 840
	As of July 31, 2019
	Company
	Owned	Leased
Fiscal Year	Property	Property	Total
2020	$10,038,712	$6,120,283	$16,158,995
2021	9,521,380	5,009,044	14,530,424
2022	7,878,165	4,039,069	11,917,234
2023	7,399,288	3,270,666	10,669,954
2024	6,483,940	2,987,050	9,470,990
After 2024	52,632,826	14,842,540	67,475,366
Total	$93,954,311	$36,268,652	$130,222,963

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

Effective April 1, 2020, four of the Company’s property leases were extended. The effect of these lease extensions on the measurement of operating lease right-of-use assets, liabilities and rent expense follows:

	Operating Lease	Operating Lease	Monthly Rent
	Right-of-Use-Asset	Liability	Expense
Upon initial adoption, August 1, 2019	$27,104,937	$16,728,284	$235,350
After various lease extensions through April 30, 2020	$37,698,819	$29,326,365	$277,570

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended	Nine Months Ended
	April 30, 2020	April 30, 2020
Sublease income	$1,880,508	$5,402,369
Operating lease cost	(798,132)	(2,308,189)
Excess of sublease income over lease cost	$1,082,376	$3,094,180

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of April 30, 2020:

April 30, 2020	$1,989,126
April 30, 2021	2,112,289
April 30, 2022	2,128,723
April 30, 2023	2,145,753
April 30, 2024	2,163,029
Thereafter	28,095,443
Total undiscounted cash flows	38,634,363
Less: present value discount	(9,307,998)
Total Lease Liabilities	$29,326,365

Other information:
Operating cash flows from operating leases	$1,387,214
Weighted-average remaining lease term - operating leases	18.23 years
Weighted-average discount rate - operating leases	2.89%

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

Rent payments related to an affiliate principally owned by a director of the Company totaled $246,812 and $740,436 for the three and nine months, respectively, for each of the periods ending April 30, 2020 and 2019. The rental payments are for two leases which expire May 31, 2030 and April 30, 2031, respectively.

9.

Unbilled Receivables and Rental Income:

Unbilled receivables represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of each lease.

10.

Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all of its non-union employees. Operations were charged $67,312 and $314,897 as contributions to the Plan for the three and nine months ended April 30, 2020, respectively, and $106,580 and $359,353 as contributions to the Plan for the three and nine months ended April 30, 2019, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $14,360 and $46,180 for the three and nine months ended April 30, 2020 respectively and $16,327 and $45,786 as contributions to the plan for the three and nine months ended April 30, 2019, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or  terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2018
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2018
Plan used extended amortization provisions in status calculation:	Yes
Minimum required contribution:	Yes
Employer contributing greater than 5% of Plan contributions for year ended December 31, 2018:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2022

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

11.

Cash Flow Information:

	For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three (3) months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

		April 30
		2020	2019
	Cash and cash equivalents	$6,126,989	$5,330,262
	Restricted cash, tenant security deposits	793,539	1,342,124
	Restricted cash, escrow	321,603	258,399
	Restricted cash, other	27,840	33,480
		$7,269,971	$6,964,265

	Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

	Supplemental disclosure:	Nine Months Ended
		April 30
		2020	2019
	Cash Flow Information
	Interest paid, net of capitalized interest of $101,064 (2020) and $41,024 (2019)	$68,781	$104,802
	Income taxes paid (refunded)	(23,041)	–

	Non-cash information
	Recognition of operating lease right-of-use assets	$39,464,411
	Recognition of operating lease liabilities	30,222,981
	Mortgage refinance	5,255,920

12.	Common Stock: The Company has one class of common stock with identical voting rights and rights to liquidation.

13.

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

The Impact of COVID-19 on our Results and Operations:

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Throughout the United States and locally, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March and into April 2020, the economic impacts became significant.

In March and April 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter-in-place orders. The effects of COVID-19 on our tenants have been reflected in an increase in our allowance for credit losses for accounts receivable. March and April rent collections and increased past due activity may not be indicative of unpaid rents in any future period. In addition, we experienced volatility in the valuation of our equity investments.

Looking ahead, the full impact of COVID-19 on our business is unknown and highly unpredictable. Many of our tenants will suffer reductions in revenue and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. While we believe our tenants are required to pay rent under their leases, we are considering temporary rent relief on a case-by-case basis. Our past results may not be indicative of our future performance and historical trends in revenues, income from operations, net income, earnings per share, cash provided by operating activities, among others, may differ materially. For example, to the extent the pandemic continues to disrupt economic activity nationally and in New York, NY, like other businesses, it could adversely affect our business operations and financial results through prolonged decreases in revenue, credit deterioration of our tenants, depressed economic activity, or declines in capital markets. In addition, many of our expenses are less variable in nature and may not correlate to changes in revenues. The extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; advances in testing, treatment and prevention; and the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures.

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

As of April 30, 2020, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and as additional information becomes available, our estimates may change materially in future periods.

Results of Operations:

Three months ended April 30, 2020 compared to the three months ended April 30, 2019:

In the three months ended April 30, 2020, the Company reported net loss of ($585,023), or ($.29) per share. In the comparable three months ended April 30, 2019, the Company reported net income of $655,935, or $.32 per share. Revenue in the current three months decreased, real estate operating expenses increased and administrative and general expense increased as explained below.

Revenues in the current three months decreased to $5,128,574 from $5,275,552 in the comparable 2019 three months primarily due to loss of rental income from four tenants and a reduction in rent from an existing tenant, partially offset by rental from one new tenant.

Real estate operating expenses in the current three months increased to $3,443,130 from $3,020,188 in the comparable 2019 three months primarily due to:

1)	increases in real estate taxes and license and permit costs,
2)	increases in rent expense due to the recording of the building to right-of-use asset (see Notes 1, 5 and 8),
3)	partially offset by decreases in payroll costs and leasing commissions

Administrative and general expenses in the current three months increased to $1,771,233 from $1,135,750 in the comparable 2019 three months primarily due to:

1)	increases in bad debt expense in the amount of $556,000 due to the recording of an allowance for uncollectible receivables and a reduction of unbilled receivables for uncollectible amounts (see Note 1). Increased bad debt expense was mostly caused by the effects of COVID-19 and the result of government mandated business disruptions and shelter-in-place orders.
2)	increases in legal and professional costs.

The gain on disposition of property and equipment in the three months ended April 30, 2020 in the amount of $13,129 was from the sale of an automobile.

Depreciation expense in the current three months decreased to $410,610 from $474,761 in the comparable 2019 three months primarily due to a decrease in depreciation on the Jamaica building due to the recording of the building to right-of-use asset (see Notes 1, 5 and 8).

Interest expense exceeded investment income in the current three months by $326,753 and investment income exceeded interest expense by $281,082 in the comparable 2019 three months. The decrease in investment income was primarily due to the change in fair value of marketable securities resulting from the effects of COVID-19.

Nine months ended April 30, 2020 compared to the nine months ended April 30, 2019:

In the nine months ended April 30, 2020, the Company reported net loss of ($513,760), or ($.25) per share. In the comparable nine months ended April 30, 2019, the Company reported net income of $870,701, or $.43 per share. Revenue in the current nine months decreased and real estate operating expenses increased as explained below.

Revenues in the current nine months decreased to $15,203,549 from $15,758,449 in the comparable 2019 nine months primarily due to loss of rental income from four tenants and a reduction in rent from an existing tenant, partially offset by rental from one new tenant.

Real estate operating expenses in the current nine months increased to $10,206,355 from $9,113,794 in the comparable 2019 nine months primarily due to:

1)	increases in real estate taxes and license and permit costs,
2)	increases in rent expense due to the recording of the building to right-of-use asset (see Notes 1, 5 and 8),
3)	partially offset by decreases in maintenance costs and leasing commissions

Administrative and general expenses in the current nine months increased to $4,297,879 from $4,184,557 in the comparable 2019 nine months primarily due to:

1)	increases in bad debt expense in the amount of $556,000 due to the recording of an allowance for uncollectible receivables and a reduction of unbilled receivables for uncollectible amounts (see Note 1). Increased bad debt expense was mostly caused by the effects of COVID-19 and the result of government mandated business disruptions and shelter-in-place orders.
2)	increases in legal and professional costs.
3)	partially offset due to settlement of litigation costs in the amount of $635,000 in the 2019 nine months (see Note 13).

The loss on disposition of property and equipment in the nine months ended April 30, 2020 in the amount of $40,992 was from a loss of $54,121, for the removal of a canopy at the Company’s Fishkill, New York property offset by a gain of $13,129 from the sale of an automobile. The 2019 nine months did not have a loss on disposition of property and equipment.

Depreciation expense in the current nine months decreased to $1,192,997 from $1,414,045 in the comparable 2019 nine months primarily due to a decrease in depreciation on the Jamaica building due to the recording of the building to right-of-use asset (see Notes 1, 5 and 8), partially offset by additional depreciation from prior year improvements in the Brooklyn buildings.

Interest expense exceeded investment income in the current nine months by $177,086 and investment income exceeded interest expense by $206,648 in the comparable 2019 nine months. The decrease in investment income was primarily due to the change in fair value of marketable securities resulting from the effects of COVID-19.

Liquidity and Capital Resources:

In March and April 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from business disruptions and shelter-in-place orders. In addition, we experienced declines in the valuation of our equity investments. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, NY, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

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

In February 2020, a retail tenant who occupies 5,500 Square feet at the Company’s Jowein building in Brooklyn, New York vacated the premises. The annual loss in rents will be approximately $165,000.

In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York building; amortized over a 20-year period with an interest rate of 3.98% and is due in five years (See Note 6).

In April 2020, the Company extended leases with three of the Company’s landlords at its Nine Bond Street building in Brooklyn, New York. All three of the leases were extended until April 2044. The Company also extended its lease with its landlord at the Company’s Jamaica, New York building until May 2030.

In April 2020, a tenant who occupies 108,000 square feet of warehouse space at the Company's Circleville, Ohio building extended their lease for an additional three years to expire May 31, 2023.

In April 2020, the Company obtained a $722,726 loan issued by a bank through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). PPP loan payments are deferred for a period of six months until October 10, 2020. The interest rate on the loan is .98% per annum and it matures in twenty-four months on April 10, 2022. PPP provides forgiveness of loan proceeds used for qualified and documented payroll costs, mortgage interest payments, rent payments and utilities, if less than 25% of such proceeds are used for non-payroll costs (See Note 7).

Cash Flows From Operating Activities:

Deferred Expenses: The Company had an additional $46,585 for brokerage commissions incurred from an existing tenant’s extension of a lease at the Company’s Jamaica, New York building.

Payroll and Other Accrued Liabilities: The Company had a balance due at April 30, 2020 for brokerage commissions of $583,428.

In March and April 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from business disruptions and shelter-in-place orders. In addition, we experienced declines in the valuation of our equity investments. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, NY, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

Cash Flows From Investing Activities:

The Company had expenditures of $289,699 for the nine months ended April 30, 2020 for elevator upgrade work at the Company’s Nine Bond Street building in Brooklyn, New York.

The Company had expenditures for elevator upgrade work in the amount of $152,336 for the nine months ended April 30, 2020, at the Company’s Jamaica, New York building. The Company also had expenditures of $291,545 for renovation work for two existing tenants.

The Company had expenditures for renovations for a new tenant in the amount of $2,875,331 for the nine months ended April 30, 2020, at its Fishkill, New York building. The total cost was $3,481,909 and was completed in May 2020. The Company also had expenditures of $615,243 for four new elevators for the nine months ended April 30, 2020. The total cost will be approximately $1,800,000 and is anticipated to be completed in early 2021. The Company also had expenditures of $771,544 for a new lobby for the nine months ended April 30, 2020. The total cost was $1,645,886 and was completed in April 2020. The Company also had expenditures of $130,508 for a second lobby in the nine months ended April 30, 2020. The total cost will be approximately $900,000 and is expected to be completed in December 2020.

The Company had expenditures in the amount of $221,442 for elevator upgrade work at its Jowein building in Brooklyn, New York.

Cash flows from Financing Activities:

In November 2019, the Company refinanced with a bank the remaining balance of a previous loan due of $5,255,920 plus an additional $144,080 for a total of $5,400,000 (See Note 6).

In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 (See Note 6).

In April 2020, the Company obtained a $722,726 loan issued by a bank through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) (See Note 7).

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, our expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

●	changes in the rate of economic growth in the United States;
●	the ability to obtain credit from financial institutions and the related costs;
●	changes in the financial condition of our customers;
●	changes in regulatory environment;
●	lease cancellations;
●	changes in our estimates of costs;
●	war and/or terrorist attacks on facilities where services are or may be provided;
●	outcomes of pending and future litigation;
●	increasing competition by other companies;
●	compliance with our loan covenants;
●	recoverability of claims against our customers and others by us and claims by third parties against us;
●	changes in estimates used in our critical accounting policies; and
●	pandemics and the ongoing effects of COVID-19.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. At April 30, 2020, the Company had fixed-rate debt of $9,798,903.

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
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2019, except that as stated in “Cautionary Statements Regarding Forward-Looking Statements”, the last factor listed thereon, “pandemics and the ongoing effects of COVID-19” could adversely affect our results and operations as set forth on page 20 and further explained on various other pages under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Item	2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item	3. Defaults Upon Senior Securities
None
Item	4. Mine Safety Disclosures
Not applicable
Item	5. Other Information
None
Item	6. Exhibits and Reports on Form 8-K
(a)	List of Exhibits:
Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws.	N/A
(10)	Material contracts.	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information.	N/A
(18)	Letter re change in accounting principles.	N/A
(19)	Report furnished to security holders.	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	28
	(31.2) Chief Financial Officer	29
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	30
(95)	Mine safety disclosure.	N/A
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant for the period ended April 30, 2020.
Item reported:
The Company reported its financial results for the three and six months ended January 31, 2020. Date of report filed – March 5, 2020.
The Company reported entry into a material definitive agreement. Date of report filed – March 5, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 4, 2020	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	June 4, 2020	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer