Form 10-K
period 2020-07-31
MAYS J W INC
filed 2020-10-08
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2020
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

Registrant’s telephone number, including area code 718 624-7400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $12,202,544 as of January 31, 2020 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

The number of shares outstanding of the registrant’s common stock as of September 7, 2020 was 2,015,780.

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

Part of Form 10-K
in which the Document
Document	is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2020	Parts I and II
Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2020

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

The Impact of COVID-19 on Our Results and Operations

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

Beginning March through July 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in- place orders. The effects of COVID-19 on our tenants have been reflected in an increase in our allowance for credit losses for accounts receivable. In limited circumstances, we have agreed to rent abatements and deferrals for certain tenants. In addition, we experienced volatility in the valuation of our equity investments.

Looking ahead, the full impact of COVID-19 on our business is unknown and highly unpredictable. Third and fourth quarter rent collections and increased past due activity may not be indicative of unpaid rents in any future period. Our past results may not be indicative of our future performance and historical trends in revenues, income from operations, net income, earnings per share and cash provided by operating activities, among others, may differ materially. For example, to the extent the pandemic continues to disrupt economic activity nationally and in New York, NY, like other businesses, it could adversely affect our business operations and financial results through prolonged decreases in revenue, credit deterioration of our tenants, depressed economic activity, or declines in capital markets. In addition, many of our expenses are less variable in nature and may not correlate to changes in revenues. The extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; advances in testing; treatment and prevention; and the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures.

Risks Related to Our Business

We are a part of the communities in which we do business. Accordingly, like other businesses in our communities, we are subject to the following risks:

●	the continued threat of terrorism;

●	economic downturns, both on a national and on local scales;

●	loss of key personnel;

●	the availability, if needed, of additional financing;

●	the continued availability of insurance (in different types of policies) at reasonably acceptable rates;

●	the general burdens of governmental regulation, at the Local, State and Federal levels;

●	climate change;

●	cyber security; and

●	Pandemics and the ongoing effects of COVID-19.

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

Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Notes 5 and 12 to the Consolidated Financial Statements contained in the 2020 Annual Report to Shareholders, incorporated herein by reference. Properties owned and subject to mortgage are the Brooklyn Fulton Street at Bond Street and Fishkill buildings.

1.	Brooklyn, New York—Fulton Street at Bond Street

90% of the property is owned by the Company and the remaining 10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: 12/8/2043 (1 lease) which lease currently has one thirty-year renewal option through 12/8/2073, 4/30/31 (1 lease), and 4/30/2044 (3 leases).

The property is currently leased to twenty-two tenants of which eight are retail tenants, two are fast food restaurants, ten occupy office space, one is a dental office and one is a medical office. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (20.60%) and the other tenant occupies office space (15.06%).

In March 2017, the Company leased 7,700 square feet to a medical facility for a term of ten years with two five year option periods. To accommodate this tenant, an existing tenant surrendered 400 square feet of retail space. The cost of renovations for this tenant was $329,154 and brokerage commissions were $216,052. The tenant took occupancy and commenced payment of rent in October 2019.

In September 2019 and June 2020 a retail tenant surrendered approximately 85,000 square feet. The retail tenant will continue to lease approximately 78,000 square feet. The loss in rental income will be approximately $2,350,000 per annum.

In November 2019, the Company extended a lease with one of the Company’s landlords, which expires in April 2026 for an additional eight years and eight months to expire in December 2034.

In April 2020, the Company extended leases with three of the Company’s landlords. All three of the leases were extended until April 2044.

In August 2020, a retail tenant who occupies 1,810 square feet at the Company’s Nine Bond Street, Brooklyn, New York building extended their lease until August 31, 2025.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2016	76.44%	7/31/2021	7	61,393	$1,681,102	8.607
7/31/2017	75.59%	7/31/2022	2	27,423	1,150,762	5.892
7/31/2018	75.26%	7/31/2023	1	63	9,000.046
7/31/2019	75.65%	7/31/2024	2	1,840	79,137.405
7/31/2020	70.07%	7/31/2025	1	3,080	115,500.591
		7/31/2026	2	15,261	665,739	3.408
		7/31/2028	2	8,437	285,198	1.460
		7/31/2030	3	87,067	3,166,284	16.211
		7/31/2032	2	28,218	1,036,725	5.308
			22	232,782	$8,189,447	41.928

The Company uses 17,810 square feet of available space.

As of July 31, 2020 the federal tax basis is $22,559,989 with accumulated depreciation of $13,034,169 for a net carrying value of $9,525,820. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $2,264,321 per year and the rate used is averaged at $10.679 per $100 of assessed valuation.

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to twelve tenants of which one is a retail store, one is a fast food restaurant, two are for warehouse space and eight leases are for office space.

In August 2019, a tenant who occupies 23,603 square feet of office space vacated the premises. The annual loss in rent will be approximately $814,000.

In February 2020, a retail tenant who occupies 5,500 square feet vacated the premises. The annual loss in rent will be approximately $165,000.

In June 2020, the Company extended a lease with an office tenant who occupies 30,816 square feet for an additional ten years expiring May 31, 2030.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2016	70.70%	7/31/2021	3	6,887	$84,196.431
7/31/2017	77.53%	7/31/2022	1	10,569	377,711	1.934
7/31/2018	84.22%	7/31/2023	2	16,760	594,596	3.044
7/31/2019	85.14%	7/31/2025	1	23,004	746,339	3.821
7/31/2020	73.22%	7/31/2028	1	5,000	150,401.770
		7/31/2030	1	30,816	913,109	4.675
		7/31/2036	1	12,105	39,868.204
		7/31/2037	1	17,425	598,751	3.066
		7/31/2059	1	19,437	127,675.654
			12	142,003	$3,632,646	18.599

As of July 31, 2020 the federal tax basis is $7,550,837 with accumulated depreciation of $4,678,841 for a net carrying value of $2,871,996. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $699,984 per year and the rate used is averaged at $11.161 per $100 of assessed valuation.
3.	Jamaica, New York—Jamaica Avenue at 169th Street

Building, improvements and land (“property”) are leased from an affiliated company, principally owned by a director of the Company (“Landlord”). The lease expires May 31, 2030. Upon lease termination, all property included in operating lease right-of-use assets and leasehold improvements will be turned over to the landlord.

The property is currently leased to ten tenants: five are retail tenants and five occupy office space. In April 2020, the Company extended its lease with its landlord until May 2030. Four tenants each occupy in excess of 10% of the rentable square footage: two retail stores occupy 15.86% and 17.66%, respectively; and two office tenants occupy 14.23% and 13.50%, respectively. Approximately 23,000 square feet of the building is available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2016	80.16%	7/31/2021	2	42,575	$1,219,891	6.246
7/31/2017	80.50%	7/31/2022	1	22,045	545,372	2.792
7/31/2018	79.99%	7/31/2023	2	40,109	1,102,754	5.646
7/31/2019	80.50%	7/31/2024	1	28,634	590,644	3.024
7/31/2020	80.51%	7/31/2025	1	147	10,000.051
		7/31/2026	1	6,095	172,901.885
		7/31/2029	2	99,544	1,866,275	9.555
			10	239,149	$5,507,837	28.199

Until the lease agreement terminates in 2030, the Company remains solely entitled to tax depreciation and other tax deductions relating to the buildings, improvements and maintenance of the property. As of July 31, 2020, the federal tax basis is $13,863,981 with accumulated depreciation of $9,143,642 for a net carrying value of $4,720,339. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $866,856 per year and the rate used is averaged at $11.131 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. In October 2013, the Company leased 99,992 square feet to a retail tenant which in March 2019 was reduced to 90,000 Square feet. Occupancy commenced in November 2013 and rent commenced in March 2014. The tenant vacated the space in January 2020.

In July 2019, the Company leased 47.000 square feet to a community college at its Fishkill, New York building, for a term of fifteen years with two five year option periods. The tenant took occupancy in June 2020 and commenced payment of rent in September of 2020.

There are approximately 156,000 square feet of the building available for lease. There are plans to renovate vacant space upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2016	47.39%	8/31/2035	1	47,000	$0.000
7/31/2017	47.39%
7/31/2018	47.39%
7/31/2019	45.42%
7/31/2020	21.48%

As of July 31, 2020 the federal tax basis is $19,254,488 with accumulated depreciation of $14,255,184 for a net carrying value of $4,999,304. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $140,203 per year and the rate used is averaged at $3.116 per $100 of assessed valuation.

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2016	100.00%	7/31/2023	Building	10,000	$413,437	2.211
7/31/2017	100.00%		Land	75,800
7/31/2018	100.00%		1	85,800
7/31/2019	100.00%
7/31/2020	100.00%

The real estate taxes for this property are $153,224 per year and the rate used is averaged at $1,173.94 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The lease expired May 14, 2009, and there was one renewal option for twenty-one years, which the Company exercised in April 2008. The leasehold is currently subleased to one tenant who occupies 113,400 square feet of the property. The sublease expires in May 2030, with no renewal options.

The Company in August 2019, leased 20,000 square feet of space to a fast food restaurant expiring in April 2030. Rent commenced in September 2020.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2016	85.01%	7/31/2030	1	113,400	$773,798	3.962
7/31/2017	85.01%	7/31/2030	1	20,000
7/31/2018	90.63%			133,400
7/31/2019	85.01%
7/31/2020	85.01%

The real estate taxes for this property are $273,113 per year and the rate used is averaged at $955.44 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

The Company owns the entire property. The property is currently leased to two tenants. The tenants use these premises for warehouse and distribution facilities. One tenant’s lease agreement was executed for a five year period, with a right to cancel after three years, for 75,000 square feet to November 11, 2010 at which time the tenant occupied 30,000 square feet on a month to month basis. In October 2013, the tenant signed a lease agreement for a five year period to occupy 48,000 square feet and in May 2015 signed a modification of lease to occupy 72,000 square feet. In August 2016, this tenant signed a further modification of lease to occupy 84,000 square feet. The other tenant’s lease agreement was executed in May 2015, for a five-year period effective June 1, 2015, and allows the tenant to have permanent space of 108,000 square feet. In April 2020, the tenant further extended the lease until May 31, 2023.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2016	96.72%	7/31/2022	1	84,000	$295,859	1.515
7/31/2017	99.04%	7/31/2023	1	108,000	431,805	2.211
7/31/2018	99.04%		2	192,000	$727,664	3.726
7/31/2019	99.10%
7/31/2020	99.30%

As of July 31, 2020 the federal tax basis is $4,466,746 with accumulated depreciation of $3,759,897 for a net carrying value of $706,849. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $38,142 per year and the rate used is averaged at $5.233 per $100 of assessed valuation.

8.	Brooklyn, New York—Livingston Street

The City of New York through its Economic Development Administration constructed a municipal garage at Livingston Street opposite the Company’s Brooklyn properties. The Company has a long-term lease with the City of New York and another landlord which expired in 2013. The lease has two renewal options, the last of which expires in 2073. The Company exercised one of the renewal options in July 2012 for an additional thirty year period, expiring in 2043.

In the opinion of management, all of the Company’s properties are adequately covered by insurance.

See Note 10 to the Consolidated Financial Statements contained in the 2020 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

COMMON STOCK INFORMATION

Effective November 8, 1999, the Company’s common stock commenced trading on The Nasdaq Capital Market tier of The Nasdaq Stock Market under the Symbol: “Mays”. Such shares were previously traded on The Nasdaq National Market. Effective August 1, 2006, NASDAQ became operational as an exchange in NASDAQ-Listed Securities. It is now known as The NASDAQ Stock Market LLC.

On September 7, 2020, the Company had approximately 800 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2020 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the year ended July 31, 2020 we did not repurchase any of our outstanding equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25-30 of the Registrant’s 2020 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of Prager Metis CPA’S, LLC, independent registered public accounting firm, dated October 8, 2020, appearing on pages 3 through 24 of the Registrant’s 2020 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 6, and 7 hereof, the 2020 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures. The information contained in our Form 8-K filed on January 14, 2020 is incorporated by reference.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2020, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2020, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

Reports on Form 8-K - Two reports on Form 8-K was filed by the Company during the three months ended July 31, 2020.

Item reported - The Company reported its financial results for the three and nine months ended April 30, 2020.

Date of report filed - June 4, 2020.

Item reported – Entry into a material definitive agreement.

Date of report filed - July 1, 2020.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed August 1, 2014, August 1, 2017 and August 1, 2020).

First Became
		Business Experience During	Such Officer
Name	Age	the Past Five Years	or Director
Lloyd J. Shulman	78	President	November, 1978
Co-Chairman of the Board
		and President	June, 1995
Chairman of the Board
		and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	66	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	69	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	70	Vice President	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

ITEM 11. COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Compensation” “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees paid by the Company (on a cash basis) to its independent registered public accounting firm, Prager Metis CPA’S, LLC, for the fiscal years 2020 and 2019.

	Fiscal Year
	2020	2019
Audit fees	$165,000	$171,500
Audit related fees	10,500	6,930
Tax fees	66,310	55,775
Total Fees	$241,810	$234,205

Audit Fees for fiscal year 2020 and fiscal year 2019 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

Audit related fees for fiscal year 2020 and fiscal 2019 consist of consultations concerning financial accounting and reporting standards.

Tax fees for fiscal year 2020 and fiscal year 2019 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of Prager Metis CPA’S, LLC, independent registered public accounting firm, dated October 8, 2020, set forth on pages 3 through 23 of the Company’s 2020 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules.

3.	Exhibits:

	(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

	(3)	Articles of incorporation and by-laws:

(i) Certificate of Incorporation and certificate of amendment.

(ii) By-laws, as amended — incorporated by reference.

	(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above.

	(9)	Voting trust agreement—not applicable.

	(10)	Material contracts:

(i) The J.W. Mays, Inc. Retirement Plan and Trust, Summary Plan Description, effective August 1, 2015.

(ii) Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each originally dated August 1, 2005, were incorporated by reference to Registrant’s Form 8-K dated August 1, 2005. Each of these Employment Agreements had been extended on multiple occasions, the most recent as of August 1, 2020 for three year periods. Each Employment Agreement dated as of August 1, 2020 and scheduled to end on July 31, 2023 is attached as an Exhibit to this Form 10-K.

(11)	Statement re computation of per share earnings—not applicable.

(12)	Statement re computation of ratios—not applicable.

(13)	Annual Report to security holders.

(14)	Code of ethics—not applicable.

(16)	Letter re change in certifying auditors—incorporated by reference to Form 8-K filed on January 14, 2020.

(18)	Letter re change in accounting principles—not applicable.

(21)	Subsidiaries of the registrant.

(22)	Published report re matters submitted to vote of security holders—not applicable.

(24)	Power of attorney—none.

(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1—Chief Executive Officer

31.2—Chief Financial Officer

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sec. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.
(Registrant)

October 8, 2020	By:	LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board
Principal Executive Officer
President
Principal Operating Officer

October 8, 2020	By:	MARK S. GREENBLATT
Mark S. Greenblatt
Vice President and Treasurer
Principal Financial Officer

October 8, 2020	By:	WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President
and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 8, 2020
Lloyd J. Shulman	Officer, President, Chief Operating
Officer and Director

MARK S. GREENBLATT	Vice President, Treasurer and Director	October 8, 2020
Mark S. Greenblatt

ROBERT L. ECKER	Director	October 8, 2020
Robert L. Ecker

STEVEN GURNEY-GOLDMAN	Director	October 8, 2020
Steven Gurney-Goldman

JOHN J. PEARL	Director	October 8, 2020
John J. Pearl

DEAN L. RYDER	Director	October 8, 2020
Dean L. Ryder

JACK SCHWARTZ	Director	October 8, 2020
Jack Schwartz

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2020, which are incorporated herein by reference:

Reports of Independent Registered Public Accounting Firms (pages 23-24)

Consolidated Balance Sheets (page 3)

Consolidated Statements of Operations (page 4)

Consolidated Statement of Changes in Shareholders Equity (page 5)

Consolidated Statements of Cash Flows (page 6)

Notes to Consolidated Financial Statements (pages 7-20)

Financial Statement Schedules

Real Estate and Accumulated Depreciation (page 21)

Report of Management (page 22)

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

____________________

EXHIBIT INDEX TO FORM 10-K

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable

(3)	(i) Certificate of incorporation and certificate of amendment

(ii) By-laws, as amended — incorporated by reference

(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above

(9)	Voting trust agreement—not applicable

(10)	Material contracts—	(i)	Retirement Plan and Trust, Summary Plan Description
		(ii)	Employment agreements — Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each originally dated August 1, 2005, were incorporated by reference to Registrant’s Form 8-K dated August 1, 2005. Each of these Employment Agreements had been extended on multiple occasions, the most recent as of August 1, 2020 for three year periods. Each Employment Agreement dated as of August 1, 2020 and scheduled to end on July 31, 2023 is attached as an Exhibit to this Form 10-K.

(11)	Statement re computation of per share earnings—not applicable

(12)	Statement re computation of ratios—not applicable

(13)	Annual Report to security holders

(14)	Code of ethics—not applicable

(16)	Letter re change in certifying auditors—incorporated by reference to Form 8-K filed on January 14, 2020

(18)	Letter re change in accounting principles—not applicable

(21)	Subsidiaries of the registrant

(22)	Published report re matters submitted to vote of security holders—not applicable

(24)	Power of attorney—none

(28)	Information from reports furnished to state insurance regulatory authorities—not applicable

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act—1 and 2

31.1—Chief Executive Officer

31.2—Chief Financial Officer

(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE