Form 10-K/A
period 2020-07-31
MAYS J W INC
filed 2020-10-23
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to J. W. Mays, Inc.’s (the “Company”) Annual Report on Form 10-K which includes as an exhibit the Company’s Annual Report to Shareholders for the fiscal year ended July 31, 2020 is to change the date of the Report of Prager Metis CPA’s, LLC (“Prager”), the Company’s independent registered public accounting firm, from October 8, 2020 to October 22, 2020.

This change results from misunderstandings and miscommunications that occurred relating to the 2020 filing date. After initially filing the 10K on October 8, 2020, the Company’s management was informed by Prager the 2020 filing was deemed premature prior to the audit being completed and the financial statements contained in the Annual Report to Shareholders and referred to in the Form 10-K should not be relied upon. The Company filed a Form 8-K making such disclosure on October 19, 2020.

This Form 10-K/A Amendment No. 1 which includes as an exhibit the Annual Report to Shareholders contains references to the new date of the Prager Report. The financial statements contained therein may now be relied upon.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of Prager Metis CPA’S, LLC, independent registered public accounting firm, dated October 22, 2020, appearing on pages 3 through 24 of the Registrant’s 2020 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 6, and 7 hereof, the 2020 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information contained in our Form 8-K filed on January 14, 2020 is incorporated by reference.

The information contained in our Form 8-K filed on October 19, 2020 is incorporated by reference and relates to a disagreement from misunderstandings and miscommunications that occurred relating to the Company’s Form 10-K filing date on October 8, 2020.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of Prager Metis CPA’S, LLC, independent registered public accounting firm, dated October 22, 2020, set forth on pages 3 through 23 of the Company’s 2020 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules.

3.	Exhibits:

	(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

	(3)	Articles of incorporation and by-laws:

(i) Certificate of Incorporation and certificate of amendment.

(ii) By-laws, as amended — incorporated by reference.

	(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above.

	(9)	Voting trust agreement—not applicable.

	(10)	Material contracts:

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

Letter re non-reliance on previously issued financial statements—incorporated by reference to Form 8-K filed on October 19, 2020.

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

J.W. MAYS, INC.
(Registrant)

October 22, 2020	By:	LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board
Principal Executive Officer
President
Principal Operating Officer

October 22, 2020	By:	MARK S. GREENBLATT
Mark S. Greenblatt
Vice President and Treasurer
Principal Financial Officer

October 22, 2020	By:	WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President
and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 22, 2020
Lloyd J. Shulman	Officer, President, Chief Operating
Officer and Director

MARK S. GREENBLATT	Vice President, Treasurer and Director	October 22, 2020
Mark S. Greenblatt

ROBERT L. ECKER	Director	October 22, 2020
Robert L. Ecker

STEVEN GURNEY-GOLDMAN	Director	October 22, 2020
Steven Gurney-Goldman

JOHN J. PEARL	Director	October 22, 2020
John J. Pearl

DEAN L. RYDER	Director	October 22, 2020
Dean L. Ryder

JACK SCHWARTZ	Director	October 22, 2020
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

Letter re non-reliance on previously issued financial statements—incorporated by reference to Form 8-K filed on October 19, 2020.

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