Form 10-Q
period 2020-10-31
MAYS J W INC
filed 2020-12-10
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 10, 2020
Common Stock, $1 par value	2,015,780 shares

This report contains 27 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – October 31, 2020 and July 31, 2020	3
Condensed Consolidated Statements of Operations (Unaudited) – Three months ended October 31, 2020 and 2019	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) – Three months ended October 31, 2020 and 2019	5
Condensed Consolidated Statements of Cash Flows (Unaudited) – Three months ended October 31, 2020 and 2019	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II - Other Information:
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits and Reports on Form 8-K	23

Signatures	24

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	25
31.2 - Chief Financial Officer	26

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	27

Part I - Financial Information

Item 1 - Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	October 31 2020	July 31 2020
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements and fixtures	74,166,427	73,271,398
Construction in progress	900,602	1,266,723
	75,067,029	74,538,121
Accumulated depreciation	(33,451,928)	(33,007,989)
Buildings - net	41,615,101	41,530,132
Property and equipment-net	47,682,906	47,597,937

Cash and cash equivalents	3,821,276	3,260,135
Restricted cash	956,166	1,143,666
Receivables, net	2,443,416	2,219,946
Marketable securities	3,607,226	3,744,905
Prepaids and other assets	1,146,538	2,389,582
Deferred charges, net	2,891,448	2,986,648
Operating lease right-of-use assets	36,452,941	37,077,038
TOTAL ASSETS	$99,001,917	$100,419,857

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable	$8,355,876	$8,627,965
Note payable	722,726	722,726
Accounts payable and accrued expenses	2,481,830	2,771,540
Security deposits payable	809,652	809,652
Operating lease liabilities	28,761,249	29,044,966
Deferred income taxes	4,584,000	4,741,000
Total Liabilities	45,715,333	46,717,849

Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	49,049,894	49,465,318
	54,574,436	54,989,860
Shareholders’ Equity:
Common stock held in treasury, at cost - 162,517 shares at October 31, 2020 and July 31, 2020	(1,287,852)	(1,287,852)
Total shareholders’ equity	53,286,584	53,702,008
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$99,001,917	$100,419,857

See Notes to Accompanying Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	October 31	October 31
	2020	2019
Revenues
Rental income	$4,834,994	$5,035,915
Total revenues	4,834,994	5,035,915

Expenses
Real estate operating expenses	3,582,617	3,248,594
Administrative and general expenses	1,169,523	1,215,635
Depreciation	443,939	387,410
Total expenses	5,196,079	4,851,639

Income (loss) from operations	(361,085)	184,276

Investment income and interest expense:
Investment income	89,226	65,003
Change in fair value of marketable securities	(214,954)	(19,286)
Interest expense	(85,611)	(27,449)
	(211,339)	18,268

Income (loss) from operations before income taxes	(572,424)	202,544
Income taxes provided (benefit)	(157,000)	74,000
Net income (loss)	$(415,424)	$128,544

Income (loss) per common share, basic and diluted	$(.21)	$.06

Dividends per share	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780

See Notes to Accompanying Condensed Consolidated Financial Statements

J.W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended October 31, 2020
Balance at July 31, 2020	$2,178,297	$3,346,245	$49,465,318	$(1,287,852)	$53,702,008
Net loss, three months ended October 31, 2020	-	-	(415,424)	-	(415,424)
Balance at October 31, 2020	$2,178,297	$3,346,245	$49,049,894	$(1,287,852)	$53,286,584
Three Months Ended October 31, 2019
Balance at July 31, 2019	$2,178,297	$3,346,245	$50,371,323	$(1,287,852)	$54,608,013
Net income, three months ended October 31, 2019	-	-	128,544	-	128,544
Balance at October 31, 2019	$2,178,297	$3,346,245	$50,499,867	$(1,287,852)	$54,736,557

See Notes to Accompanying Condensed Consolidated Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	October 31
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(415,424)	$128,544

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt recovery	(18,000)	–
Provision (Benefit) for deferred income taxes	(157,000)	74,000
Depreciation	443,939	387,410
Amortization of deferred charges	95,200	68,000
Operating lease expense in excess of cash payments	340,380	276,762
Deferred finance costs included in interest expense	9,628	4,718
Net realized and unrealized (gain) loss on marketable securities	131,778	(23,223)
Changes in:
Receivables	(205,470)	38,743
Prepaid expenses and other assets	1,243,044	978,085
Accounts payable and accrued expenses	(289,710)	215,446
Security deposits payable	–	(19,606)
Cash provided by operating activities	1,178,365	2,128,879

Cash Flows From Investing Activities:
Acquisition of property and equipment	(528,908)	(1,445,669)
Marketable securities:
Receipts from sales	494,990	442,764
Payments for purchases	(489,089)	(443,299)
Cash used in investing activities	(523,007)	(1,446,204)

Cash Flows From Financing Activities:
Payments - mortgage and other debt payments	(281,717)	(42,690)
Cash used in financing activities	(281,717)	(42,690)

Increase in cash, cash equivalents and restricted cash	373,641	639,985

Cash, cash equivalents and restricted cash at beginning of period	4,403,801	5,263,724

Cash, cash equivalents and restricted cash at end of period	$4,777,442	$5,903,709

See Notes to Accompanying Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	The Impact of COVID-19 on our Results and Operations:

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Throughout the United States and locally, governments and municipalities instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March 2020, the economic impacts became significant for the remainder of the year ending July 31, 2020.

Beginning in March and continuing through July 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in-place orders. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances in the year ended July 31, 2020, we agreed to rent abatements and deferrals for certain tenants. From August through October 2020, the Company had no bad debt expense and recoveries of $18,000. We continue to experience volatility in the valuation of our equity investments through October 31, 2020.

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

Basis of Presentation

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

The interim financial statements are prepared pursuant to the instructions for reporting on Form 10-Q and Article 8 of Regulations S-X of the SEC Rules and Regulations. The July 31, 2020 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-KA Annual Report for the fiscal year ended July 31, 2020. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2021 or any other period.

As of October 31, 2020, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and as additional information becomes available, our estimates may change materially in future periods.

Restricted Cash

Restricted cash primarily consists of cash held in bank accounts for tenant security deposits and other amounts required under certain loan agreements.

Accounts Receivable

Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectibility become known. Collectibility issues include late rent payments, circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Management also assesses collectibility by reviewing accounts receivable on an aggregate basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers historical collectibility based on past due status and a tenant’s payment history. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions. Our assessment as of October 31, 2020 considered business and market disruptions caused by COVID-19. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for uncollectible accounts receivables in future periods.

As of July 31, 2020, and primarily because of the effects of COVID-19, the Company recorded an allowance for uncollectible receivables in the amount of $82,000, as an offset to receivables. During the three months ended October 31, 2020, the Company had no bad debt expense and recoveries of $18,000. During the three months ended October 31, 2019, the Company had no bad debt expense or recoveries.

Activity in the allowance for uncollectible receivables for each period follows:

	Three Months Ended	Year Ended
	October 31, 2020	July 31, 2020
Beginning balance allowance for doubtful accounts	$82,000	$–
Initial recording of allowance, April 30, 2020		556,000
Chargeoffs		(132,768)
Recoveries	(18,000)	$(91,840)
Rent abatements reclassified to reduce rental income		$(249,392)
Ending balance allowance for doubtful accounts	$64,000	$82,000

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

Maintenance, repairs, renewals, and improvements of a non-permanent nature are charged to expense when incurred. Expenditures for additions and major renewals or improvements are capitalized along with the associated interest cost during construction. The cost of assets sold or retired, and the accumulated depreciation or amortization thereon are eliminated from the respective accounts in the year of disposal, and the resulting gain or loss is credited or charged to income. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At October 31, 2020 and July 31, 2020, there were no impairments of its property and equipment.

Deferred Charges

Deferred charges consist principally of costs incurred in connection with the leasing of property to tenants. Such costs are amortized over the related lease periods, ranging from 1 to 21 years, using the straight-line method. If a lease is terminated early, such costs are expensed.

Leases - Lessor Revenue Recognition

Property held for leasing in the Company’s real estate rental operations is disclosed in the condensed consolidated balance sheets. Rent is recognized from tenants under executed leases no later than on an established date or on an earlier date if the tenant should commence conducting business. Unbilled receivables are included in accounts receivable and represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of the lease. The effect of lease modifications that result in rent relief or other credits to tenants, including any retroactive effects relating to prior periods, is recognized in the period when the lease modification is signed. At the time of the lease modification, we assess the realizability of any accrued but unpaid rent and amounts that had been recognized as revenue in prior periods. As lessor, we have elected to combine the lease components (base rent), non-lease components (reimbursements of common area maintenance expenses) and reimbursements of real estate taxes and account for the components as a single lease component in accordance with ASC 842. If the amounts are not determined to be realizable, the accrued but unpaid rent is written off. Accounts receivable are recognized in accordance with lease agreements at its net realizable value. Rental payments received in advance are deferred until earned.

Leases - Lessee

The Company determines if an arrangement is a lease at inception. With the adoption of ASC 842, operating leases are included in operating lease right-of-use assets, and operating lease liabilities on the Company’s balance sheet.

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

The Company had a federal net operating loss carryforward approximating $8,409,803 as of July 31, 2020 available to offset future taxable income. As of July 31, 2020, the Company had unused state and city net operating loss carryforwards of approximately $10,463,612 for state and $8,428,574 for city, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

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

Reclassification:

The condensed consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in the three months ended October 31, 2020. These reclassifications have no effect on net income or loss as previously reported. As of July 31, 2020, the Company changed its balance sheet presentation from classified to unclassified to more generally conform with norms in the real estate industry. Many of the prior year reclassifications relate to this change in presentation.

Recently adopted accounting standards:

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

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842”, which provides amendments and clarification to ASU 2016-12 based on the FASB’s interaction with stakeholders. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements”, which amends Leases (Topic 842) to (i) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (ii) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842) Narrow-Scope Improvement for Lessors,” which clarifies how to apply the leases standard when accounting for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842) Codification Improvements”, which provides amendments for issues brought to the Board’s attention through its interactions with stakeholders. The issues identified are as follows: (1) Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, (2) Presentation on the statement of cash flows-sales-type and direct financing leases, and (3) Transition disclosures related to Topic 250, Accounting Changes and Error Corrections. These standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The new standards were adopted by the Company for the fiscal year beginning August 1, 2019. Upon adoption of Topic 842, the Company elected the following practical expedients:

1.	The Company applied the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the initial period of adoption. Upon adoption on August 1, 2019, the Company did not have an adjustment to opening retained earnings.
2.	As lessee and lessor, the Company has elected not to reassess lease classifications and all leases will continue to be classified as operating leases under the new standard.

As a result of the adoption of the new lease accounting guidance, the Company recognized on August 1, 2019:

●	Operating lease right-of-use assets of $27.1 million.
●	Operating lease liabilities of approximately $17.9 million, based on the net present value of remaining minimum rental payments, discounted using the Company’s incremental borrowing rate of 3.88%.
●	The initial recording of operating lease right-of-use assets of $27.1 million includes adjustments of approximately $10.2 million primarily relating to building and improvements, net of accumulated depreciation, required pursuant to a ground lease with an affiliate, principally owned by a director of the Company (“landlord”). Upon lease termination in 2030, the building and all improvements will be turned over to the landlord as property owner.
●	The initial operating lease liability of $17.9 million includes an adjustment of remaining accrued rent of approximately $.95 million.
●	The Company’s lessor accounting remains similar under Topic 842 but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). Upon adoption of the lease standards on August 1, 2019, changes in accounting for the Company’s lease revenue as lessor were not significant.

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent abatements would be recognized as reductions to revenue during the period in which they were granted. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy for the year ended July 31, 2020. Rent abatements and deferrals resulting from COVID-19 aggregated $433,517 and $459,429, respectively, for the year ended July 31, 2020. There were no rent abatements and deferrals resulting from COVID-19 during the three months ended October 31, 2020.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2020 and October 31, 2019.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at October 31, 2020 and July 31, 2020.

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

Fair value measurements at reporting date

	Total				Total
	October 31,				July 31,
Description	2020	Level 1	Level 2	Level 3	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,607,226	$3,607,226	$–	$–	$3,744,905	$3,744,905	$–	$–

As of October 31, 2020 and July 31, 2020, the Company's marketable securities were classified as follows:

	October 31, 2020				July 31, 2020
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Mutual funds	$1,393,427	$307,345	$1,677	$1,699,095	$1,077,493	$297,064	$–	$1,374,557
Equity securities	1,314,616	611,823	18,308	1,908,131	1,553,275	823,010	5,937	2,370,348
	$2,708,043	$919,168	$19,985	$3,607,226	$2,630,768	$1,120,074	$5,937	$3,744,905

Investment income consists of the following:

	Three Months Ended
	October 31
	2020	2019
Interest income	$227	$46,981
Dividend income	5,823	10,278
Gain on sale of marketable securities	83,176	7,744
Total	$89,226	$65,003

4.	Financial Instruments and Credit Risk Concentrations:

Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, restricted cash, cash and cash equivalents, and receivables. Marketable securities, restricted cash, cash, and cash equivalents are placed with multiple financial institutions and instruments to minimize risk. No assurance can be made that such financial institutions and instruments will minimize all such risk.

As of October 31, 2020, six tenants accounted for approximately 60% of receivables. As of July 31, 2020, four tenants accounted for approximately 55% of receivables. During the three months ended October 31, 2020, two tenants accounted for 30% of total rental revenue. During the three months ended October 31, 2019, three tenants accounted for 44% of total rental revenue.

5.	Long-Term Debt – Mortgages:

	Current
	Annual	Final
	Interest	Payment	October 31,	July 31,
	Rate	Date	2020	2020
(1) Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$4,581,344	$4,829,832
(2) Fishkill building	3.980%	4/1/2025	3,933,871	3,967,100
Deferred financing costs			(159,339)	(168,967)
Net			$8,355,876	$8,627,965

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

6.	Note Payable:

In April 2020, the Company obtained a $722,726 loan, with an interest rate of .98% per annum, issued by a bank through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) under Division A. Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). PPP provides forgiveness of loan proceeds used for qualified and documented payroll costs, mortgage interest payments, rent payments and utilities, if less than 40% of such proceeds are used for non-payroll costs. PPP loan payments are deferred until the SBA remits the Company’s loan forgiveness to the lender, or July 26, 2021 if the Company does not apply for forgiveness of loan proceeds. Thereafter, payments aggregating $722,726 will be due over a four-year period.

The Company expects to apply for loan forgiveness as soon as lender application forms become available. After the SBA remits the Company’s loan forgiveness to the lender, such proceeds expected in the year ending July 31, 2021 will be recorded as a reduction of the note payable and extinguishment of debt income.

7.	Operating Leases:

Lessor

The Company leases office and retail space to tenants under operating leases in commercial buildings. The rental terms range from approximately 5 to 49 years. The leases provide for the payment of fixed base rent payable monthly in advance as well as reimbursements of real estate taxes and common area costs. The Company has elected to account for lease revenues and the reimbursements of common area costs as a single component included as rental income in our condensed consolidated statements of operations.

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended
	October 31,
	2020	2019
Base rent - fixed	$4,432,578	$4,536,099
Reimbursements of common area costs	154,531	149,660
Non-lease components (real estate taxes)	247,885	350,156
Rental income	$4,834,994	$5,035,915

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of October 31, 2020
	Company Owned	Leased
Fiscal Year	Property	Property	Total
For the remainder of 2021	$7,928,487	$4,152,896	$12,081,383
2022	9,809,472	3,998,024	13,807,496
2023	8,984,616	3,229,622	12,214,238
2024	7,173,522	2,946,006	10,119,528
2025	6,991,707	2,560,603	9,552,310
2026	5,036,945	1,932,534	6,969,479
After 2026	32,892,530	7,738,816	40,631,346
Total	$78,817,279	$26,558,501	$105,375,780

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

Effective April 1, 2020, four of the Company’s property leases were extended. The effect of these lease extensions on the measurement of operating lease right-of-use assets, liabilities and rent expense follows:

	Operating Lease	Operating	Monthly Rent
	Right-of-Use-Asset	Lease Liability	Expense
Upon initial adoption, August 1, 2019	$27,104,937	$16,728,284	$235,350
After various lease extensions through April 30, 2020	$37,698,819	$29,326,365	$277,570

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended October 31,
	2020	2019
Sublease income	$1,728,033	$1,755,252
Operating lease cost	(832,713)	(749,866)
Excess of sublease income over lease cost	$895,320	$1,005,386

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of October 31, 2020:

October 31, 2021	$2,058,892
October 31, 2022	2,120,437
October 31, 2023	2,137,167
October 31, 2024	2,154,504
October 31, 2025	2,171,538
Thereafter	27,007,165
Total undiscounted cash flows	37,649,703
Less: present value discount	(8,888,454)
Total Lease Liabilities	$28,761,249

	Three Months Ended October 31,
Other information:	2020	2019
Operating cash flows from operating leases	$492,332	$473,105
Weighted-average remaining lease term - operating leases	17.88 years	11.48 years
Weighted-average discount rate - operating leases	2.88%	3.88%

8.

Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $110,068 and $101,402 as contributions to the Plan for the three months ended October 31, 2020 and 2019, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $13,698 and $17,013 for the three months ended October 31, 2020 and 2019, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2019
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2019
Plan used extended amortization provisions in status calculation:	Yes
Minimum required contribution:	Yes
Employer contributing greater than 5% of Plan contributions for year ended December 31, 2018:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2022

For the plan years 2019-2020, under the pension fund’s rehabilitation plan, the Company agreed to pay a minimum contribution rate equal to 9.1% of the prior year total contribution rate. The Company has 29 employees and has a contract, expiring November 30, 2022, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 21% of its employees. The Company considers that its labor relations with its employees and union are good.

9.

Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	October 31
	2020	2019
Cash and cash equivalents	$3,821,276	$4,993,422
Restricted cash, tenant security deposits	794,151	810,844
Restricted cash, escrow	134,175	71,603
Restricted cash, other	27,840	27,840
	$4,777,442	$5,903,709

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Three Months Ended
	October 31
	2020	2019
Cash Flow Information
Interest paid, net of capitalized interest of $17,132 (2020) and $26,456 (2019)	$67,839	$22,861
Income taxes paid (refunded)	–	–

Non-cash information
Initial recognition of operating lease right-of-use assets		$27,104,937
Initial recognition of operating lease liabilities		17,863,507

10.

Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2020 and at July 31, 2020.

11.

Related Party Transactions:

The Company has two operating leases with Weinstein Enterprises, Inc. (“Landlord”), an affiliated company, principally owned by the Chairman of the Board of Directors of both the Company and Landlord. One lease is for building, improvements, and land (Premises”) located at Jamaica Avenue at 169th Street, Jamaica, New York. Another lease is for

Premises located at 504-506 Fulton Street, Brooklyn, New York.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Expense
	Three Months Ended		Three Months Ended
	October 31		October 31
Property	2020	2019	2020	2019
Jamaica Avenue at 169th Street	$156,249	$156,249	$379,359	$403,698
504-506 Fulton Street	90,564	90,564	87,609	87,609
Total	$246,813	$246,813	$466,968	$491,307

The following summarizes assets and liabilities related to these two operating leases:

	Right-Of-Use
	Assets		Liabilities
	October 31	July 31	October 31	July 31
Property	2020	2020	2020	2020	Expiration Date
Jamaica Avenue at 169th Street	$13,884,813	$14,230,659	$5,332,291	$5,455,029	May 31, 2030
504-506 Fulton Street	3,006,118	3,063,268	3,130,149	3,190,253	April 30, 2031
Total	$16,890,931	$17,293,927	$8,462,440	$8,645,282

Upon termination of the Jamaica, New York lease in 2030, all premises included in operating lease right-of-use assets plus leasehold improvements will be turned over to the Landlord.

12.	Contingencies:

There are various lawsuits and claims pending against the Company. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements.

If the Company sells, transfers, disposes of, or demolishes 25 Elm Place, Brooklyn, New York, then the Company may be liable to create a condominium unit for the loading dock. The necessity of creating the condominium unit and the cost of such condominium unit has not been determined at this time.

Item 2.

J. W. MAYS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes thereto contained in this report. In this discussion, the words “Company”, “we”, “our” and “us” refer to J.W. Mays, Inc., and subsidiaries.

Forward Looking Statements:

The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. The words “outlook” “intend”, “plans”, “efforts”, “anticipates”, “believes”, “expects” or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified under the heading “Cautionary Statement Regarding Forward-Looking Statements” below. Our actual results may vary significantly from the results contemplated by these forward-looking statements based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets we serve.

The Impact of COVID-19 on our Results and Operations:

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Throughout the United States and locally, governments and municipalities instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March 2020, the economic impacts became significant for the remainder of the year ending July 31, 2020.

Beginning in March and continuing through July 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in- place orders. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances in the year ended July 31, 2020, we agreed to rent abatements and deferrals for certain tenants. From August through October 2020, the Company had no bad debt expense and recoveries of $18,000. We continue to experience volatility in the valuation of our equity investments through October 31, 2020.

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

Critical Accounting Policies and Estimates:

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and require the most difficult, subjective, or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues, and expenses during the reporting period and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 affect our more significant judgments and estimates used in the preparation of our financial statements. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described below as our critical accounting policies. Actual results may differ from these estimates under different assumptions and conditions. Recently adopted accounting standards and recently issued accounting standards not yet adopted are also disclosed in Note 1.

As of October 31, 2020, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and as additional information becomes available, our estimates may change materially in future periods.

Results of Operations:

Three months ended October 31, 2020 compared to the three months ended October 31, 2019:

In the three months ended October 31, 2020, the Company reported a net loss of $(415,424), or $(.21) per share. In the comparable three months ended October 31, 2019, the Company reported net income of $128,544, or $.06 per share. The loss in the 2020 three months was primarily due to a decrease in revenues and an increase in real estate operating expenses as explained below.

Revenues in the current three months decreased to $4,834,994 from $5,035,915 in the comparable 2019 three months primarily due to the loss of rental income from four tenants, partially offset by rental income from two new tenants.

Real estate operating expenses in the current three months increased to $3,582,617 from $3,248,594 in the comparable 2019 three months primarily due to increases in real estate taxes, maintenance costs and rent expense.

Administrative and general expenses in the current three months decreased to $1,169,523 from $1,215,635 in the comparable 2019 three months primarily due to a decrease in bad debt expense from a tenant.

Depreciation expense in the current three months increased to $443,939 from $387,410 in the comparable 2019 three months primarily due to additional depreciation from improvements in the prior year for both the Jamaica and Fishkill New York buildings.

Interest expense exceeded investment income in the current three months by $211,339 and investment income exceeded interest expense by $18,268 in the comparable 2019 three months. The decrease in investment income was primarily due to a change in in the fair value of marketable securities. The increase in interest expense results from the additional mortgage on the Fishkill, New York property and the increased interest rate on the Brooklyn, New York property mortgage.

Liquidity and Capital Resources:

The impact of COVID-19 and the related reductions in economic activity from business disruptions continues in the three months ended October 31, 2020. While the Company had no bad debt expense and recoveries of $18,000 from August to October 2020, we continue to experience volatility in the valuation of our equity investments through October 31, 2020. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, NY, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

In July 2019, the Company leased 47,000 square feet to a community college at its Fishkill, New York building for a term of fifteen years with two five-year option periods. The cost of renovations for this tenant were $3,405,347 and brokerage commissions were $448,939. The tenant took occupancy in June 2020 and commenced payment of rent in September 2020.

In August 2020, a retail tenant who occupies 1,810 square feet at the Company’s Nine Bond Street Brooklyn, New York building extended their lease until August 31, 2025.

In November 2020, the Company leased 5,300 square feet to a retail tenant at its Nine Bond Street Brooklyn, New York building. The tenant took occupancy in November 2020 and rental payments will commence in January 2021.

In November 2020, the Company leased 23,000 square feet to an office tenant at its Jowein building in Brooklyn, New York. The cost of renovations for this tenant will be approximately $625,000 and brokerage commissions will be $979,000. Occupancy and rental payments are anticipated in late Spring, 2021.

In November 2020, the Company leased 5,500 square feet to a retail tenant at its Jowein building in Brooklyn, New York. Occupancy and rental payments will begin in early 2021.

Cash Flows From Operating Activities:

Accounts Payable and Accrued Expenses: The Company had a balance due on October 31, 2020 for brokerage commissions of $872,726.

Beginning in March and continuing through July 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in- place orders. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances in the year ended July 31, 2020, we agreed to rent abatements and deferrals for certain tenants. From August through October 2020, the Company had no bad debt expense and recoveries of $18,000. We continue to experience volatility in the valuation of our equity investments through October 31, 2020. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, NY, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

Cash Flows From Investing Activities:

The Company had expenditures for upgrades to a stairwell in the amount of $101,261 for the quarter ended October 31, 2020, at its Jamaica, New York building.

The Company had expenditures for renovations of $351,810 for a second lobby in the quarter ended October 31, 2020 at its Fishkill, New York building. The total cost was $842,767 and was completed in October 2020. The Company also had expenditures of $23,577 for various other projects.

The Company had expenditures in the amount of $52,260 for roof work at its Jowein building in Brooklyn, New York.

Related Party Transactions:

The Company has two operating leases with Weinstein Enterprises, Inc. (“Landlord”), an affiliated company, principally owned by the Chairman of the Board of Directors of both the Company and Landlord. One lease is for building, improvements, and land located at Jamaica Avenue at 169th Street, Jamaica, New York. Another lease is for Premises located at 504-506 Fulton Street, Brooklyn, New York.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Expense
	Three Months Ended		Three Months Ended
	October 31		October 31
Property	2020	2019	2020	2019
Jamaica Avenue at 169th Street	$156,249	$156,249	$379,359	$403,698
504-506 Fulton Street	90,564	90,564	87,609	87,609
Total	$246,813	$246,813	$466,968	$491,307

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use
	Assets		Liabilities
	October 31	July 31	October 31	July 31
Property	2020	2020	2020	2020	Expiration Date
Jamaica Avenue at 169th Street	$13,884,813	$14,230,659	$5,332,291	$5,455,029	May 31, 2030
504-506 Fulton Street	3,006,118	3,063,268	3,130,149	3,190,253	April 30, 2031
Total	$16,890,931	$17,293,927	$8,462,440	$8,645,282

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, our expenses, and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

●	changes in the rate of economic growth in the United States;
●	the ability to obtain credit from financial institutions and the related costs;
●	changes in the financial condition of our customers;
●	changes in regulatory environment;
●	lease cancellations;
●	changes in our estimates of costs;
●	war, terrorist attacks, or civil unrest effecting facilities where services are or may be provided;
●	outcomes of pending and future litigation;
●	increasing competition by other companies;
●	compliance with our loan covenants;
●	recoverability of claims against our customers and others by us and claims by third parties against us;
●	changes in estimates used in our critical accounting policies; and
●	pandemics and the ongoing effects of COVID-19.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On October 31, 2020, the Company had fixed-rate debt of $9,237,941.

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
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2020, except that as stated in “Cautionary Statements Regarding Forward-Looking Statements”, the last factor listed thereon, “pandemics and the ongoing effects of COVID-19” could adversely affect our results and operations as set forth on page 19 and further explained on various other pages under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item	2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item	3. Defaults Upon Senior Securities
None
Item	4. Mine Safety Disclosures
Not applicable
Item	5. Other Information
None
Item	6. Exhibits and Reports on Form 8-K
(a)	List of Exhibits:
Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws.	N/A
(10)	Material contracts.	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information.	N/A
(18)	Letter re change in accounting principles.	N/A
(19)	Report furnished to security holders.	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	25
	(31.2) Chief Financial Officer	26
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	27
(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant for the period ended October 31, 2020.
Item reported:
The Company reported its financial results for the three and twelve months ended July 31, 2020 Date of report filed – October 8, 2020.
Letter re non-reliance on previously issued financial statements. Date of report filed – October 19, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 10, 2020	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	December 10, 2020	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer