Form 10-Q
period 2021-01-31
MAYS J W INC
filed 2021-03-04
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2021
Common Stock, $1 par value	2,015,780 shares

This report contains 28 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – January 31, 2021 and July 31, 2020	3
Condensed Consolidated Statements of Operations (Unaudited) – Three and six months ended January 31, 2021 and 2020	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) – Three and six months ended January 31, 2021 and 2020	5
Condensed Consolidated Statements of Cash Flows (Unaudited) – Six months ended January 31, 2021 and 2020	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II - Other Information:
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	26
31.2 - Chief Financial Officer	27

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	28

Part I - Financial Information

Item 1 - Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	January 31 2021	July 31 2020
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements and fixtures	74,407,667	73,271,398
Construction in progress	1,624,601	1,266,723
	76,032,268	74,538,121
Accumulated depreciation	(33,897,432)	(33,007,989)
Buildings - net	42,134,836	41,530,132
Property and equipment-net	48,202,641	47,597,937

Cash and cash equivalents	1,493,124	3,260,135
Restricted cash	912,966	1,143,666
Receivables, net	2,671,780	2,219,946
Marketable securities	3,924,076	3,744,905
Prepaids and other assets	2,247,474	2,389,582
Deferred charges, net	3,932,010	2,986,648
Operating lease right-of-use assets	35,826,496	37,077,038
TOTAL ASSETS	$99,210,567	$100,419,857

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable, net	$8,080,454	$8,627,965
Note payable	722,726	722,726
Accounts payable and accrued expenses	3,291,026	2,771,540
Security deposits payable	869,652	809,652
Operating lease liabilities	28,470,232	29,044,966
Deferred income taxes	4,544,000	4,741,000
Total Liabilities	45,978,090	46,717,849

Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	48,995,787	49,465,318
	54,520,329	54,989,860
Shareholders’ Equity:
Common stock held in treasury, at cost - 162,517 shares at January 31, 2021 and July 31, 2020	(1,287,852)	(1,287,852)
Total shareholders’ equity	53,232,477	53,702,008
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$99,210,567	$100,419,857

See Notes to Accompanying Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31	January 31	January 31	January 31
	2021	2020	2021	2020
Revenues
Rental income	$5,046,867	$5,039,060	$9,881,861	$10,074,975
Total revenues	5,046,867	5,039,060	9,881,861	10,074,975

Expenses
Real estate operating expenses	3,585,546	3,568,752	7,168,163	6,817,346
Administrative and general expenses	1,343,669	1,311,011	2,513,192	2,526,646
Depreciation	445,504	394,977	889,443	782,387
Total expenses	5,374,719	5,274,740	10,570,798	10,126,379

Loss from operations	(327,852)	(235,680)	(688,937)	(51,404)

Investment income and interest expense:
Investment income	76,935	75,915	166,161	140,918
Change in fair value of marketable securities	238,969	82,536	24,015	63,250
Interest expense	(82,159)	(27,052)	(167,770)	(54,501)
	233,745	131,399	22,406	149,667

Income (loss) before income taxes	(94,107)	(104,281)	(666,531)	98,263
Income taxes (benefit)	(40,000)	(47,000)	(197,000)	27,000
Net income (loss)	$(54,107)	$(57,281)	$(469,531)	$71,263

Income (loss) per common share, basic and diluted	$(.02)	$(.02)	$(.23)	$.04

Average common shares outstanding, basic and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

		Additional		Common Stock
	Common	Paid In	Retained	Held in
	Stock	Capital	Earnings	Treasury	Total
Three Months Ended January 31, 2021
Balance at October 31, 2020	$2,178,297	$3,346,245	$49,049,894	$(1,287,852)	$53,286,584
Net loss, three months ended January 31, 2021	–	–	(54,107)	–	(54,107)
Balance at January 31, 2021	$2,178,297	$3,346,245	$48,995,787	$(1,287,852)	$53,232,477
Three Months Ended January 31, 2020
Balance at October 31, 2019	$2,178,297	$3,346,245	$50,499,867	$(1,287,852)	$54,736,557
Net loss, three months ended January 31, 2020	–	–	(57,281)	–	(57,281)
Balance at January 31, 2020	$2,178,297	$3,346,245	$50,442,586	$(1,287,852)	$54,679,276

		Additional		Common Stock
	Common	Paid In	Retained	Held in
	Stock	Capital	Earnings	Treasury	Total
Six Months Ended January 31, 2021
Balance at July 31, 2020	$2,178,297	$3,346,245	$49,465,318	$(1,287,852)	$53,702,008
Net loss, six months ended January 31, 2021	–	–	(469,531)	–	(469,531)
Balance at January 31, 2021	$2,178,297	$3,346,245	$48,995,787	$(1,287,852)	$53,232,477
Six Months Ended January 31, 2020
Balance at July 31, 2019	$2,178,297	$3,346,245	$50,371,323	$(1,287,852)	$54,608,013
Net income, six months ended January 31, 2020	–	–	71,263	–	71,263
Balance at January 31, 2020	$2,178,297	$3,346,245	$50,442,586	$(1,287,852)	$54,679,276

See Notes to Accompanying Condensed Consolidated Financial Statements

J. W. MAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	January 31
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(469,531)	$71,263

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	74,000	40,292
Provision (Benefit) for deferred income taxes	(197,000)	27,000
Disposition of property and equipment	–	54,121
Depreciation	889,443	782,387
Amortization of deferred charges	193,200	139,600
Operating lease expense in excess of cash payments	675,808	559,248
Deferred finance costs included in interest expense	19,056	15,401
Deferred Charges	(1,138,562)	–
Net realized and unrealized (gain) on marketable securities	(107,190)	(110,231)
Changes in:
Receivables	(525,834)	41,003
Prepaid expenses and other assets	142,108	58,945
Accounts payable and accrued expenses	519,486	767,183
Security deposits payable	60,000	(58,452)
Cash provided by operating activities	134,984	2,387,760

Cash Flows From Investing Activities:
Property and equipment costs	(1,494,147)	(3,419,989)
Marketable securities:
Receipts from sales	494,990	447,236
Payments for purchases	(566,971)	(527,048)
Cash used in investing activities	(1,566,128)	(3,499,801)

Cash Flows From Financing Activities:
Proceeds from borrowing - mortgage	–	144,080
Payments - mortgage and other debt	(566,567)	(122,872)
Mortgage financing cost paid	–	(118,571)
Cash used in financing activities	(566,567)	(97,363)

Decrease in cash, cash equivalents and restricted cash	(1,997,711)	(1,209,404)

Cash, cash equivalents and restricted cash at beginning of period	4,403,801	5,263,724

Cash, cash equivalents and restricted cash at end of period	$2,406,090	$4,054,320

See Notes to Accompanying Condensed Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	The Impact of COVID-19 on our Results and Operations:

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Throughout the United States and locally, governments and municipalities instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March 2020, the economic impacts became significant for the remainder of the year ended July 31, 2020.

Beginning in March and continuing through January 2021, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in-place orders. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. We continue to experience volatility in the valuation of our equity investments through January 31, 2021.

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

As of January 31, 2021, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and as additional information becomes available, our estimates may change materially in future periods.

Restricted Cash

Restricted cash primarily consists of cash held in bank accounts for tenant security deposits and other amounts required under certain loan agreements.

Accounts Receivable

Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectibility become known. Collectibility issues include late rent payments, circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Management also assesses collectibility by reviewing accounts receivable on an aggregate basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers past due status and a tenant’s payment history. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions. Our assessment as of January 31, 2021 considered business and market disruptions caused by COVID-19. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for uncollectible accounts receivables in future periods.

As of January 31, 2021 and July 31, 2020, and primarily because of the effects of COVID-19, the Company recorded an allowance for uncollectible receivables in the amount of $156,000 and $82,000, respectively, as an offset to receivables.

Activity in the allowance for uncollectible receivables for each period follows:

	Allowance for
	Uncollectible
	Accounts Receivable		Bad Debt Expense
	Period Ended		Three Months Ended		Six Months Ended
	January 31	July 31	January 31		January 31
	2021	2020	2021	2020	2021	2020
Beginning balance	$82,000	$–	$–	$–	$–	$–
Charge-offs	92,000	423,232	92,000	40,292	92,000	40,292
Recoveries	(18,000)	(91,840)	–	–	(18,000)	–
Rent Abatements reclassified to reduce rental income	–	(249,392)	–	–	–	–
Ending Balance	$156,000	$82,000	$92,000	$40,292	$74,000	$40,292

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

Company renovations at its Fishkill, NY building aggregated $823,234 and $2,397,216 for the six months ended January 31, 2021 and 2020, respectively, primarily related to tenant improvements for space leased to a community college, new elevators, lobbies, and a façade.

New tenant improvements for the six months ended January 31, 2021 were $358,042 at the Company's Jowein building in Brooklyn, NY. New tenant improvements for the six months ended January 31, 2020 at the Company's Jamaica building were $291,545.

Stairwell and sidewalk upgrades at the Company's Jamaica, NY building aggregated $290,976 for the six months ended January 31, 2021. Elevator upgrades aggregated $289,699 for the six months ended January 31, 2020 at the Company's 9 Bond building in Brooklyn, NY.

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At January 31, 2021 and July 31, 2020, there were no impairments of its property and equipment.

Deferred Charges

Deferred charges consist principally of costs incurred in connection with the leasing of property to tenants. Such costs are amortized over the related lease periods, ranging from 4 to 21 years, using the straight-line method. If a lease is terminated early, such costs are expensed.

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

Reclassification:

The condensed consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in the six months ended January 31, 2021. These reclassifications have no effect on net income or loss as previously reported. As of July 31, 2020, the Company changed its balance sheet presentation from classified to unclassified to more generally conform with norms in the real estate industry. Many of the prior year reclassifications relate to this change in presentation.

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

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent abatements would be recognized as reductions to revenue during the period in which they were granted. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy for the year ended July 31, 2020. Rent abatements and deferrals resulting from COVID-19 aggregated $433,517 and $459,429, respectively, for the year ended July 31, 2020. Rent abatements during the three and six months ended January 31, 2021 were $9,487. Deferrals of $125,000 resulted from COVID-19 during the three and six months ended January 31, 2021.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the six and three months ended January 31, 2021 and January 31, 2020.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at January 31, 2021 and July 31, 2020.

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

Fair value measurements at reporting date

	Total				Total
	January 31,				July 31,
Description	2021	Level 1	Level 2	Level 3	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,924,076	$3,924,076	$–	$–	$3,744,905	$3,744,905	$–	$–

As of January 31, 2021 and July 31, 2020, the Company's marketable securities were classified as follows:

	January 31, 2021				July 31, 2020
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Mutual funds	$1,457,778	$403,275	$4,696	$1,856,357	$1,077,493	$297,064	$–	$1,374,557
Equity securities	1,328,147	739,572	–	2,067,719	1,553,275	823,010	5,937	2,370,348
	$2,785,925	$1,142,847	$4,696	$3,924,076	$2,630,768	$1,120,074	$5,937	$3,744,905

Investment income consists of the following:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2021	2020	2021	2020
Interest income	$67	$2,772	294	13,050
Dividend income	76,868	73,143	82,691	80,887
Gain on sale of marketable securities	–	–	83,176	46,981
Total	$76,935	$75,915	$166,161	$140,918

4.	Financial Instruments and Credit Risk Concentrations:

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

As of January 31, 2021, seven tenants accounted for approximately 61% of receivables. As of July 31, 2020, four tenants accounted for approximately 55% of receivables. During the six months ended January 31, 2021, two tenants accounted for 30% of total rental revenue. During the six months ended January 31, 2020, three tenants accounted for 43% of total rental revenue.

5.	Long-Term Debt – Mortgages:

	Current
	Annual	Final
	Interest	Payment	January 31,	July 31,
	Rate	Date	2021	2020
(1) Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$4,330,054	$4,829,832
(2) Fishkill building	3.980%	4/1/2025	3,900,311	3,967,100
Deferred financing costs			(149,911)	(168,967)
Net			$8,080,454	$8,627,965

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

In April 2020, the Company obtained a $722,726 loan, with an interest rate of .98% per annum, issued by a bank through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) under Division A. Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). PPP provides forgiveness of loan proceeds used for qualified and documented payroll costs, mortgage interest payments, rent payments and utilities, if less than 40% of such proceeds are used for non-payroll costs. PPP loan payments are deferred until the SBA remits the Company’s loan forgiveness to the lender.

The Company applied for 100% loan forgiveness as soon as lender application forms became available in January, 2021. After the SBA remits the Company’s loan forgiveness to the lender, such proceeds aggregating $722,726 expected in the year ending July 31, 2021 will be recorded as a reduction of the note payable and extinguishment of debt income.

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

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2021	2020	2021	2020
Base rent - fixed	$4,629,553	$4,515,930	$9,062,131	$9,052,029
Reimbursements of common area costs	152,164	163,775	306,695	313,435
Non-lease components (real estate taxes)	265,150	359,355	513,035	709,511
Rental income	$5,046,867	$5,039,060	$9,881,861	$10,074,975

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of January 31, 2021
	Company Owned	Leased
Fiscal Year	Property	Property	Total
For the remainder of 2021	$5,358,155	$2,768,597	$8,126,752
2022	10,111,752	3,998,024	14,109,776
2023	9,349,055	3,229,623	12,578,678
2024	7,537,962	2,946,006	10,483,968
2025	7,169,666	2,560,604	9,730,270
2026	5,152,745	1,932,534	7,085,279
After 2026	33,156,557	7,738,817	40,895,374
Total	$77,835,892	$25,174,205	$103,010,097

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

Effective April 1, 2020, four of the Company’s property leases were extended. The effect of these lease extensions on the measurement of operating lease right-of-use assets, liabilities and rent expense follows:

	Operating Lease	Operating	Monthly Rent
	Right-of-Use-Asset	Lease Liability	Expense
Upon initial adoption, August 1, 2019	$27,104,937	$16,728,284	$235,350
After various lease extensions through April 30, 2020	$37,698,819	$29,326,365	$277,570

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2021	2020	2021	2020
Sublease income	$1,740,248	$1,766,609	$3,468,281	$3,521,861
Operating lease cost	(832,707)	(760,191)	(1,665,420)	(1,510,057)
Excess of sublease income over lease cost	$907,541	$1,006,418	$1,802,861	$2,011,804

As of January 31, 2021, our operating leases had a weighted average remaining lease term of 17.71 years and a weighted average discount rate of 2.88%.

	Three Months Ended		Six Months Ended
	January 31		January 31
Other information:	2021	2020	2021	2020
Operating cash flows from operating leases	$497,281	$492,332	$989,613	$950,809

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of January 31, 2021:

January 31, 2022	$2,089,683
January 31, 2023	2,124,546
January 31, 2024	2,141,424
January 31, 2025	2,158,823
January 31, 2026	2,181,170
Thereafter	26,456,772
Total undiscounted cash flows	37,152,418
Less: present value discount	(8,682,186)
Total Lease Liabilities	$28,470,232

8.

Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $109,915 and $219,983 as contributions to the Plan for the three and six months ended January 31, 2021, respectively, and $146,183 and $247,586 as contributions to the plan for the three and six months ended January 31, 2020, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $16,875 and $30,573 for the three and six months ended January 31, 2021, respectively, and $14,807 and $31,820 for the three and six months ended January 31, 2020, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2019
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2019
Plan used extended amortization provisions in status calculation:	Yes
Minimum required contribution:	Yes
Employer contributing greater than 5% of Plan contributions for year ended December 31, 2019:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2022

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

9.

Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	January 31
	2021	2020
Cash and cash equivalents	$1,493,124	$3,146,214
Restricted cash, tenant security deposits	814,152	808,663
Restricted cash, escrow	71,674	71,603
Restricted cash, other	27,140	27,840
	$2,406,090	$4,054,320

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Six Months Ended
	January 31
	2021	2020
Cash Flow Information
Interest paid, net of capitalized interest of $34,390 (2021) and $64,759 (2020)	$147,196	$35,210
Income taxes (refunded)	(23,040)	(23,041)

Non-cash information
Recognition of operating lease right-of-use assets		$29,384,531
Recognition of operating lease liabilities		20,143,101
Mortgage refinance		5,255,920

10.

Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2021 and at July 31, 2020.

11.

Related Party Transactions:

The Company has two operating leases with Weinstein Enterprises, Inc. (“Landlord”), an affiliated company, principally owned by the Chairman of the Board of Directors of both the Company and Landlord. One lease is for building, improvements, and land (“Premises”) located at Jamaica Avenue at 169th Street, Jamaica, New York. Another lease is for Premises located at 504-506 Fulton Street, Brooklyn, New York.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Payments		Rent Expense		Rent Expense
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	January 31		January 31		January 31		January 31
Property	2021	2020	2021	2020	2021	2020	2021	2020
Jamaica Avenue at 169th Street	$156,250	$156,250	$312,500	$312,500	$379,359	$403,698	$758,719	$807,397
504-506 Fulton Street	90,564	90,564	181,128	181,128	87,609	87,609	175,219	175,219
Total	$246,814	$246,814	$493,628	$493,628	$466,968	$491,307	$933,938	$982,616

The following summarizes assets and liabilities related to these two operating leases:

	Right-Of-Use
	Assets		Liabilities
	January 31	July 31	January 31	July 31
Property	2021	2020	2021	2020	Expiration Date
Jamaica Avenue at 169th Street	$13,884,813	$14,230,659	$5,332,291	$5,455,029	May 31, 2030
504-506 Fulton Street	3,006,118	3,063,268	3,130,149	3,190,253	April 30, 2031
Total	$16,890,931	$17,293,927	$8,462,440	$8,645,282

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

The Impact of COVID-19 on our Results and Operations:

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Throughout the United States and locally, governments and municipalities instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March 2020, the economic impacts became significant for the remainder of the year ended July 31, 2020.

Beginning in March and continuing through July 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in- place orders. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances in the year ended July 31, 2020, we agreed to rent abatements and deferrals for certain tenants. From August 2020 through January 2021, the Company had bad debt expense of $74,000. We continue to experience volatility in the valuation of our equity investments through January 31, 2021.

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

As of January 31, 2021, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and as additional information becomes available, our estimates may change materially in future periods.

Results of Operations:

Three months ended January 31, 2021 compared to the three months ended January 31, 2020:

In the three months ended January 31, 2021, the Company reported a net loss of $(54,107), or $(.02) per share. In the comparable three months ended January 31, 2020, the Company reported net loss of $(57,281) or $ (.02) per share. The loss in the 2021 three months was primarily due to an increase in real estate operating expenses and depreciation as explained below.

Revenues in the current three months increased to $5,046,867 from $5,039,060 in the comparable 2020 three months primarily due to rental income from two new tenants, partially offset by the loss of rental income from four tenants.

Real estate operating expenses in the current three months increased to $3,585,546 from $3,568,752 in the comparable 2020 three months primarily due to increases in real estate taxes and rent expense, partially offset by decreases in maintenance costs and licenses and permits.

Administrative and general expenses in the current three months increased to $1,343,669 from $1,311,011 in the comparable 2020 three months primarily due to an increase in bad debt expense.

Depreciation expense in the current three months increased to $445,504 from $394,977 in the comparable 2020 three months primarily due to additional depreciation from improvements in the prior year for both the Jamaica and Fishkill New York buildings.

Investment income exceeded interest expense in the current three months by $233,745 and by $131,399 in the comparable 2020 three months. The increase in investment income was primarily due to a change in the fair value of marketable securities partially offset by an increase in interest expense resulting from the additional mortgage on the Fishkill, New York property and the increased interest rate on the Brooklyn, New York property mortgage.

Six months ended January 31, 2021 compared to the six months ended January 31, 2020:

In the six months ended January 31, 2021, the Company reported net loss of $(469,531), or $(.23) per share. In the comparable six months ended January 31, 2020, the Company reported net income of $71,263, or $.04 per share. Revenue in the current six months decreased, real estate operating expenses and depreciation increased, as explained below.

Revenues in the current six months decreased to $9,881,861 from $10,074,975 in the comparable 2020 six months primarily due to loss of rental income from four tenants, partially offset by rental from two new tenants.

Real estate operating expenses in the current six months increased to $7,168,163 from $6,817,346 in the comparable 2020 six months primarily due to:

1)	Increases in real estate taxes,
2)	Increases in rent expense due to the recording of the building to right-of-use asset (see notes 1, 5 and 7),
3)	Increases in maintenance costs and leasing commisions expense, and
4)	Partially offset by decreases in licenses and permits.

Administrative and general expenses in the current six months decreased to $2,513,192 from $2,526,646 in the comparable 2020 six months primarily due to a decrease in insurance expense and pension costs, partially offset by an increase in bad debt expense.

Depreciation expense in the current six months increased to $889,443 from $782,387 in the comparable 2020 six months primarily due to additional depreciation from prior year improvements for both the Jamaica and Fishkill New York buildings.

Investment income exceeded interest expense in the current six months by $22,406 and by $149,667 in the comparable 2020 six months. The decrease in investment income was primarily due to interest expense resulting from the additional mortgage on the Fishkill, New York Property and the increased interest rate on the Brooklyn, New York property mortgage.

Liquidity and Capital Resources:

The impact of COVID-19 and the related reductions in economic activity from business disruptions continues in the six months ended January 31, 2021. The Company had bad debt expense of $74,000 from August 2020 to January 2021. We continue to experience volatility in the valuation of our equity investments through January 31, 2021. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, NY, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

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

In November 2020, the Company leased 5,300 square feet to a retail tenant at its Nine Bond Street Brooklyn, New York building. The tenant took occupancy in November 2020 and rental payments commenced in January 2021.

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

In December 2020, a tenant, who occupies 84,000 square feet of warehouse space at the Company's Circleville, Ohio building, extended their lease for an additional three years to expire October 31, 2024.

Cash Flows From Operating Activities:

Deferred Expenses: The Company had an additional $1,138,561 for brokerage commissions incurred from two new tenants at the Company's Brooklyn, New York buildings, and two existing tenants at the Company's Massapequa, New York and Circleville, Ohio buildings.

Accounts Payable and Accrued Expenses: The Company had a balance due on January 31, 2021 for brokerage commissions of $1,877,863.

Beginning in March and continuing through July 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in- place orders. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances in the year ended July 31, 2020, we agreed to rent abatements and deferrals for certain tenants. From August 2020 through January 2021, the Company had bad debt expense of $74,000. We continue to experience volatility in the valuation of our equity investments through January 31, 2021. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, NY, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

Cash Flows From Investing Activities:

The Company had expenditures for the six months ended January 31, 2021 at its Jamaica, New York building for upgrades to a stairwell in the amount of $101,261 and $189,715 for sidewalk work.

The Company had expenditures for renovations of $351,810 for a second lobby at its Fishkill, New York building. The total cost was $842,767 and was completed in October 2020. The Company also had expenditures at its Fishkill, New York building of $453,182 for facade work and $18,242 for various other projects for the six months ended January 31, 2021.

At its Jowein building in Brooklyn, New York, the Company had expenditures in the amount of $71,630 for roof work. The Company also had expenditures for renovations for a new tenant in the amount of $358,042. The total cost is estimated to be $500,000 and is anticipated to be completed in May 2021.

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

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Payments		Rent Expense		Rent Expense
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	January 31		January 31		January 31		January 31
Property	2021	2020	2021	2020	2021	2020	2021	2020
Jamaica Avenue at 169th Street	$156,250	$156,250	$312,500	$312,500	$379,359	$403,698	$758,719	$807,397
504-506 Fulton Street	90,564	90,564	181,128	181,128	87,609	87,609	175,219	175,219
Total	$246,814	$246,814	$493,628	$493,628	$466,968	$491,307	$933,938	$982,616

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use
	Assets		Liabilities
	January 31	July 31	January 31	July 31
Property	2021	2020	2021	2020	Expiration Date
Jamaica Avenue at 169th Street	$13,884,813	$14,230,659	$5,332,291	$5,455,029	May 31, 2030
504-506 Fulton Street	3,006,118	3,063,268	3,130,149	3,190,253	April 30, 2031
Total	$16,890,931	$17,293,927	$8,462,440	$8,645,282

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On January 31, 2021, the Company had fixed-rate debt of $8,953,091.

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
Item	1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2020.
Item	2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item	3. Defaults Upon Senior Securities
None
Item	4. Mine Safety Disclosures
Not applicable
Item	5. Other Information
None
Item	6. Exhibits and Reports on Form 8-K
(a)	List of Exhibits:
Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws.	N/A
(10)	Material contracts.	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information.	N/A
(18)	Letter re change in accounting principles.	N/A
(19)	Report furnished to security holders.	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	26
	(31.2) Chief Financial Officer	27
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	28
(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
(b)	Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant for the period ended January 31, 2021.
Item reported:
The Company reported results of the Submission of Matters to a vote of security holders Date of report filed - November 25, 2020.
The Company reported its financial results for the three months ended October 31, 2020 Date of report filed – December 10, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 4, 2021	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	March 4, 2021	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer