Form 10-Q
period 2021-04-30
MAYS J W INC
filed 2021-06-10
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 10, 2021
Common Stock, $1 par value	2,015,780 shares

This report contains 28 pages.

J. W. MAYS, INC.

Part I - Financial Information

Item 1 - Financial Statements

J. W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30	July 31
ASSETS	2021	2020
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements, and fixtures	74,503,351	73,271,398
Construction in progress	1,816,218	1,266,723
	76,319,569	74,538,121
Accumulated depreciation	(34,343,257)	(33,007,989)
Buildings - net	41,976,312	41,530,132
Property and equipment-net	48,044,117	47,597,937

Cash and cash equivalents	2,315,885	3,260,135
Restricted cash	861,908	1,143,666
Receivables, net	2,378,600	2,219,946
Marketable securities	4,191,308	3,744,905
Prepaids and other assets	1,247,212	2,389,582
Deferred charges, net	3,834,010	2,986,648
Operating lease right-of-use assets	35,197,610	37,077,038
TOTAL ASSETS	$98,070,650	$100,419,857

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable, net	$7,800,942	$8,627,965
Note payable	722,726	722,726
Accounts payable and accrued expenses	2,857,457	2,771,540
Security deposits payable	814,094	809,652
Operating lease liabilities	28,166,875	29,044,966
Deferred income taxes	4,518,000	4,741,000
Total Liabilities	44,880,094	46,717,849

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	48,953,866	49,465,318
	54,478,408	54,989,860
Common stock held in treasury, at cost - 162,517 shares at April 30, 2021 and July 31, 2020	(1,287,852)	(1,287,852)
Total Shareholders’ Equity	53,190,556	53,702,008
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$98,070,650	$100,419,857

See Notes to Accompanying Consolidated Financial Statements.

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30	April 30	April 30	April 30
	2021	2020	2021	2020
Revenues
Rental income	$5,161,888	$5,128,574	$15,043,749	$15,203,549
Total revenues	5,161,888	5,128,574	15,043,749	15,203,549

Expenses
Real estate operating expenses	3,714,427	3,430,001	10,882,590	10,247,347
Administrative and general expenses	1,243,872	1,771,233	3,757,064	4,297,879
Depreciation	445,825	410,610	1,335,268	1,192,997
Total expenses	5,404,124	5,611,844	15,974,922	15,738,223

Loss from operations	(242,236)	(483,270)	(931,173)	(534,674)

Investment income and interest expense:
Investment income (loss)	7,960	(5,327)	174,121	135,591
Change in fair value of marketable securities	252,736	(268,649)	276,751	(205,399)
Interest expense	(86,381)	(52,777)	(254,151)	(107,278)
	174,315	(326,753)	196,721	(177,086)

Loss before income taxes	(67,921)	(810,023)	(734,452)	(711,760)
Income taxes (benefit)	(26,000)	(225,000)	(223,000)	(198,000)
Net loss	$(41,921)	$(585,023)	$(511,452)	$(513,760)

Loss per common share, basic and diluted	$(.02)	$(.29)	$(.25)	$(.25)

Average common shares outstanding, basic, and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements.

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

		Additional		Common Stock
	Common	Paid In	Retained	Held in
	Stock	Capital	Earnings	Treasury	Total
Three Months Ended April 30, 2021
Balance at January 31, 2021	$2,178,297	$3,346,245	$48,995,787	$(1,287,852)	$53,232,477
Net loss, three months ended April 30, 2021	–	–	(41,921)	–	(41,921)
Balance at April 30, 2021	$2,178,297	$3,346,245	$48,953,866	$(1,287,852)	$53,190,556
Three Months Ended April 30, 2020
Balance at January 31, 2020	$2,178,297	$3,346,245	$50,442,586	$(1,287,852)	$54,679,276
Net loss, three months ended April 30, 2020	–	–	(585,023)	–	(585,023)
Balance at April 30, 2020	$2,178,297	$3,346,245	$49,857,563	$(1,287,852)	$54,094,253

		Additional		Common Stock
	Common	Paid In	Retained	Held in
	Stock	Capital	Earnings	Treasury	Total
Nine Months Ended April 30, 2021
Balance at July 31, 2020	$2,178,297	$3,346,245	$49,465,318	$(1,287,852)	$53,702,008
Net loss, nine months ended April 30, 2021	–	–	(511,452)	–	(511,452)
Balance at April 30, 2021	$2,178,297	$3,346,245	$48,953,866	$(1,287,852)	$53,190,556
Nine Months Ended April 30, 2020
Balance at July 31, 2019	$2,178,297	$3,346,245	$50,371,323	$(1,287,852)	$54,608,013
Net loss, nine months ended April 30, 2020	–	–	(513,760)	–	(513,760)
Balance at April 30, 2020	$2,178,297	$3,346,245	$49,857,563	$(1,287,852)	$54,094,253

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	April 30
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(511,452)	$(513,760)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt expense	209,000	596,292
Provision (Benefit) for deferred income taxes	(223,000)	(198,000)
Disposition of property and equipment	–	40,992
Depreciation	1,335,268	1,192,997
Amortization of deferred charges	291,200	213,000
Operating lease expense in excess of cash payments	1,001,337	868,975
Deferred finance costs included in interest expense	28,584	22,463
Deferred Charges	(1,138,562)	(46,585)
Net realized and unrealized (gain) loss on marketable securities	(359,926)	176,853
Changes in:
Receivables	(367,654)	(549,083)
Prepaid expenses and other assets	1,142,370	989,890
Accounts payable and accrued expenses	85,917	498,256
Security deposits payable	4,442	(73,576)
Cash provided by operating activities	1,497,524	3,218,714

Cash Flows From Investing Activities:
Property and equipment costs	(1,781,448)	(5,439,243)
Marketable securities:
Receipts from sales	494,990	621,161
Payments for purchases	(581,467)	(705,168)
Cash used in investing activities	(1,867,925)	(5,523,250)

Cash Flows From Financing Activities:
Proceeds from borrowing - mortgage	–	4,866,806
Payments - mortgage and other debt	(855,607)	(323,823)
Mortgage financing cost paid	–	(232,200)
Cash provided (used) in financing activities	(855,607)	4,310,783

Increase (decrease) in cash, cash equivalents and restricted cash	(1,226,008)	2,006,247

Cash, cash equivalents and restricted cash at beginning of period	4,403,801	5,263,724

Cash, cash equivalents and restricted cash at end of period	$3,177,793	$7,269,971

See Notes to Accompanying Consolidated Financial Statements.

J. W. MAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Beginning in March 2020 and continuing through April 2021, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in-place orders. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. We also continue to experience volatility in the valuation of our equity investments through April 30, 2021.

Looking ahead, the full impact of COVID-19 on our business is unknown and highly unpredictable. Our past results may not be indicative of our future performance and historical trends in revenues, income from operations, net income, earnings per share, cash provided by operating activities, among others, may differ materially. For example, to the extent the pandemic continues to disrupt economic activity nationally and in New York, NY, like other businesses, it could adversely affect our business operations and financial results through prolonged decreases in revenue, credit deterioration of our tenants, depressed economic activity, or declines in capital markets. In addition, many of our expenses are less variable in nature and may not correlate to changes in revenues. The extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; distribution of vaccines; and the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures.

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

The interim financial statements are prepared pursuant to the instructions for reporting on Form 10-Q and Article 8 of Regulations S-X of the SEC Rules and Regulations. The July 31, 2020 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-KA Annual Report for the fiscal year ended July 31, 2020. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2021 or any other period.

As of April 30, 2021, the impact of COVID-19 continues to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, our estimates may change materially in future periods.

Restricted Cash

Restricted cash primarily consists of cash held in bank accounts for tenant security deposits and other amounts required under certain loan agreements.

Accounts Receivable

Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectibility become known. Collectibility issues include late rent payments, circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Management also assesses collectibility by reviewing accounts receivable on an aggregate basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers past due status and a tenant’s payment history. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions. Our assessment as of April 30, 2021 considered business and market disruptions caused by COVID-19. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for uncollectible accounts receivables in future periods.

As of April 30, 2021 and July 31, 2020, and primarily because of the effects of COVID-19, the Company recorded an allowance for uncollectible receivables in the amount of $291,000 and $82,000, respectively, as an offset to receivables.

Activity in the allowance for uncollectible receivables for each period follows:

	Allowance for
	Uncollectible
	Accounts Receivable		Bad Debt Expense
	Period Ended		Three Months Ended		Nine Months Ended
	April 30	July 31	April 30		April 30
	2021	2020	2021	2020	2021	2020
Beginning balance	$82,000	$–	$–	$–	$–	$–
Charge-offs	227,000	423,232	138,000	556,000	227,000	596,292
Recoveries	(18,000)	(91,840)	–	–	(18,000)	–
Rent Abatements reclassified to reduce rental income	–	(249,392)	–	–	–	–
Ending Balance	$291,000	$82,000	$138,000	$556,000	$209,000	$596,292

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

Company renovations at its Fishkill, New York building aggregated $963,754 and $4,392,626 for the nine months ended April 30, 2021 and 2020, respectively, primarily related to tenant improvements for space leased to a community college, new elevators, lobbies, and a façade.

Company renovations at its Jowein building in Brooklyn, New York aggregated $576,454 and $221,442 for the nine months ended April 30, 2021 and 2020, respectively, primarily related to roof work, new tenant improvements and an elevator upgrade.
Stairwell and sidewalk upgrades at the Company's Jamaica, New York building aggregated $241,240 for the nine months ended April 30, 2021. Elevator upgrade work and new tenant improvements for the nine months ended April 30, 2020 at the Company's Jamaica building were $443,881.
Elevator upgrades aggregated $289,699 for the nine months ended April 30, 2020 at the Company's 9 Bond Street building in Brooklyn, New York.
The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At April 30, 2021 and July 31, 2020, there were no impairments of its property and equipment.
Deferred Charges
Deferred charges consist principally of costs incurred in connection with the leasing of property to tenants. Such costs are amortized over the related lease periods, ranging from 4 to 21 years, using the straight-line method. If a lease is terminated early, such costs are expensed.
Leases - Lessor Revenue Recognition
Property held for leasing in the Company’s real estate rental operations is disclosed in the consolidated balance sheets. Rent is recognized from tenants under executed leases no later than on an established date or on an earlier date if the tenant should commence conducting business. Unbilled receivables are included in accounts receivable and represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of the lease. The effect of lease modifications that result in rent relief or other credits to tenants, including any retroactive effects relating to prior periods, is recognized in the period when the lease modification is signed. At the time of the lease modification, we assess the realizability of any accrued but unpaid rent and amounts that had been recognized as revenue in prior periods. As lessor, we have elected to combine the lease components (base rent), non-lease components (reimbursements of common area maintenance expenses) and reimbursements of real estate taxes and account for the components as a single lease component in accordance with ASC 842. If the amounts are not determined to be realizable, the accrued but unpaid rent is written off. Accounts receivable are recognized in accordance with lease agreements at its net realizable value. Rental payments received in advance are deferred until earned.
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

Reclassification:

The consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in the nine months ended April 30, 2021. These reclassifications have no effect on net income or loss as previously reported. As of July 31, 2020, the Company changed its balance sheet presentation from classified to unclassified to more generally conform with norms in the real estate industry. Many of the prior year reclassifications relate to this change in presentation.

Recently adopted accounting standards:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases.” Accounting Standards Update (“ASU”) 2016-02 is intended to increase transparency and comparability among organizations in accounting for leasing arrangements. This guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

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

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent abatements would be recognized as reductions to revenue during the period in which they were granted. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy for the year ended July 31, 2020. Rent abatements and deferrals resulting from COVID-19 aggregated $433,517 and $459,429, respectively, for the year ended July 31, 2020. Rent abatements during the three and nine months ended April 30, 2021 were $3,200 and $12,628, respectively. Deferrals of $155,000 and $190,000 resulted from COVID-19 during the three and nine months ended April 30, 2021, respectively.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and nine months ended April 30, 2021 and April 30, 2020.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at April 30, 2021 and July 31, 2020.

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

Fair value measurements at reporting date

	Total				Total
	April 30,				July 31,
Description	2021	Level 1	Level 2	Level 3	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,191,308	$4,191,308	$–	$–	$3,744,905	$3,744,905	$–	$–

As of April 30, 2021 and July 31, 2020, the Company's marketable securities were classified as follows:

	April 30, 2021				July 31, 2020
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Noncurrent:
Mutual funds	$1,458,664	$557,034	$10,399	$2,005,299	$1,077,493	$297,064	$–	$1,374,557
Equity securities	1,341,757	844,252	–	2,186,009	1,553,275	823,010	5,937	2,370,348
	$2,800,421	$1,401,286	$10,399	$4,191,308	$2,630,768	$1,120,074	$5,937	$3,744,905

Investment income consists of the following:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2021	2020	2021	2020
Interest income	$271	$1,270	$565	$14,320
Dividend income	7,689	11,838	90,380	92,725
Gain (loss) on sale of marketable securities	–	(18,435)	83,176	28,546
Total	$7,960	$(5,327)	$174,121	$135,591

4.	Financial Instruments and Credit Risk Concentrations:

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

As of April 30, 2021 and July 31, 2020, respectively, four tenants accounted for approximately 55% of receivables. During the nine months ended April 30, 2021, two tenants accounted for 30% of total rental revenue. During the nine months ended April 30, 2020, three tenants accounted for 43% of total rental revenue.

5.	Long-Term Debt – Mortgages:

	Current
	Annual	Final
	Interest	Payment	April 30,	July 31,
	Rate	Date	2021	2020
(1) Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$4,074,909	$4,829,832
(2) Fishkill building	3.980%	4/1/2025	3,866,416	3,967,100
Deferred financing costs			(140,383)	(168,967)
Net			$7,800,942	$8,627,965

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

The Company applied for 100% loan forgiveness as soon as lender application forms became available in January 2021. On May 26, 2021, the SBA authorized full forgiveness of the Company’s PPP loan in the amount of $722,726, plus accrued interest. Such proceeds will be recorded as a full reduction of the note payable and extinguishment of debt income in the three months and year ending July 31, 2021.

7.

Operating Leases:

Lessor

The Company leases office and retail space to tenants under operating leases in commercial buildings. The rental terms range from approximately 5 to 49 years. The leases provide for the payment of fixed base rent payable monthly in advance as well as reimbursements of real estate taxes and common area costs. The Company has elected to account for lease revenues and the reimbursements of common area costs as a single component included as rental income in our consolidated statements of operations.

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2021	2020	2021	2020
Base rent - fixed	$4,643,772	$4,481,258	$13,705,903	$13,353,287
Reimbursements of common area costs	245,744	291,889	552,439	605,324
Non-lease components (real estate taxes)	272,372	355,427	785,407	1,064,938
Rental income	$5,161,888	$5,128,574	$15,043,749	$15,203,549

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of April 30, 2021
	Company
	Owned	Leased
Fiscal Year	Property	Property	Total
For the remainder of 2021	$2,750,394	$1,386,663	$4,137,057
2022	10,191,291	4,007,557	14,198,848
2023	9,455,108	3,242,206	12,697,314
2024	7,644,014	2,958,590	10,602,604
2025	7,275,719	2,573,187	9,848,906
2026	5,258,798	1,944,738	7,203,536
After 2026	33,713,336	7,804,738	41,518,074
Total	$76,288,660	$23,917,679	$100,206,339

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

Effective April 1, 2020, four of the Company’s property leases were extended. The effect of these lease extensions on the measurement of operating lease right-of-use assets, liabilities and rent expense follows:

	Operating Lease	Operating	Monthly Rent
	Right-of-Use-Asset	Lease Liability	Expense
Upon initial adoption, August 1, 2019	$27,104,937	$16,728,284	$235,350
After various lease extensions through April 30, 2020	$37,698,819	$29,326,365	$277,570

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2021	2020	2021	2020
Sublease income	$1,900,150	$1,880,508	$5,368,431	$5,402,369
Operating lease cost	(832,713)	(798,132)	(2,498,133)	(2,308,189)
Excess of sublease income over lease cost	$1,067,437	$1,082,376	$2,870,298	$3,094,180

As of April 30, 2021, our operating leases had a weighted average remaining lease term of 17.54 years and a weighted average discount rate of 2.88%.

	Three Months Ended		Nine Months Ended
	April 30		April 30
Other information:	2021	2020	2021	2020
Operating cash flows from operating leases	$507,182	$436,405	$1,496,795	$1,387,214

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of April 30, 2021:

April 30, 2022	$2,112,289
April 30, 2023	2,128,723
April 30, 2024	2,145,753
April 30, 2025	2,163,030
April 30, 2026	2,201,559
Thereafter	25,893,882
Total undiscounted cash flows	36,645,236
Less: present value discount	(8,478,361)
Total Lease Liabilities	$28,166,875

8.

Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $109,760 and $329,743 as contributions to the Plan for the three and nine months ended April 30, 2021, respectively, and $67,312 and $314,897 as contributions to the plan for the three and nine months ended April 30, 2020, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $17,925 and $48,498 for the three and nine months ended April 30, 2021, respectively, and $14,360 and $46,180 for the three and nine months ended April 30, 2020, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

9.

Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	April 30
	2021	2020
Cash and cash equivalents	$2,315,885	$6,126,989
Restricted cash, tenant security deposits	763,094	793,539
Restricted cash, escrow	71,674	321,603
Restricted cash, other	27,140	27,840
	$3,177,793	$7,269,971

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Nine Months Ended
	April 30
	2021	2020
Cash Flow Information
Interest paid, net of capitalized interest of $42,846 (2021) and $101,064 (2020)	$252,453	$68,781
Income taxes (refunded)	(23,040)	(23,041)

Non-cash information
Recognition of operating lease right-of-use assets		$39,464,411
Recognition of operating lease liabilities		30,222,981
Mortgage refinance		5,255,920

10.	Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2021 and at July 31, 2020.

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

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Payments		Rent Expense		Rent Expense
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	April 30		April 30		April 30		April 30
Property	2021	2020	2021	2020	2021	2020	2021	2020
Jamaica Avenue
at 169th
Street	$156,250	$156,250	$468,750	$468,750	$379,359	$395,585	$1,138,078	$1,202,982
504-506 Fulton
Street	90,564	90,564	271,692	271,692	87,609	87,609	262,828	262,828
Total	$246,814	$246,814	$740,442	$740,442	$466,968	$483,194	$1,400,906	$1,465,810

The following summarizes assets and liabilities related to these two operating leases:

	Right-Of-Use
	Assets		Liabilities
	April 30	July 31	April 30	July 31
Property	2021	2020	2021	2020	Expiration Date
Jamaica Avenue at 169th Street	$13,190,809	$14,230,659	$5,084,505	$5,455,029	May 31, 2030
504-506 Fulton Street	2,890,056	3,063,268	3,008,181	3,190,253	April 30, 2031
Total	$16,080,865	$17,293,927	$8,092,686	$8,645,282

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

13.	Subsequent Event:

On May 26, 2021, the Small Business Administration (“SBA”) authorized full forgiveness of the Company’s Paycheck Protection Program (“PPP”) loan in the amount of $722,726, plus accrued interest. Such proceeds will be recorded as a full reduction of the note payable and extinguishment of debt income in the three months and year ending July 31, 2021.

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

Forward Looking Statements:

The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. The words “outlook” “intend”, “plans”, “efforts”, “anticipates”, “believes”, “expects” or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified under the heading “Cautionary Statement Regarding Forward-Looking Statements” below. Our actual results may vary significantly from the results contemplated by these forward-looking statements based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions, and the change in economic conditions of the various markets we serve.

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

Beginning in March and continuing through July 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in- place orders. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. We also continue to experience volatility in the valuation of our equity investments through April 30, 2021.

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

As of April 30, 2021, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and as additional information becomes available, our estimates may change materially in future periods.

Results of Operations:

Three months ended April 30, 2021 compared to the three months ended April 30, 2020:

In the three months ended April 30, 2021, the Company reported a net loss of $(41,921), or $(.02) per share. In the comparable three months ended April 30, 2020, the Company reported net loss of $(585,023) or $ (.29) per share. The loss in the 2021 three months was primarily due to an increase in real estate operating expenses and depreciation as explained below.

Revenues in the current three months increased to $5,161,888 from $5,128,574 in the comparable 2020 three months primarily due to rental income from two new tenants, partially offset by the loss of rental income from a tenant that surrendered part of their space.

Real estate operating expenses in the current three months increased to $3,714,427 from $3,430,001 in the comparable 2020 three months primarily due to increases in real estate taxes and rent expense, partially offset by decreases in licenses and permits.

Administrative and general expenses in the current three months decreased to $1,243,872 from $1,771,233 in the comparable 2020 three months primarily due to a decrease in legal and professional costs, and bad debt expense.

Depreciation expense in the current three months increased to $445,825 from $410,610 in the comparable 2020 three months primarily due to additional depreciation from improvements in the prior year for both the Jamaica and Fishkill New York buildings.

Investment income exceeded interest expense in the current three months by $174,315 and interest expense exceeded investment income by $326,753 in the comparable 2020 three months. The increase in investment income was primarily due to a change in the fair value of marketable securities partially offset by an increase in interest expense resulting from the additional mortgage on the Fishkill, New York property and the increased interest rate on the Brooklyn, New York property mortgage.

Nine months ended April 30, 2021 compared to the nine months ended April 30, 2020:

In the nine months ended April 30, 2021, the Company reported net loss of $(511,452), or $(.25) per share. In the comparable nine months ended April 30, 2020, the Company reported net loss of $(513,760), or $(.25) per share. Revenue in the current nine months decreased, real estate operating expenses and depreciation increased, as explained below.

Revenues in the current nine months decreased to $15,043,749 from $15,203,549 in the comparable 2020 nine months primarily due to loss of rental income from four tenants and a tenant that surrendered part of their space, partially offset by rental from two new tenants.

Real estate operating expenses in the current nine months increased to $10,882,590 from $10,247,347 in the comparable 2020 nine months primarily due to:

1)	Increases in real estate taxes,
2)	Increases in rent expense due to the recording of the building right-of-use asset (see notes 1, 5 and 7),
3)	Increases in maintenance costs and leasing commissions expense, and
4)	Partially offset by decreases in licenses and permits.

Administrative and general expenses in the current nine months decreased to $3,757,064 from $4,297,879 in the comparable 2020 nine months primarily due to a decrease in insurance expense, legal and professional costs, and bad debt expense.

Depreciation expense in the current nine months increased to $1,335,268 from $1,192,997 in the comparable 2020 nine months primarily due to additional depreciation from prior year improvements for both the Jamaica and Fishkill New York buildings.

Investment income exceeded interest expense in the current nine months by $196,721 and interest expense exceeded investment income by $177,086 in the comparable 2020 nine months. The increase in investment income was primarily due to a change in the fair value of marketable securities partially offset interest expense resulting from the additional mortgage on the Fishkill, New York Property and the increased interest rate on the Brooklyn, New York property mortgage.

Liquidity and Capital Resources:

The impact of COVID-19 and the related reductions in economic activity from business disruptions continues in the nine months ended April 30, 2021. The Company had bad debt expense of $209,000 from August 2020 to April 2021. We continue to experience volatility in the valuation of our equity investments through April 30, 2021. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, NY, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

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

In November 2020, the Company leased 5,500 square feet to a retail tenant at its Jowein building in Brooklyn, New York. Occupancy and rental payments will begin in July 2021.

In December 2020, a tenant, who occupies 84,000 square feet of warehouse space at the Company's Circleville, Ohio building, extended their lease for an additional three years to expire October 31, 2024.

In April 2021, the Company leased 1,600 square feet to a retail tenant at its Nine Bond Street Brooklyn, New York building. Rent will commence in November 2021.

Cash Flows From Operating Activities:

Deferred Expenses: The Company had an additional $1,138,562 for brokerage commissions incurred from two new tenants at the Company's Brooklyn, New York buildings, and two existing tenants at the Company's Massapequa, New York and Circleville, Ohio buildings.

Accounts Payable and Accrued Expenses: The Company had a balance due on April 30, 2021 for brokerage commissions of $1,603,756.

Beginning in March 2020 and continuing through July 2020, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in- place orders. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable.

From August 2020 through April 2021, the Company had bad debt expense of $209,000. We continue to experience volatility in the valuation of our equity investments through April 30, 2021. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, NY, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

Cash Flows From Investing Activities:

Stairwell and sidewalk upgrades at the Company's Jamaica, New York building aggregated $241,240 for the nine months ended April 30, 2021.

The Company had expenditures for renovations of $351,810 for a second lobby at its Fishkill, New York building. The total cost was $842,767 and was completed in October 2020. The Company also had expenditures at its Fishkill, New York building of $593,702 for facade work and $18,242 for various other projects for the nine months ended April 30, 2021.

At its Jowein building in Brooklyn, New York, the Company had expenditures in the amount of $147,945 for roof work. The Company also had expenditures for renovations for a new tenant in the amount of $428,509. The total cost is estimated to be $500,000 and is anticipated to be completed in September 2021.

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

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Payments		Rent Expense		Rent Expense
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	April 30		April 30		April 30		April 30
Property	2021	2020	2021	2020	2021	2020	2021	2020
Jamaica Avenue at 169th Street	$156,250	$156,250	$468,750	$468,750	$379,359	$395,585	$1,138,078	$1,202,982
504-506 Fulton
Street	90,564	90,564	271,692	271,692	87,609	87,609	262,828	262,828
Total	$246,814	$246,814	$740,442	$740,442	$466,968	$483,184	$1,400,906	$1,465,810

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use
	Assets		Liabilities
	April 30	July 31	April	July 31
Property	2021	2020	2021	2020	Expiration Date
Jamaica Avenue at 169th Street	$13,190,809	$14,230,659	$5,084,505	$5,455,029	May 31, 2030
504-506 Fulton Street	2,890,056	3,063,268	3,008,181	3,190,253	April 30, 2031
Total	$16,080,865	$17,293,927	$8,092, 686	$8,645,282

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On April 30, 2021, the Company had fixed-rate debt of $7,941,325.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material adverse effect on our financial condition, results of operations or cash flows. See also Note 12 to the Company’s Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws.	N/A
(3ii)	By-laws, as amended — incorporated by reference	N/A
(10i)	Material contracts - Employment agreements	N/A
(10ii)	Material contracts - Retirement plan	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information.	N/A
(18)	Letter re change in accounting principles.	N/A
(19)	Report furnished to security holders.	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	26
	(31.2) Chief Financial Officer	27
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	28
(95)	Mine safety disclosure	N/A

EX-101.INS XBRL Instance Document
EX-101.SCH XBRL Taxonomy Extension Schema
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB XBRL Taxonomy Extension Label Linkbase
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Linkbase

(b) Report on Form 8-K – One report on Form 8-K was filed by the registrant for the period ended April 30, 2021.

Item reported:

The Company reported its financial results for the three and six months ended January 31, 2021
Date of report filed – March 4, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 10, 2021	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	June 10, 2021	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer