Form 10-K
period 2021-07-31
MAYS J W INC
filed 2021-10-21
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $10,510,864 as of January 31, 2021 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

The number of shares outstanding of the registrant’s common stock as of September 6, 2021 was 2,015,780.

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

Part of Form 10-K
in which the Document
Document	is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2021	Parts I and II
Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2021

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

Beginning March 2020 and continuing through July 2021, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in- place orders. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances, we have agreed to rent abatements and deferrals for certain tenants. We also continue to experience volatility in the valuation of our equity investments through July 31, 2021.

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

The impact of COVID-19 on demand for commercial real estate rental space has been significant. As online retail operations continued to expand nationwide during the pandemic, retailers are facing increased competition which reduces the need for the leasing of properties which is our business. Professionals working remotely during the pandemic has resulted in tenants’ careful evaluation of office space needs and a decline in demand of commercial office space rentals and increasing competition. The Company emphasizes retention of tenants over a long period of time which helps in difficult economic conditions. The Company also aggressively markets available space to tenants including governmental agencies, medical and educational institutions.

We try to lease our properties to tenants with adequate finances, but as a result of recent business downturns, even formerly financially strong tenants may be at risk. The Company mitigates risks of tenants with less than adequate finances by leasing our properties to multiple tenants where applicable in order to diversify the tenant base.

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

Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Notes 5 and 11 to the Consolidated Financial Statements contained in the 2021 Annual Report to Shareholders, incorporated herein by reference. Properties owned and subject to mortgage are the Brooklyn Fulton Street at Bond Street and Fishkill buildings.

1.	Brooklyn, New York

Fulton Street at Bond Street

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

In November 2020, the Company leased 5,300 square feet to a retail tenant. The tenant took occupancy in November 2020 and rental payments commenced in January 2021.

In April 2021, the Company leased 1,600 square feet to a retail tenant. Rent will commence in November 2021.

In July 2021, the Company leased 2,270 square feet to an office tenant. Rent will commence in September 2021. To accommodate this tenant, an existing office tenant surrendered 440 square feet.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2017	75.59%	7/31/2022	9	88,376	$2,971,952	14.704
7/31/2018	75.26%	7/31/2023	1	63	11,000.054
7/31/2019	75.65%	7/31/2024	2	1,840	97,035.48
7/31/2020	70.07%	7/31/2025	1	3,080	126,000.623
7/31/2021	62.31%	7/31/2026	2	15,261	687,693	3.402
		7/31/2028	2	8,467	411,514	2.036
		7/31/2030	3	87,067	2,393,514	11.842
		7/31/2031	1	5,350	254,762	1.260
		7/31/2032	2	28,218	1,074,538	5.316
			23	237,722	$8,028,008	39.717

The Company uses 17,810 square feet of available space.

As of July 31, 2021 the federal tax basis is $22,559,989 with accumulated depreciation of $13,557,945 for a net carrying value of $9,002,044. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $2,541,070 per year and the rate used is averaged at $11.227 per $100 of assessed valuation.

Livingston Street

The Company has a long-term lease with the City of New York and another landlord for a garage at Livingston Street opposite the Company’s Brooklyn Fulton Street at Bond Street Properties (“Properties”). The lease expires in 2043, with a renewal option to 2073. The garage includes truck bays and passage facilities through a tunnel to the Properties. The truck bays, passage facilities and tunnel, total approximately 17,000 square feet. The lease also includes a 20 x 75-foot land plot on which the Company constructed a building of six stories and basement annexed to the Properties.

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to twelve tenants of which one is a retail store, one is a fast-food restaurant, two are for warehouse space and eight leases are for office space.

In November 2020, the Company leased 23,000 square feet to an office tenant. The cost of renovations for this tenant will be approximately $500,000 and brokerage commissions will be $979,000. Occupancy and rental payments are anticipated in late 2021.

In November 2020, the Company leased 5,500 square feet to a retail tenant. Occupancy and rental payments began in July 2021.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2017	77.53%	7/31/2022	3	16,956	$431,394	2.134
7/31/2018	84.22%	7/31/2023	2	16,760	595,945	2.948
7/31/2019	85.14%	7/31/2025	1	23,004	752,698	3.724
7/31/2020	73.22%	7/31/2028	1	5,600	151,018.747
7/31/2021	72.54%	7/31/2030	1	30,816	950,745	4.704
		7/31/2031	1	5,500	67,550.334
		7/31/2036	1	12,105	43,044.213
		7/31/2037	1	17,425	624,179	3.088
		7/31/2059	1	19,437	137,201.679
			12	147,603	$3,753,774	18.571

As of July 31, 2021 the federal tax basis is $7,550,837 with accumulated depreciation of $4,844,409 for a net carrying value of $2,706,428. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $772,959 per year and the rate used is averaged at $11.197 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

Building, improvements and land (“property”) are leased from an affiliated company, principally owned by a director of the Company (“Landlord”). The lease expires May 31, 2030. Upon lease termination, all property included in operating lease right-of-use assets and leasehold improvements will be turned over to the landlord.

The property is currently leased to nine tenants: four are retail tenants and five occupy office space. In April 2020, the Company extended its lease with its landlord until May 2030. Four tenants each occupy in excess of 10% of the rentable square footage: two retail stores occupy 15.86% and 17.66%, respectively; and two office tenants occupy 14.23% and 13.50%, respectively. Approximately 23,000 square feet of the building is available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2017	80.50%	7/31/2022	2	64,295	$1,679,021	8.306
7/31/2018	79.99%	7/31/2023	2	40,109	1,115,246	5.518
7/31/2019	80.50%	7/31/2024	1	28,634	622,115	3.078
7/31/2020	80.51%	7/31/2025	1	147	24,000.119
7/31/2021	80.41%	7/31/2026	1	6,095	173,252.857
		7/31/2029	2	99,544	1,927,566	9.536
			9	238,824	$5,541,200	27.414

Until the lease agreement terminates in 2030, the Company remains solely entitled to tax depreciation and other tax deductions relating to the buildings, improvements and maintenance of the property. As of July 31, 2021, the federal tax basis is $13,863,981 with accumulated depreciation of $9,397,487 for a net carrying value of $4,466,494. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $946,314 per year and the rate used is averaged at $11.250 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. In July 2019, the Company leased 47.000 square feet to a community college at its Fishkill, New York building, for a term of fifteen years with two five-year option periods. The tenant took occupancy in June 2020 and commenced payment of rent in September of 2020.

There are approximately 156,000 square feet of the building available for lease. There are plans to renovate vacant space upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2017	47.39%	8/31/2035	1	47,000	$907,868	4.492
7/31/2018	47.39%
7/31/2019	45.42%
7/31/2020	21.48%
7/31/2021	20.42%

As of July 31, 2021 the federal tax basis is $20,523,193 with accumulated depreciation of $15,122,512 for a net carrying value of $5,400,681. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $143,375 per year and the rate used is averaged at $3.186 per $100 of assessed valuation.

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2017	100.00%	7/31/2023	Building	10,000	$423,874	2.097
7/31/2018	100.00%		Land	75,800
7/31/2019	100.00%		1	85,800
7/31/2020	100.00%
7/31/2021	100.00%

The real estate taxes for this property are $164,929 per year and the rate used is averaged at $775.888 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The lease expired May 14, 2009, and there was one renewal option for twenty-one years, which the Company exercised in April 2008. The leasehold is currently subleased to two tenants; one tenant occupies 113,400 square feet of the property, and the other tenant occupies 20,000 square feet of the property. The subleases expire in May 2030, with no renewal options.

The Company in August 2019 leased 20,000 square feet of space to a fast food restaurant expiring in April 2030. Rent commenced in September 2020.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2017	85.01%	7/31/2030	1	113,400	$765,719	3.788
7/31/2018	90.63%	7/31/2030	1	20,000	37,500.186
7/31/2019	85.01%			133,400	$803,219	3.974
7/31/2020	85.01%
7/31/2021	93.75%

The real estate taxes for this property are $225,476 per year and the rate used is averaged at $746.28 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

The Company owns the entire property. The property is currently leased to two tenants. The tenants use these premises for warehouse and distribution facilities. One tenant’s lease agreement was executed for a five-year period, with a right to cancel after three years, for 75,000 square feet to November 11, 2010 at which time the tenant occupied 30,000 square feet on a month to month basis. In October 2013, the tenant signed a lease agreement for a five-year period to occupy 48,000 square feet and in May 2015 signed a modification of lease to occupy 72,000 square feet. In August 2016, this tenant signed a further modification of lease to occupy 84,000 square feet, which in December 2020 was extended for an additional three years to expire October 31, 2024. The other tenant’s lease agreement was executed in May 2015, for a five-year period effective June 1, 2015, and allows the tenant to have permanent space of 108,000 square feet. In April 2020, the tenant further extended the lease until May 31, 2023.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2017	99.04%	7/31/2023	1	108,000	$414,931	2.052
7/31/2018	99.04%	7/31/2025	1	84,000	296,230	1.466
7/31/2019	99.10%		2	192,000	$711,161	3.518
7/31/2020	99.30%
7/31/2011	99.30%

As of July 31, 2021 the federal tax basis is $4,466,746 with accumulated depreciation of $3,901,221 for a net carrying value of $565,525. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $38,186 per year and the rate used is averaged at $5.080 per $100 of assessed valuation.

In the opinion of management, all of the Company’s properties are adequately covered by insurance.

See Note 9 to the Consolidated Financial Statements contained in the 2021 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

On September 6, 2021, the Company had approximately 800 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2021 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the fourth quarter of the year ended July 31, 2021, we did not repurchase any of our outstanding equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23-29 of the Registrant’s 2021 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of Prager Metis CPA’S, LLC, independent registered public accounting firm, dated October 21, 2021, appearing on pages 3 through 22 of the Registrant’s 2021 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 6, and 7 hereof, the 2021 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures. The information contained in our Forms 8-K filed on October 19, 2020 is incorporated by reference.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2021, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2021, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

Reports on Form 8-K - Two reports on Form 8-K were filed by the Company during the three months ended July 31, 2021.

Item reported - The Company reported its financial results for the three and nine months ended April 30, 2021.

Date of report filed - June 10, 2021.

Item reported - The Company reported the death of a director, Mr. Jack Schwartz.

Date of report filed - June 30, 2021.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed August 1, 2014, August 1, 2017 and August 1, 2020).

First Became
		Business Experience During	Such Officer
Name	Age	the Past Five Years	or Director
Lloyd J. Shulman	79	President	November, 1978
Co-Chairman of the Board
		and President	June, 1995
Chairman of the Board
		and President	November, 1996
		Director	November, 1977
Mark S. Greenblatt	67	Vice President	August, 2000
		Treasurer	August, 2003
		Director	August, 2003
		Assistant Treasurer	November, 1987
Ward N. Lyke, Jr.	70	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	71	Vice President	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

ITEM 11. COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Compensation” “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees paid by the Company (on a cash basis) to its independent registered public accounting firm, Prager Metis CPA’S, LLC, for the fiscal years 2021 and 2020.

	Fiscal Year
	2021	2020
Audit fees	$170,000	$165,000
Audit related fees	11,000	10,500
Tax fees	45,000	66,310
Total Fees	$226,000	$241,810

Audit Fees for fiscal year 2021 and fiscal year 2020 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

Audit related fees for fiscal year 2021 and fiscal 2020 consist of consultations concerning financial accounting and reporting standards.

Tax fees for fiscal year 2021 and fiscal year 2020 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and audit of real estate tax matters.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of Prager Metis CPA’S, LLC, independent registered public accounting firm, dated October 21, 2021, set forth on pages 3 through 23 of the Company’s 2021 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules.

3.	Exhibits:

	(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

	(3)	Articles of incorporation and by-laws:

(i) Certificate of Incorporation and certificate of amendment.

(ii) By-laws, as amended — incorporated by reference.

	(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above.

	(9)	Voting trust agreement—not applicable.

	(10)	Material contracts: The J.W. Mays, Inc. Retirement Plan and Trust, Summary Plan Description, effective August 1, 2015.

	(11)	Statement re computation of per share earnings—not applicable.

	(12)	Statement re computation of ratios—not applicable.

	(13)	Annual Report to security holders.

	(14)	Code of ethics—not applicable.

(18)	Letter re change in accounting principles—not applicable.

(21)	Subsidiaries of the registrant.

(22)	Published report re matters submitted to vote of security holders—not applicable.

(24)	Power of attorney—none.

(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1—Chief Executive Officer

31.2—Chief Financial Officer

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sec. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.
(Registrant)

October 21, 2021	By:	LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board
Principal Executive Officer
President
Principal Operating Officer

October 21, 2021	By:	MARK S. GREENBLATT
Mark S. Greenblatt
Vice President and Treasurer
Principal Financial Officer

October 21, 2021	By:	WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President
and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 21, 2021
Lloyd J. Shulman	Officer, President, Chief Operating
Officer and Director

MARK S. GREENBLATT	Vice President, Treasurer and Director	October 21, 2021
Mark S. Greenblatt

ROBERT L. ECKER	Director	October 21, 2021
Robert L. Ecker

STEVEN GURNEY-GOLDMAN	Director	October 21, 2021
Steven Gurney-Goldman

JOHN J. PEARL	Director	October 21, 2021
John J. Pearl

DEAN L. RYDER	Director	October 21, 2021
Dean L. Ryder

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2021, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firms (pages 22-23)

Consolidated Balance Sheets (page 3)

Consolidated Statements of Operations (page 4)

Consolidated Statement of Changes in Shareholders’ Equity (page 5)

Consolidated Statements of Cash Flows (page 6)

Notes to Consolidated Financial Statements (pages 7-19)

Financial Statement Schedules

Real Estate and Accumulated Depreciation (page 20)

Report of Management (page 21)

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

(10)	Material contracts—Retirement Plan and Trust, Summary Plan Description

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