Form 10-Q
period 2021-10-31
MAYS J W INC
filed 2021-12-09
CIK 54187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 9, 2021
Common Stock, $1 par value	2,015,780 shares

This report contains 28 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited) – October 31, 2021 and July 31, 2021	3
Consolidated Statements of Operations (Unaudited) – Three months ended October 31, 2021 and 2020	4
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) – Three months ended October 31, 2021 and 2020	5
Consolidated Statements of Cash Flows (Unaudited) – Three months ended October 31, 2021 and 2020	6
Notes to Consolidated Financial Statements (Unaudited)	7 - 17

Index

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	October 31 2021	July 31 2021
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements and fixtures	74,889,411	74,547,096
Construction in progress	2,365,315	2,244,959
	77,254,726	76,792,055
Accumulated depreciation	(35,244,727)	(34,793,458)
Buildings - net	42,009,999	41,998,597
Property and equipment-net	48,077,804	48,066,402

Cash and cash equivalents	2,095,670	1,552,389
Restricted cash	890,322	882,330
Receivables, net	2,312,818	2,416,769
Marketable securities	3,848,599	3,901,093
Prepaids and other assets	1,329,275	2,384,727
Deferred charges, net	3,552,433	3,739,243
Operating lease right-of-use assets	33,932,109	34,566,169
TOTAL ASSETS	$96,039,030	$97,509,122

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable	$7,233,880	$7,518,777
Accounts payable and accrued expenses	2,301,029	2,632,905
Security deposits payable	842,463	834,470
Operating lease liabilities	27,512,368	27,840,930
Deferred income taxes	4,440,000	4,582,000
Total Liabilities	42,329,740	43,409,082

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	49,472,600	49,863,350
	54,997,142	55,387,892
Common stock held in treasury, at cost - 162,517 shares at October 31, 2021 and July 31, 2021	(1,287,852)	(1,287,852)
Total shareholders’ equity	53,709,290	54,100,040
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$96,039,030	$97,509,122

See Notes to Accompanying Consolidated Financial Statements.

Index

J. W. MAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	October 31	October 31
	2021	2020
Revenues
Rental income	$5,079,547	$4,834,994
Total revenues	5,079,547	4,834,994

Expenses
Real estate operating expenses	3,630,122	3,582,617
Administrative and general expenses	1,404,112	1,169,523
Depreciation	451,270	443,939
Total expenses	5,485,504	5,196,079

Loss from operations	(405,957)	(361,085)

Other income and interest expense:
Investment income	6,767	89,226
Change in fair value of marketable securities	(53,127)	(214,954)
Interest expense	(80,433)	(85,611)
	(126,793)	(211,339)

Loss from operations before income taxes	(532,750)	(572,424)
Income taxes provided (benefit)	(142,000)	(157,000)
Net loss	$(390,750)	$(415,424)

Loss per common share, basic and diluted	$(.19)	$(.21)

Dividends per share	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended October 31, 2021
Balance at July 31, 2021	$2,178,297	$3,346,245	$49,863,350	$(1,287,852)	$54,100,040
Net loss, three months ended October 31, 2021	-	-	(390,750)	-	(390,750)
Balance at October 31, 2021	$2,178,297	$3,346,245	$49,472,600	$(1,287,852)	$53,709,290
Three Months Ended October 31, 2020
Balance at July 31, 2020	$2,178,297	$3,346,245	$49,465,318	$(1,287,852)	$53,702,008
Net loss, three months ended October 31, 2020	-	-	(415,424)	-	(415,424)
Balance at October 31, 2020	$2,178,297	$3,346,245	$49,049,894	$(1,287,852)	$53,286,584

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	October 31
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(390,750)	$(415,424)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	207,604	(18,000)
Provision (Benefit) for deferred income taxes	(142,000)	(157,000)
Depreciation	451,270	443,939
Amortization of deferred charges	186,810	95,200
Operating lease expense in excess of cash payments	305,498	340,380
Deferred finance costs included in interest expense	9,528	9,628
Net realized and unrealized loss on marketable securities	53,127	131,778
Changes in Operating Assets and Liabilities:
Receivables	(103,653)	(205,470)
Prepaid expenses and other assets	1,055,452	1,243,044
Accounts payable and accrued expenses	(331,876)	(289,710)
Security deposits payable	7,993	–
Cash provided by operating activities	1,309,003	1,178,365

Cash Flows From Investing Activities:
Acquisition of property and equipment	(462,672)	(528,908)
Marketable securities:
Receipts from sales	–	494,990
Payments for purchases	(633)	(489,089)
Cash (used) in investing activities	(463,305)	(523,007)

Cash Flows From Financing Activities:
Payments - mortgage and other debt payments	(294,425)	(281,717)
Net cash (used) in financing activities	(294,425)	(281,717)

Increase in cash, cash equivalents and restricted cash	551,273	373,641

Cash, cash equivalents and restricted cash at beginning of period	2,434,719	4,403,801

Cash, cash equivalents and restricted cash at end of period	$2,985,992	$4,777,442

See Notes to Accompanying Consolidated Financial Statements.

Index

J. W. MAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.The Impact of COVID-19 on our Results and Operations:

Beginning March 2020 and continuing through October 2021, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and regulations. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances, we have agreed to rent abatements and deferrals for certain tenants. We also continue to experience volatility in the valuation of our equity investments through October 31, 2021.

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

Basis of Presentation

The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Company’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, incremental borrowing rates and recognition of renewal options for operating lease right-of-use assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include allowance for doubtful accounts, depreciation, impairment analysis of long-lived assets, income tax assets and liabilities, fair value of marketable securities and revenue recognition. Estimates are based on historical experience where applicable or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

The interim financial statements are prepared pursuant to the instructions for reporting on Form 10-Q and Article 8 of Regulations S-X of the SEC Rules and Regulations. The July 31, 2021 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2021. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2022 or any other period.

As of October 31, 2021, the impact of COVID-19 continues to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, our estimates may change materially in future periods.

Index

Restricted Cash

Restricted cash primarily consists of cash held in bank accounts for tenant security deposits and other amounts required under certain loan agreements.

Accounts Receivable

Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectibility become known. Collectibility issues include late rent payments, circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Management also assesses collectibility by reviewing accounts receivable on an aggregate basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers past due status and a tenant’s payment history. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions. Our assessment considers business and market disruptions caused by COVID-19. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for uncollectible accounts receivables in future periods.

As of October 31, 2021 and July 31, 2021, and primarily because of the effects of COVID-19, the Company recorded an allowance for uncollectible receivables in the amount of $381,000 and $318,000, respectively, as an offset to receivables.

Activity in the allowance for uncollectible receivables and bad debt expense for each period follows:

	Allowance for
	Uncollectible
	Accounts Receivable		Bad Debt Expense
	Period Ended		Three Months Ended
	October 31	July 31	October 31
	2021	2021	2021	2020
Beginning balance	$318,000	$82,000	$–	$–
Charge-offs	63,000	254,000	207,604	–
Recoveries	–	(18,000)	–	(18,000)
Ending balance	$381,000	$318,000	$207,604	$(18,000)

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

Index

During the three months ended October 31, 2021, the Company had expenditures at its Fishkill, New York building of:

1)

$241,587 to resurface the parking lot. The total cost was $342,316 and was completed in August 2021.

2)

$75,619 for canopy work.

3)

$102,182 for elevator modernization. The total cost is $892,000 and is anticipated to be completed in May 2022.

4)

Other expenditures of $41,538.

During the three months ended October 31, 2020, the Company had expenditures of:

1)

$351,810 for a second lobby at its Fishkill, New York building. The total cost was $842,767 and was completed in October 2020. The Company also had expenditures of $23,577 for various other projects at its Fishkill, New York building.

2)

$101,261 for upgrades to a stairwell at its Jamaica, New York building.

3)

$52,260 for roof work at its Jowein building in Brooklyn, New York.

Impairment

The Company reviews property and equipment and related lease intangibles for possible impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. As of October 31, 2021 and July 31, 2021, the Company has determined there was no impairment of its property and equipment.

Deferred Charges

Deferred charges consist principally of costs incurred in connection with the leasing of property to tenants. Such costs are amortized over the related lease periods, ranging from 1 to 21 years, using the straight-line method. If a lease is terminated early, such costs are expensed.

Leases - Lessor Revenue

The Company accounts for revenue in accordance with Accounting Standards Update (ASU) 2014-09 (Topic 606) Revenue from Contracts with Customers. Rental income is recognized from tenants under executed leases no later than on an established date or on an earlier date if the tenant should commence conducting business. Unbilled receivables are included in accounts receivable and represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of the lease. The effect of lease modifications that result in rent relief or other credits to tenants, including any retroactive effects relating to prior periods, are recognized in the period when the lease modification is signed. At the time of the lease modification, we assess the realizability of any accrued but unpaid rent and amounts that had been recognized as revenue in prior periods. As lessor, we have elected to combine the lease components (base rent), non-lease components (reimbursements of common area maintenance expenses) and reimbursements of real estate taxes and account for the components as a single lease component in accordance with ASC 842. If the amounts are not determined to be realizable, the accrued but unpaid rent is written off. Accounts receivable are recognized in accordance with lease agreements at its net realizable value. Rental payments received in advance are deferred until earned.

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

Index

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

The Company had a federal net operating loss carryforward approximating $10,316,000 as of July 31, 2021 available to offset future taxable income. As of July 31, 2021, the Company had unused state and city net operating loss carryforwards of approximately $12,356,000 for state and $10,321,000 for city, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

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

Recently adopted accounting standards:

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent abatements would be recognized as reductions to revenue during the period in which they were granted. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy for the year ended July 31, 2020. There were no rent abatements resulting from COVID-19 during the three months ended October 31, 2021 or 2020, respectively. Rent deferrals included in receivables were $337,135 and $364,963 as of October 31, 2021 and July 31, 2021, respectively.

2.Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2021 and October 31, 2020.

3.Marketable Securities:

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

Index

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at October 31, 2021 and July 31, 2021.

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

Fair value measurements at reporting date

	Total				Total
	October 31,				July 31,
Description	2021	Level 1	Level 2	Level 3	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,848,599	$3,848,599	$–	$–	$3,901,093	$3,901,093	$–	$–

As of October 31, 2021 and July 31, 2021, the Company's marketable securities were classified as follows:

	October 31, 2021				July 31, 2021
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mutual funds	$984,869	$656,847	$–	$1,641,716	$984,869	$619,972	$–	$1,604,841
Equity securities	1,356,594	850,289	–	2,206,883	1,355,961	940,291	–	2,296,252
	$2,341,463	$1,507,136	$–	$3,848,599	$2,340,830	$1,560,263	$–	$3,901,093

Index

Investment income consists of the following:

	Three Months Ended
	October 31
	2021	2020
Interest income	$–	$227
Dividend income	6,767	5,823
Gain on sale of marketable securities	–	83,176
Total	$6,767	$89,226

4.Financial Instruments and Credit Risk Concentrations:

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

Five tenants accounted for approximately 59% and 66% of receivables as of October 31, 2021 and July 31, 2021, respectively. During the three months ended October 31, 2021 and 2020, two tenants accounted for 29% and 30% of total rental revenue, respectively.

5.Long-Term Debt – Mortgages:

	Current
	Annual	Final
	Interest	Payment	October 31,	July 31,
	Rate	Date	2021	2021
(1) Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$3,557,600	$3,817,450
(2) Fishkill building	3.98%	4/1/2025	3,797,607	3,832,182
Deferred financing costs			(121,327)	(130,855)
Net			$7,233,880	$7,518,777

(1) In November 2019, the Company refinanced the remaining balance of a $6,000,000, 3.54% interest rate loan with another bank for $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate on the new loan is fixed at 4.375%. The loan is self-liquidating over a period of five years and secured by the Nine Bond Street land and building in Brooklyn, New York.

(2) In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York land and building; amortized over a 20-year period with an interest rate of 3.98% and is due in five years.

6.Note Payable:

In April 2020, the Company obtained a $722,726 loan, with an interest rate of .98% per annum, issued by a bank through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) under Division A. Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act’’). On May 26, 2021, the SBA authorized full forgiveness of the Company’s PPP loan in the amount of $722,726, plus accrued interest. Such proceeds were recorded as a full reduction of the note payable and extinguishment of debt income in the year ending July 31, 2021.

Index

7.Operating Leases:

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

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended
	October 31,
	2021	2020
Base rent - fixed	$4,675,832	$4,432,578
Reimbursements of common area costs	160,317	154,531
Non-lease components (real estate taxes)	243,398	247,885
Rental income	$5,079,547	$4,834,994

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of October 31, 2021
	Company
	Owned	Leased
Fiscal Year	Property	Property	Total
For the remainder of 2022	$8,338,730	$3,671,674	$12,010,404
2023	9,790,555	3,217,737	13,008,292
2024	7,779,932	2,934,120	10,714,052
2025	7,411,636	2,548,718	9,960,354
2026	6,562,590	2,414,235	8,976,825
2027	4,525,445	1,437,264	5,962,709
After 2027	28,927,760	5,751,930	34,679,690
Total	$73,336,648	$21,975,678	$95,312,326

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

Index

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended October 31,
	2021	2020
Sublease income	$1,786,176	$1,728,033
Operating lease cost	(832,711)	(832,713)
Excess of sublease income over lease cost	$953,465	$895,320

	Three Months Ended October 31,
Other information:	2021	2020
Operating cash flows from operating leases	$527,214	$492,332

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of October 31, 2021:

Operating
Period Ended	Leases
October 31, 2022	$2,120,437
October 31, 2023	2,137,167
October 31, 2024	2,154,504
October 31, 2025	2,171,538
October 31, 2026	2,245,786
Thereafter	24,761,376
Total undiscounted cash flows	35,590,808
Less: present value discount	(8,078,440)
Total Lease Liabilities	$27,512,368

As of October 31, 2021, our operating leases had a weighted average remaining lease term of 17.20 years and a weighted average discount rate of 2.87%

8. Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $112,531 and $110,068 as contributions to the Plan for the three months ended October 31, 2021 and 2020, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $16,413 and $13,698 for the three months ended October 31, 2021 and 2020, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

Index

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2020
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2020
Plan used extended amortization provisions in status calculation:	Yes
Minimum required contribution:	Yes
Employer contributing greater than 5% of Plan contributions for year ended December 31, 2018:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2022

For the plan years 2019-2022, under the pension fund’s rehabilitation plan, the Company agreed to pay a minimum contribution rate equal to a 9% increase over the prior year total contribution rate. The Company has 30 employees and has a contract, expiring November 30, 2022, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 20% of its employees. The Company considers that its labor relations with its employees and union are good.

9.Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	October 31
	2021	2020
Cash and cash equivalents	$2,095,670	$3,821,276
Restricted cash, tenant security deposits	791,462	794,151
Restricted cash, escrow	71,720	134,175
Restricted cash, other	27,140	27,840
	$2,985,992	$4,777,442

Index

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Three Months Ended
	October 31
	2021	2020
Cash Flow Information
Interest paid, net of capitalized interest of $7,762 (2021) and $17,132 (2020)	$81,527	$67,839
Income taxes paid (refunded)	–	–

10.Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2021 and at July 31, 2021.

11.Related Party Transactions:

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

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Expense
	Three Months Ended		Three Months Ended
	October 31		October 31
Property	2021	2020	2021	2020
Jamaica Avenue at 169th Street	$156,249	$156,249	$379,359	$379,359
504-506 Fulton Street	90,564	90,564	87,609	87,609
Total	$246,813	$246,813	$466,968	$466,968

The following summarizes assets and liabilities related to these two operating leases:

	Right-Of-Use
	Assets		Liabilities
	October 31	July 31	October 31	July 31
Property	2021	2021	2021	2021	Expiration Date
Jamaica Avenue at 169th Street	$12,493,692	$12,842,642	$4,833,609	$4,959,450	May 31, 2030
504-506 Fulton Street	2,771,609	2,831,134	2,883,827	2,946,306	April 30, 2031
Total	$15,265,301	$15,673,776	$7,717,436	$7,905,756

Upon termination of the Jamaica, New York lease in 2030, all premises included in operating lease right-of-use assets plus leasehold improvements will be turned over to the Landlord.

Index

12.Contingencies:

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

Index

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

The Impact of COVID-19 on our Results and Operations:

Beginning March 2020 and continuing through October 2021, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and regulations . The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances, we have agreed to rent abatements and deferrals for certain tenants. We also continue to experience volatility in the valuation of our equity investments through October 31, 2021.

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

Critical Accounting Policies and Estimates:

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and require the most difficult, subjective, or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues, and expenses during the reporting period and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 affect our more significant judgments and estimates used in the preparation of our financial statements. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described below as our critical accounting policies. Actual results may differ from these estimates under different assumptions and conditions. Recently adopted accounting standards are also disclosed in Note 1.

Index

As of October 31, 2021, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and as additional information becomes available, our estimates may change materially in future periods.

Results of Operations:

Three months ended October 31, 2021 compared to the three months ended October 31, 2020:

In the three months ended October 31, 2021, the Company reported a net loss of $(390,750), or $(.19) per share. In the comparable three months ended October 31, 2020, the Company reported a net loss of $(415,424) or $ (.21) per share. The loss in the 2021 three months was primarily due to an increase in insurance and bad debt expense.

Revenues in the current three months increased to $5,079,547 from $4,834,994 in the comparable 2020 three months primarily due to rental income from two new tenants and increased rents from existing tenants.

Real estate operating expenses in the current three months increased to $3,630,122 from $3,582,617 in the comparable 2020 three months primarily due to increases in amortization expense of deferred charges and licenses and permits, partially offset by decreases in real estate taxes and utilities.

Administrative and general expenses in the current three months increased to $1,404,112 from $1,169,523 in the comparable 2020 three months primarily due to increases in insurance and bad debt expense.

Depreciation expense in the current three months increased to $451,270 from $443,939 in the comparable 2020 three months primarily due to additional depreciation from improvements in the prior year for the Fishkill New York building.

Interest expense exceeded investment income in the three months ended October 31, 2021 and 2020 by $126,793 and $211,339, respectively, in the comparable 2020 three months. The increase in investment income was primarily due to changes in the fair value of marketable securities, partially offset by realized gains on sales of marketable securities in the 2020 three months.

Liquidity and Capital Resources:

The impact of COVID-19 and the related reductions in economic activity from business disruptions continues in the three months ended October 31, 2021. The Company had bad debt expense of $63,000 from August 2021 to October 2021. We continue to experience volatility in the valuation of our equity investments through October 31, 2021. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, NY, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

In November 2020, the Company leased 23,000 square feet to an office tenant at its Jowein building in Brooklyn, New York. The cost of renovations for this tenant will be approximately $625,000 and brokerage commissions will be $979,000. Occupancy and rental payments are anticipated in December 2021.

In April 2021, the Company leased 1,600 square feet to a retail tenant at its Nine Bond Street Brooklyn, New York building. Rent will commence in November 2021.

In July 2021, the Company leased 2,270 square feet to an office tenant at its Nine Bond Street Brooklyn, New York building. Rent commenced in September 2021. To accommodate this tenant, an existing tenant surrendered 440 square feet.

On November 24, 2021, a tenant who occupies 5,350 square feet of retail space at the Company’s Nine Bond Street building in Brooklyn, New York exercised their option to terminate their lease effective May 31, 2022. The annual loss in rental income will approximate $320,000 per annum.

Cash Flows From Operating Activities:

Accounts Payable and Accrued Expenses: The Company had a balance due on October 31, 2021 for brokerage commissions of $1,205,111.

Beginning in March 2020 and continuing through October 2021, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and shelter -in- place orders. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable.

From August 2021 through October 2021, the Company had bad debt expense of $63,000. We continue to experience volatility in the valuation of our equity investments through October 31, 2021. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, New York, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

Index

Cash Flows From Investing Activities:

During the three months ended October 31, 2021, the Company had expenditures at its Fishkill, New York building of:

1)	$241,587 to resurface the parking lot. The total cost was $342,316 and was completed in August 2021.
2)	$75,619 for canopy work.
3)	$102,182 for elevator modernization. The total cost is $892,000 and is anticipated to be completed in May 2022.
4)	Other expenditures of $41,538.

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

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Expense
	Three Months Ended		Three Months Ended
	October 31		October 31
Property	2021	2020	2021	2020
Jamaica Avenue at 169th Street	$156,249	$156,249	$379,359	$379,359
504-506 Fulton Street	90,564	90,564	87,609	87,609
Total	$246,813	$246,813	$466,968	$466,968

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use
	Assets		Liabilities
	October 31	July 31	October 31	July 31
Property	2021	2021	2021	2021	Expiration Date
Jamaica Avenue at 169th Street	$12,493,692	$12,842,642	$4,833,609	$4,959,450	May 31, 2030
504-506 Fulton Street	2,771,609	2,831,134	2,833,827	2,946,306	April 30, 2031
Total	$15,265,301	$15,673,776	$7,717,436	$7,905,756

Index

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, our expenses, and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States;
•	the ability to obtain credit from financial institutions and the related costs;
•	changes in the financial condition of our customers;
•	changes in regulatory environment;
•	lease cancellations;
•	changes in our estimates of costs;
•	war, terrorist attacks, or civil unrest effecting facilities where services are or may be provided;
•	outcomes of pending and future litigation;
•	increasing competition by other companies;
•	compliance with our loan covenants;
•	recoverability of claims against our customers and others by us and claims by third parties against us;
•	changes in estimates used in our critical accounting policies; and
•	pandemics and the ongoing effects of COVID-19.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On October 31, 2021, the Company had fixed-rate debt of $7,355,207.

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

Index

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material adverse effect on our financial condition, results of operations or cash flows. See also Note 12 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a) List of Exhibits:

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Articles of Incorporation and Bylaws.	N/A
(3ii)	By-laws, as amended — incorporated by reference	N/A
(10i)	Material contracts - Employment agreements	N/A
(10ii)	Material contracts - Retirement plan	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information.	N/A
(18)	Letter re change in accounting principles.	N/A
(19)	Report furnished to security holders.	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	24
	(31.2) Chief Financial Officer	25
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	26
(95)	Mine safety disclosure	N/A

EX-101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Definition Taxonomy Extension Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(b) Report on Form 8-K – One report on Form 8-K was filed by the registrant for the period ended October 31, 2021.

Item reported:

The Company reported its financial results for the three and twelve months ended July 31, 2021
Date of report filed – October 21, 2021.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 9, 2021	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	December 9, 2021	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer