Form 10-Q
period 2022-01-31
MAYS J W INC
filed 2022-03-10
CIK 54187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2022
Common Stock, $1 par value	2,015,780 shares

This report contains 26 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited) – January 31, 2022 and July 31, 2021	3
Consolidated Statements of Operations (Unaudited) – Three and six months ended January 31, 2022 and 2021	4
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) – Three and six months ended January 31, 2022 and 2021	5
Consolidated Statements of Cash Flows (Unaudited) – Six months ended January 31, 2022 and 2021	6
Notes to Consolidated Financial Statements (Unaudited)	7 - 17

Index

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	January 31 2022	July 31 2021
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements and fixtures	75,484,257	74,547,096
Construction in progress	2,147,519	2,244,959
	77,631,776	76,792,055
Accumulated depreciation	(35,664,873)	(34,793,458)
Buildings - net	41,966,903	41,998,597
Property and equipment-net	48,034,708	48,066,402

Cash and cash equivalents	1,150,775	1,552,389
Restricted cash	890,322	882,330
Receivables, net	2,628,298	2,416,769
Marketable securities	3,439,727	3,901,093
Prepaids and other assets	2,181,566	2,384,727
Deferred charges, net	3,454,033	3,739,243
Operating lease right-of-use assets	33,295,406	34,566,169
TOTAL ASSETS	$95,074,835	$97,509,122

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable	$6,945,709	$7,518,777
Accounts payable and accrued expenses	2,263,000	2,632,905
Security deposits payable	811,363	834,470
Operating lease liabilities	27,180,303	27,840,930
Deferred income taxes	4,361,000	4,582,000
Total Liabilities	41,561,375	43,409,082

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	49,276,770	49,863,350
	54,801,312	55,387,892
Common stock held in treasury, at cost - 162,517 shares at January 31, 2022 and July 31, 2021	(1,287,852)	(1,287,852)
Total shareholders’ equity	53,513,460	54,100,040
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$95,074,835	$97,509,122

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31	January 31	January 31	January 31
	2022	2021	2022	2021
Revenues
Rental income	$5,328,349	$5,046,867	$10,407,896	$9,881,861
Total revenues	5,328,349	5,046,867	10,407,896	9,881,861

Expenses
Real estate operating expenses	3,670,065	3,585,546	7,300,187	7,168,163
Administrative and general expenses	1,417,412	1,343,669	2,821,524	2,513,192
Depreciation	452,412	445,504	903,682	889,443
Total expenses	5,539,889	5,374,719	11,025,393	10,570,798

Loss from operations	(211,540)	(327,852)	(617,497)	(688,937)

Other income and interest expense:
Investment income	198,535	76,935	205,302	166,161
Change in fair value of marketable securities	(183,611)	238,969	(236,738)	24,015
Interest expense	(78,214)	(82,159)	(158,647)	(167,770)
	(63,290)	233,745	(190,083)	22,406

Loss from operations before income taxes	(274,830)	(94,107)	(807,580)	(666,531)
Income taxes provided (benefit)	(79,000)	(40,000)	(221,000)	(197,000)
Net loss	$(195,830)	$(54,107)	$(586,580)	$(469,531)

Loss per common share, basic and diluted	$(.10)	$(.02)	$(.29)	$(.23)

Dividends per share	$–	$–	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended January 31, 2022
Balance at October 31, 2021	$2,178,297	$3,346,245	$49,472,600	$(1,287,852)	$53,709,290
Net loss, three months ended January 31, 2022	–	–	(195,830)	–	(195,830)
Balance at January 31, 2022	$2,178,297	$3,346,245	$49,276,770	$(1,287,852)	$53,513,460
Three Months Ended January 31, 2021
Balance at October 31, 2020	$2,178,297	$3,346,245	$49,049,894	$(1,287,852)	$53,286,584
Net loss, three months ended January 31, 2021	–	–	(54,107)	–	(54,107)
Balance at January 31, 2021	$2,178,297	$3,346,245	$48,995,787	$(1,287,852)	$53,232,477

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Six Months Ended January 31, 2022
Balance at July 31, 2021	$2,178,297	$3,346,245	$49,863,350	$(1,287,852)	$54,100,040
Net loss, six months ended January 31, 2022	–	–	(586,580)	–	(586,580)
Balance at January 31, 2022	$2,178,297	$3,346,245	$49,276,770	$(1,287,852)	$53,513,460
Six Months Ended January 31, 2021
Balance at July 31, 2020	$2,178,297	$3,346,245	$49,465,318	$(1,287,852)	$53,702,008
Net loss, six months ended January 31, 2021	–	–	(469,531)	–	(469,531)
Balance at January 31, 2021	$2,178,297	$3,346,245	$48,995,787	$(1,287,852)	$53,232,477

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	January 31
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(586,580)	$(469,531)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	219,350	74,000
Provision (Benefit) for deferred income taxes	(221,000)	(197,000)
Depreciation	903,682	889,443
Amortization of deferred charges	285,210	193,200
Operating lease expense in excess of cash payments	610,136	675,808
Deferred finance costs included in interest expense	19,056	19,056
Net realized gain on marketable securities	(48,213)	(83,176)
Net unrealized (gain) loss on marketable securities	236,738	(24,015)
Deferred Charges	-	(1,138,562)
Changes in Operating Assets and Liabilities:
Receivables	(430,879)	(525,834)
Prepaid expenses and other assets	203,162	142,109
Accounts payable and accrued expenses	(369,905)	519,486
Security deposits payable	(23,107)	60,000
Cash provided by operating activities	797,650	134,984

Cash Flows From Investing Activities:
Acquisition of property and equipment	(871,988)	(1,494,147)
Marketable securities:
Receipts from sales	400,254	494,990
Payments for purchases	(127,414)	(566,971)
Cash (used) in investing activities	(599,148)	(1,566,128)

Cash Flows From Financing Activities:
Payments - mortgage and other debt payments	(592,124)	(566,567)
Net cash (used) in financing activities	(592,124)	(566,567)

Decrease in cash, cash equivalents and restricted cash	(393,622)	(1,997,711)

Cash, cash equivalents and restricted cash at beginning of period	2,434,719	4,403,801

Cash, cash equivalents and restricted cash at end of period	$2,041,097	$2,406,090

See Notes to Accompanying Consolidated Financial Statements.

Index

J. W. MAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.The Impact of COVID-19 on our Results and Operations:

Beginning March 2020 and continuing through January 2022, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and regulations. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances, we have agreed to rent deferrals for certain tenants. We also continue to experience volatility in the valuation of our equity investments through January 31, 2022.

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

As of January 31, 2022, the impact of COVID-19 continues to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, our estimates may change materially in future periods.

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

As of January 31, 2022 and July 31, 2021, and primarily because of the effects of COVID-19, the Company recorded an allowance for uncollectible receivables in the amount of $404,000 and $318,000, respectively, as an offset to receivables.

Activity in the allowance for uncollectible receivables and bad debt expense for each period follows:

	Allowance for
	Uncollectible
	Accounts Receivable		Bad Debt Expense
	Period Ended		Three Months Ended		Six Months Ended
	January 31	July 31	January 31		January 31
	2022	2021	2022	2021	2022	2021
Beginning balance	$318,000	$82,000	$–	$–	$–	$–
Charge-offs	86,000	254,000	11,746	92,000	219,350	92,000
Recoveries	–	(18,000)	–	–	–	(18,000)
Ending balance	$404,000	$318,000	$11,746	$92,000	$219,350	$74,000

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

Index

During the six months ended January 31, 2022, the Company had expenditures at its Fishkill, New York building of:

1)

$241,587 to resurface the parking lot. The total cost was $342,316 and was completed in August 2021.

2)

$75,619 for canopy work.

3)

$254,101 for elevator modernization. The total cost is $892,000 and is anticipated to be completed in May 2022.

4)

$85,649 for lighting.

5)

Other expenditures of $59,861.

During the six months ended January 31, 2021, the Company had expenditures of:

1)

$823,234 primarily related to new lobbies and other improvements at its Fishkill, New York building.

2)

$290,976 for stairwell and sidewalk upgrades at its Jamaica, New York building.

3)

$358,042 for new tenant improvements and roof work at its Jowein building in Brooklyn, New York.

Impairment

The Company reviews property and equipment and related lease intangibles for possible impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. As of January 31, 2022 and July 31, 2021, the Company has determined there was no impairment of its property and equipment.

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

Recently adopted accounting standards:

In April 2020, the Financial Accounting Standards Board issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy for the year ended July 31, 2020. Rent deferrals included in receivables were $280,000 and $364,963 as of January 31, 2022 and July 31, 2021, respectively.

2.Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and six months ended January 31, 2022 and 2021, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at January 31, 2022 and July 31, 2021.

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

Fair value measurements at reporting date

	Total				Total
	January 31,				July 31,
Description	2022	Level 1	Level 2	Level 3	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,439,727	$3,439,727	$–	$–	$3,901,093	$3,901,093	$–	$–

As of January 31, 2022 and July 31, 2021, the Company's marketable securities were classified as follows:

	January 31, 2022				July 31, 2021
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mutual funds	$962,518	$464,715	$–	$1,427,233	$984,869	$619,972	$–	$1,604,841
Equity securities	1,153,683	858,811	–	2,012,494	1,355,961	940,291	–	2,296,252
	$2,116,201	$1,323,526	$–	$3,439,727	$2,340,830	$1,560,263	$–	$3,901,093

Index

Investment income consists of the following:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2022	2021	2022	2021
Interest income	$1	$67	$1	$294
Dividend income	150,321	76,868	157,088	82,691
Gain on sale of marketable securities	48,213	–	48,213	83,176
Total	$198,535	$76,935	$205,302	$166,161

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

Five tenants accounted for approximately 66% of receivables as of January 31, 2022 and July 31, 2021, respectively. During the six months ended January 31, 2022 and 2021, two tenants accounted for 29% and 30% of total rental revenue, respectively.

5.Long-Term Debt – Mortgages:

	Current
	Annual	Final
	Interest	Payment	January 31,	July 31,
	Rate	Date	2022	2021
(1) Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$3,294,822	$3,817,450
(2) Fishkill building	3.98%	4/1/2025	3,762,686	3,832,182
Deferred financing costs			(111,799)	(130,855)
Net			$6,945,709	$7,518,777

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

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended		Six Months Ended
	January 31		January 31
	2022	2021	2022	2021
Base rent - fixed	$4,907,556	$4,629,553	$9,583,388	$9,062,131
Reimbursements of common area costs	182,843	152,164	343,160	306,695
Non-lease components (real estate taxes)	237,950	265,150	481,348	513,035
Rental income	$5,328,349	$5,046,867	$10,407,896	$9,881,861

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of January 31, 2022
	Company
	Owned	Leased
Fiscal Year	Property	Property	Total
For the remainder of 2022	$6,072,221	$2,600,817	$8,673,038
2023	9,191,692	3,238,674	12,430,366
2024	7,342,648	2,958,708	10,301,356
2025	6,993,387	2,575,496	9,568,883
2026	6,144,341	2,441,013	8,585,354
2027	2,926,183	4,848,001	7,774,184
After 2027	29,030,452	2,302,619	31,333,071
Total	$67,700,924	$20,965,328	$88,666,252

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

Index

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2022	2021	2022	2021
Sublease income	$1,810,962	$1,740,248	$3,597,138	$3,468,281
Operating lease cost	(832,709)	(832,707)	(1,665,420)	(1,665,420)
Excess of sublease income over lease cost	$978,253	$907,541	$1,931,718	$1,802,861

	Three Months Ended January 31		Six Months Ended January 31
Other information:	2022	2021	2022	2021
Operating cash flows from operating leases	$528,073	$497,281	$1,055,287	$989,613

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of January 31, 2022:

Operating
Period Ended	Leases
January 31, 2023	$2,124,546
January 31, 2024	2,141,424
January 31, 2025	2,158,823
January 31, 2026	2,181,170
January 31, 2027	2,262,743
Thereafter	24,194,029
Total undiscounted cash flows	35,062,735
Less: present value discount	(7,882,432)
Total Lease Liabilities	$27,180,303

As of January 31, 2022, our operating leases had a weighted average remaining lease term of 17.04 years and a weighted average discount rate of 2.87%

8. Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $112,500 and $225,031 as contributions to the Plan for the three and six months ended January 31, 2022, respectively, and $109,915 and $219,983 as contributions to the plan for the three and six months ended January 31, 2021, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. Company contributions to the pension plan were $21,086 and $37,499 for the three and six months ended January 31, 2022, respectively, and $16,875 and $30,573 for the three and six months ended January 31, 2021, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

For the plan years 2019 through November 30, 2021, under the pension fund’s rehabilitation plan, the Company agreed to pay a minimum contribution rate equal to a 9% increase over the prior year total contribution rate. Effective December 1, 2021 through the contract expiration date of November 30, 2022, the Company’s contribution rate is 19.66% of each covered employee’s pay. The contract with a union covers rates of pay, hours of employment and other conditions of employment for approximately 23% of the Company’s 31 employees. The Company considers that its labor relations with its employees and union are good.

9.Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	January 31
	2022	2021
Cash and cash equivalents	$1,150,775	$1,493,124
Restricted cash, tenant security deposits	791,462	814,152
Restricted cash, escrow	71,720	71,674
Restricted cash, other	27,140	27,140
	$2,041,097	$2,406,090

Index

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Six Months Ended
	January 31
	2022	2021
Cash Flow Information
Interest paid, net of capitalized interest of $14,440 (2022) and $34,390 (2021)	$160,846	$147,196
Income taxes paid (refunded)	–	(23,041)

10.Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2022 and at July 31, 2021.

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

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Payments		Rent Expense		Rent Expense
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	January 31		January 31		January 31		January 31
Property	2022	2021	2022	2021	2022	2021	2022	2021
Jamaica Avenue at 169th Street	$156,250	$156,250	$312,500	$312,500	$379,359	$379,359	$758,719	$758,719
504-506 Fulton Street	90,564	90,564	181,128	181,128	87,609	87,609	175,219	175,219
Total	$246,814	$246,814	$493,628	$493,628	$466,968	$466,968	$933,938	$933,938

The following summarizes assets and liabilities related to these two operating leases:

	Right-Of-Use
	Assets		Liabilities
	January 31	July 31	January 31	July 31
Property	2022	2021	2022	2021	Expiration Date
Jamaica Avenue at 169th Street	$12,143,954	$12,842,642	$2,820,742	$4,959,450	May 31, 2030
504-506 Fulton Street	2,711,477	2,831,134	4,706,980	2,946,306	April 30, 2031
Total	$14,855,431	$15,673,776	$7,527,722	$7,905,756

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

The Impact of COVID-19 on our Results and Operations:

Beginning March 2020 and continuing through January 2022, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and regulations. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances, we have agreed to rent deferrals for certain tenants. We also continue to experience volatility in the valuation of our equity investments through January 31, 2022.

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

Critical Accounting Policies and Estimates:

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and require the most difficult, subjective, or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues, and expenses during the reporting period and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 affect our more significant judgments and estimates used in the preparation of our financial statements. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described in Note 1 as our critical accounting policies. Actual results may differ from these estimates under different assumptions and conditions. Recently adopted accounting standards are also disclosed in Note 1.

As of January 31, 2022, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and as additional information becomes available, our estimates may change materially in future periods.

Results of Operations:

Three months ended January 31, 2022 compared to the three months ended January 31, 2021:

In the three months ended January 31, 2022, the Company reported net loss of $(195,830), or $(.10) per share. In the comparable three months ended January 31, 2021, the Company reported a net loss of $(54,107) or $ (.02) per share. The loss in the 2022 three months was primarily due to a decrease in the fair value of marketable securities combined with increases in amortization of deferred charges of brokerage fees for new tenants, insurance costs, and utilities. These expenses were partially offset by an increase in revenue and decreases in real estate taxes.

Index

Revenues in the current three months increased to $5,328,349 from $5,046,867 in the comparable 2021 three months primarily due to rental income from five new tenants and increased rents from existing tenants.

Real estate operating expenses in the current three months increased to $3,670,065 from $3,585,546 in the comparable 2021 three months primarily due to increases in amortization expense of deferred charges of brokerage fees for new tenants, and utilities; partially offset by decreases in real estate taxes.

Administrative and general expenses in the current three months increased to $1,417,412 from $1,343,669 in the comparable 2021 three months primarily due to increases in insurance expense.

Depreciation expense in the current three months increased to $452,412 from $445,504 in the comparable 2021 three months primarily due to additional depreciation from improvements in the prior year for the Fishkill, New York building.

Interest expense exceeded investment income in the current three months by $(63,290) primarily due to a change in the fair value of marketable securities. In the three months ended January 31, 2021, the fair value of marketable securities increased resulting in investment income exceeding interest expense by $233,745.

Six months ended January 31, 2022 compared to the six months ended January 31, 2021:

In the six months ended January 31, 2022, the Company reported net loss of $(586,580), or $(.29) per share. In the comparable six months ended January 31, 2021, the Company reported a net loss of $(469,531) or $ (.23) per share. The loss in the 2022 six months was primarily due to a decrease in fair value of marketable securities combined with increases in amortization of deferred charges of brokerage fees for new tenants, bad debt expense, insurance costs, depreciation expense, and licenses and permits. These expenses were partially offset by an increase in revenue and decreases in real estate taxes.

Revenues in the current six months increased to $10,407,896 from $9,881,861 in the comparable 2021 six months primarily due to rental income from five new tenants and increased rents from existing tenants.

Real estate operating expenses in the current six months increased to $7,300,187 from $7,168,163 in the comparable 2021 six months primarily due to increases in amortization expense of deferred charges of brokerage fees for new tenants, insurance costs, and licenses and permits; partially offset by decreases in real estate taxes.

Administrative and general expenses in the current six months increased to $2,821,524 from $2,513,192 in the comparable 2021 six months primarily due to increases in insurance and bad debt expense.

Depreciation expense in the current six months increased to $903,682 from $889,443 in the comparable 2021 six months primarily due to additional depreciation from improvements in the prior year for the Fishkill New York building.

Interest expense exceeded investment income in the current six months by $(190,083) primarily due to a change in the fair value of marketable securities. In the six months ended January 31, 2021, the fair value of marketable securities increased resulting in investment income exceeding interest expense by $22,406.

Liquidity and Capital Resources:

The impact of COVID-19 and the related reductions in economic activity from business disruptions continues in the six months ended January 31, 2022. The Company had bad debt expense of $219,350 from August 2021 to January 2022. We continue to experience volatility in the valuation of our equity investments through January 31, 2022. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, NY, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

In November 2020, the Company leased 23,000 square feet to an office tenant at its Jowein building in Brooklyn, New York. The cost of renovations for this tenant approximated $625,000 and brokerage commissions was $979,000. Occupancy and rental payments commenced in January 2022.

In April 2021, the Company leased 1,600 square feet to a retail tenant at its Nine Bond Street Brooklyn, New York building. Rent commenced in November 2021.

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

In January 2022, the company leased 500 square feet at its Jamaica, New York building. Rent commenced in January 2022.

Cash Flows From Operating Activities:

Accounts Payable and Accrued Expenses: The Company had a balance due on January 31, 2022 for brokerage commissions of $897,145.

Beginning in March 2020 and continuing through January 2022, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and regulations. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable.

From August 2021 through January 2022, the Company had bad debt expense of $219,350. We continue to experience volatility in the valuation of our equity investments through January 31, 2022. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, New York, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

Index

Cash Flows From Investing Activities:

During the six months ended January 31, 2022, the Company had expenditures at its Fishkill, New York building of:

1)	$241,587 to resurface the parking lot. The total cost was $342,316 and was completed in August 2021.

2)	$75,619 for canopy work.

3)	$254,101 for elevator modernization. The total cost is $892,000 and is anticipated to be completed in May 2022.

4)	$85,649 for lighting.
5)	Other expenditures of $59,861.

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

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Payments		Rent Expense		Rent Expense
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	January 31		January 31		January 31		January 31
Property	2022	2021	2022	2021	2022	2021	2022	2021
Jamaica Avenue at 169th Street	$156,250	$156,250	$312,500	$312,500	$379,359	$379,359	$758,719	$758,719
504-506 Fulton Street	90,564	90,564	181,128	181,128	87,609	87,609	175,219	175,219
Total	$246,814	$246,814	$493,628	$493,628	$466,968	$466,968	$933,938	$933,938

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use
	Assets		Liabilities
	January 31	July 31	January 31	July 31
Property	2022	2021	2022	2021	Expiration Date
Jamaica Avenue at 169th Street	$12,143,954	$12,842,642	$2,820,742	$4,959,450	May 31, 2030
504-506 Fulton Street	2,711,477	2,831,134	4,706,980	2,946,306	April 30, 2031
Total	$14,855,431	$15,673,776	$7,527,722	$7,905,756

Index

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q, and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, our expenses, and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On January 31, 2022, the Company had fixed-rate debt of $7,057,508.

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

(b) Report on Form 8-K – One report on Form 8-K was filed by the registrant for the period ended January 31, 2022.

Item reported:

The Company reported results of submission of matters to a vote of security holders
Date of report filed – November 24, 2021.

The Company reported its financial results for the three months ended October 31, 2021
Date of report filed – December 8, 2021.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 10, 2022	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	March 10, 2022	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer