Form 10-Q
period 2022-04-30
MAYS J W INC
filed 2022-06-09
CIK 54187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 9, 2022
Common Stock, $1 par value	2,015,780 shares

This report contains 27 pages.

J. W. MAYS, INC.

INDEX

Page No.
Part I - Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) – April 30, 2022 and July 31, 2021	3
Consolidated Statements of Operations (Unaudited) – Three and nine months ended April 30, 2022 and 2021	4
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) – Three and nine months ended April 30, 2022 and 2021	5
Consolidated Statements of Cash Flows (Unaudited) – Nine months ended April 30, 2022 and 2021	6
Notes to Consolidated Financial Statements (Unaudited)	7 - 17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II - Other Information:
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits and Reports on Form 8-K	23

Signatures	24

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 - Chief Executive Officer	25
31.2 - Chief Financial Officer	26

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18 U.S.C. Section 1350	27

Index

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30 2022	July 31 2021
ASSETS
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements and fixtures	75,549,098	74,547,096
Construction in progress	2,565,884	2,244,959
	78,114,982	76,792,055
Accumulated depreciation	(36,038,604)	(34,793,458)
Buildings - net	42,076,378	41,998,597
Property and equipment-net	48,144,183	48,066,402

Cash and cash equivalents	1,909,732	1,552,389
Restricted cash	1,067,122	882,330
Receivables, net	2,443,437	2,416,769
Marketable securities	3,374,954	3,901,093
Prepaids and other assets	1,218,712	2,384,727
Deferred charges, net	3,344,733	3,739,243
Operating lease right-of-use assets	32,656,027	34,566,169
TOTAL ASSETS	$94,158,900	$97,509,122

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable	$6,653,458	$7,518,777
Accounts payable and accrued expenses	1,875,909	2,632,905
Security deposits payable	985,263	834,470
Operating lease liabilities	26,843,847	27,840,930
Deferred income taxes	4,344,000	4,582,000
Total Liabilities	40,702,477	43,409,082

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	49,219,733	49,863,350
	54,744,275	55,387,892
Common stock held in treasury, at cost - 162,517 shares at April 30, 2022 and July 31, 2021	(1,287,852)	(1,287,852)
Total shareholders’ equity	53,456,423	54,100,040
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$94,158,900	$97,509,122

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30	April 30	April 30	April 30
	2022	2021	2022	2021
Revenues
Rental income	$5,484,082	$5,161,888	$15,891,978	$15,043,749
Total revenues	5,484,082	5,161,888	15,891,978	15,043,749

Expenses
Real estate operating expenses	3,763,723	3,714,427	11,063,910	10,882,590
Administrative and general expenses	1,281,229	1,243,872	4,102,753	3,757,064
Depreciation	421,858	445,825	1,325,540	1,335,268
Total expenses	5,466,810	5,404,124	16,492,203	15,974,922

Income (loss) from operations	17,272	(242,236)	(600,225)	(931,173)

Other income and interest expense:
Investment income	3,467	7,960	208,769	174,121
Change in fair value of marketable securities	(61,161)	252,736	(297,899)	276,751
Interest expense	(33,615)	(86,381)	(192,262)	(254,151)
	(91,309)	174,315	(281,392)	196,721

Loss from operations before income taxes	(74,037)	(67,921)	(881,617)	(734,452)
Income taxes provided (benefit)	(17,000)	(26,000)	(238,000)	(223,000)
Net loss	$(57,037)	$(41,921)	$(643,617)	$(511,452)

Loss per common share, basic and diluted	$(.03)	$(.02)	$(.32)	$(.25)

Dividends per share	$–	$–	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended April 30, 2022
Balance at January 31, 2022	$2,178,297	$3,346,245	$49,276,770	$(1,287,852)	$53,513,460
Net loss, three months ended April 30, 2022	–	–	(57,037)	–	(57,037)
Balance at April 30, 2022	$2,178,297	$3,346,245	$49,219,733	$(1,287,852)	$53,456,423
Three Months Ended April 30, 2021
Balance at January 31, 2021	$2,178,297	$3,346,245	$48,995,787	$(1,287,852)	$53,232,477
Net loss, three months ended April 30, 2021	–	–	(41,921)	–	(41,921)
Balance at April 30, 2021	$2,178,297	$3,346,245	$48,953,866	$(1,287,852)	$53,190,556

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Nine Months Ended April 30, 2022
Balance at July 31, 2021	$2,178,297	$3,346,245	$49,863,350	$(1,287,852)	$54,100,040
Net loss, nine months ended April 30, 2022	–	–	(643,617)	–	(643,617)
Balance at April 30, 2022	$2,178,297	$3,346,245	$49,219,733	$(1,287,852)	$53,456,423
Nine Months Ended April 30, 2021
Balance at July 31, 2020	$2,178,297	$3,346,245	$49,465,318	$(1,287,852)	$53,702,008
Net loss, nine months ended April 30, 2021	–	–	(511,452)	–	(511,452)
Balance at April 30, 2021	$2,178,297	$3,346,245	$48,953,866	$(1,287,852)	$53,190,556

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	April 30
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(643,617)	$(511,452)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	214,350	209,000
Provision (Benefit) for deferred income taxes	(238,000)	(223,000)
Depreciation	1,325,540	1,335,268
Amortization of deferred charges	394,510	291,200
Operating lease expense in excess of cash payments	913,059	1,001,337
Deferred finance costs included in interest expense	28,584	28,584
Net realized (gain) on marketable securities	(48,213)	(276,751)
Net unrealized (gain) loss on marketable securities	297,899	(83,176)
Deferred Charges	-	(1,138,562)
Changes in Operating Assets and Liabilities:
Receivables	(241,018)	(367,654)
Prepaid expenses and other assets	1,166,015	1,142,370
Accounts payable and accrued expenses	(756,996)	85,918
Security deposits payable	150,793	4,442
Cash provided by operating activities	2,562,906	1,497,524

Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,403,321)	(1,781,448)
Marketable securities:
Receipts from sales	400,254	494,990
Payments for purchases	(123,801)	(581,467)
Cash (used) in investing activities	(1,126,868)	(1,867,925)

Cash Flows From Financing Activities:
Payments - mortgage and other debt payments	(893,903)	(855,607)
Net cash (used) in financing activities	(893,903)	(855,607)

Increase (decrease) in cash, cash equivalents and restricted cash	542,135	(1,226,008)

Cash, cash equivalents and restricted cash at beginning of period	2,434,719	4,403,801

Cash, cash equivalents and restricted cash at end of period	$2,976,854	$3,177,793

See Notes to Accompanying Consolidated Financial Statements.

Index

J. W. MAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies:

Beginning March 2020 and continuing through April 2022, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from ongoing government mandated business regulations. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances, we have agreed to rent deferrals for certain tenants. We also continue to experience volatility in the valuation of our equity investments through April 30, 2022.

Looking ahead, the full impact of COVID-19 and continuing government regulation on our business is unknown and highly unpredictable. Our past results may not be indicative of our future performance and historical trends in revenues, income from operations, net income, earnings per share, cash provided by operating activities, among others, may differ materially. For example, to the extent the pandemic continues to disrupt economic activity nationally and in New York, NY, like other businesses, it could adversely affect our business operations and financial results through prolonged decreases in revenue, credit deterioration of our tenants, depressed economic activity, or declines in capital markets. In addition, many of our expenses are less variable in nature and may not correlate to changes in revenues. The extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; distribution of vaccines; and the macroeconomic impact of government measures to contain the spread of the virus and related government regulations.

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

As of April 30, 2022, the economic impacts of COVID-19 continue to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, our estimates may change materially in future periods.

Index

Restricted Cash

Restricted cash primarily consists of cash held in bank accounts for tenant security deposits and other amounts required under certain loan agreements.

Accounts Receivable

Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectibility become known. Collectibility issues include late rent payments, circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Management also assesses collectibility by reviewing accounts receivable on an aggregate basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers past due status and a tenant’s payment history. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions. Our assessment considers business and economic impacts caused by COVID-19. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material effect on our allowance for uncollectible accounts receivables in future periods.

As of April 30, 2022 and July 31, 2021, and primarily because of the economic effects of COVID-19, the Company recorded an allowance for uncollectible receivables in the amount of $399,000 and $318,000, respectively, as an offset to receivables.

Activity in the allowance for uncollectible receivables and bad debt expense for each period follows:

	Allowance for
	Uncollectible
	Accounts Receivable		Bad Debt Expense
	Period Ended		Three Months Ended		Nine Months Ended
	April 30	July 31	April 30		April 30
	2022	2021	2022	2021	2022	2021
Beginning balance	$318,000	$82,000	$–	$–	$–	$–
Charge-offs	–	–	–	–	133,350	–
Reserve adjustments	81,000	236,000	(5,000)	135,000	81,000	209,000
Ending balance	$399,000	$318,000	$(5,000)	$135,000	$214,350	$209,000

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

Index

During the nine months ended April 30, 2022, the Company had expenditures of $92,941 for steel work at its Jowein building in Brooklyn, New York. During this period, the Company also had expenditures of $161,337 for renovations at its 9 Bond Street building in Brooklyn, New York, and $1,050,680 at its Fishkill, New York building including:

1)	$241,587 to resurface the parking lot. The total cost was $342,316 and was completed in August 2021.

2)	$240,908 for canopy work.

3)	$421,919 for elevator modernization. The total cost is $892,000 and is anticipated to be completed in May 2023.

4)	$85,649 for lighting.

5)	Storefront and sidewalk expenditures of $60,617.

During the nine months ended April 30, 2021, the Company had expenditures of:

1)	$963,754 at its Fishkill, New York building; including $351,810 for a second lobby, $593,702 for façade work, and $18,242 for various other improvements.

2)	$241,240 for stairwell and sidewalk upgrades at its Jamaica, New York building.

3)	$576,454 at its Jowein building in Brooklyn, New York; including $428,509 for new tenant improvements and $147,945 for roof work.

Impairment

The Company reviews property and equipment and related lease intangibles for possible impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. As of April 30, 2022 and July 31, 2021, the Company has determined there was no impairment of its property and equipment.

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

Recently adopted accounting standards:

In April 2020, the Financial Accounting Standards Board issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy for the year ended July 31, 2020. Rent deferrals included in receivables were $280,000 and $364,963 as of April 30, 2022 and July 31, 2021, respectively.

2.Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and nine months ended April 30, 2022 and 2021, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at April 30, 2022 and July 31, 2021.

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

Fair value measurements at reporting date

	Total				Total
	April 30,				July 31,
Description	2022	Level 1	Level 2	Level 3	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,374,954	$3,374,954	$–	$–	$3,901,093	$3,901,093	$–	$–

As of April 30, 2022 and July 31, 2021, the Company's marketable securities were classified as follows:

	April 30, 2022				July 31, 2021
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mutual funds	$962,518	$361,703	$–	$1,324,221	$984,869	$619,972	$–	$1,604,841
Equity securities	1,150,072	900,661	–	2,050,733	1,355,961	940,291	–	2,296,252
	$2,112,590	$1,262,364	$–	$3,374,954	$2,340,830	$1,560,263	$–	$3,901,093

Index

Investment income consists of the following:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2022	2021	2022	2021
Interest income	$2	$271	$3	$565
Dividend income	3,465	7,689	160,553	90,380
Gain on sale of marketable securities	–	–	48,213	83,176
Total	$3,467	$7,960	$208,769	$174,121

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

Five tenants accounted for approximately 70% and 66% of receivables as of April 30, 2022 and July 31, 2021, respectively. During the nine months ended April 30, 2022 and 2021, two tenants accounted for 31% and 30% of total rental revenue, respectively.

5.Long-Term Debt – Mortgages:

	Current
	Annual	Final
	Interest	Payment	April 30,	July 31,
	Rate	Date	2022	2021
(1) Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$3,028,313	$3,817,450
(2) Fishkill building	3.98%	4/1/2025	3,727,416	3,832,182
Deferred financing costs			(102,271)	(130,855)
Net			$6,653,458	$7,518,777

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

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2022	2021	2022	2021
Base rent - fixed	$4,995,037	$4,643,772	$14,545,998	$13,705,903
Reimbursements of common area costs	233,016	245,744	588,929	552,439
Non-lease components (real estate taxes)	256,029	272,372	757,051	785,407
Rental income	$5,484,082	$5,161,888	$15,891,978	$15,043,749

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of April 30, 2022
	Company
	Owned	Leased
Fiscal Year	Property	Property	Total
For the remainder of 2022	$3,576,791	$1,659,578	$5,236,369
2023	9,933,651	3,484,190	13,417,841
2024	7,814,976	3,026,387	10,841,363
2025	7,465,714	2,643,176	10,108,890
2026	6,616,668	2,508,693	9,125,361
2027	5,908,609	2,366,238	8,274,847
After 2027	28,420,420	5,116,243	33,536,663
Total	$69,736,829	$20,804,505	$90,541,334

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

Index

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2022	2021	2022	2021
Sublease income	$1,813,958	$1,900,150	$5,411,096	$5,368,431
Operating lease cost	(832,715)	(832,713)	(2,498,135)	(2,498,133)
Excess of sublease income over lease cost	$981,243	$1,067,437	$2,912,961	$2,870,298

	Three Months Ended April 30		Nine Months Ended April 30
Other information:	2022	2021	2022	2021
Operating cash flows from operating leases	$529,788	$507,182	$1,585,075	$1,496,795

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of April 30, 2022:

Operating
Period Ended April 30,	Leases
2023	$2,128,723
2024	2,145,753
2025	2,163,029
2026	2,201,559
2027	2,269,387
Thereafter	23,624,495
Total undiscounted cash flows	34,532,946
Less: present value discount	(7,689,099)
Total Lease Liabilities	$26,843,847

As of April 30, 2022, our operating leases had a weighted average remaining lease term of 16.87 years and a weighted average discount rate of 2.86%.

8. Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $112,469 and $337,500 as contributions to the Plan for the three and nine months ended April 30, 2022, respectively, and $109,760 and $329,743 as contributions to the plan for the three and nine months ended April 30, 2021, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. Company contributions to the pension plan were $29,740 and $67,239 for the three and nine months ended April 30, 2022, respectively, and $17,925 and $48,498 for the three and nine months ended April 30, 2021, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plan. The Company also contributes to a union sponsored health benefit plan.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2020
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2020
Plan used extended amortization provisions in status calculation:	Yes
Minimum required contribution:	Yes
Employer contributing greater than 5% of Plan contributions for year ended December 31, 2020:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2022

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

9.Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	April 30
	2022	2021
Cash and cash equivalents	$1,909,732	$2,315,885
Restricted cash, tenant security deposits	968,262	763,094
Restricted cash, escrow	71,720	71,674
Restricted cash, other	27,140	27,140
	$2,976,854	$3,177,793

Index

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Nine Months Ended
	April 30
	2022	2021
Cash Flow Information
Interest paid, net of capitalized interest of $61,299 (2022) and $42,846 (2021)	$195,951	$252,453
Income taxes paid (refunded)	–	(23,040)

10.Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2022 and at July 31, 2021.

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

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Payments		Rent Expense		Rent Expense
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	April 30		April 30		April 30		April 30
Property	2022	2021	2022	2021	2022	2021	2022	2021
Jamaica Avenue at 169th Street	$156,250	$156,250	$468,750	$468,750	$379,359	$379,359	$1,138,078	$1,138,078
504-506 Fulton Street	90,564	90,564	271,692	271,692	87,609	87,609	262,828	262,828
Total	$246,814	$246,814	$740.442	$740,442	$466,968	$466,968	$1,400,906	$1,400,906

The following summarizes assets and liabilities related to these two operating leases:

	Right-Of-Use
	Assets		Liabilities
	April 30	July 31	April 30	July 31
Property	2022	2021	2022	2021	Expiration Date
Jamaica Avenue at 169th Street	$11,793,423	$12,842,642	$4,579,558	$4,959,450	May 31, 2030
504-506 Fulton Street	2,650,730	2,831,134	2,757,042	2,946,306	April 30, 2031
Total	$14,444,153	$15,673,776	$7,336,600	$7,905,756

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

The Impact of COVID-19 on our Results and Operations:

Beginning March 2020 and continuing through April 2022, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from ongoing government mandated business regulations. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances, we have agreed to rent deferrals for certain tenants. We also continue to experience volatility in the valuation of our equity investments through April 30, 2022.

Looking ahead, the full impact of COVID-19 and continuing government regulation on our business is unknown and highly unpredictable. Our past results may not be indicative of our future performance and historical trends in revenues, income from operations, net income, earnings per share, cash provided by operating activities, among others, may differ materially. For example, to the extent the pandemic continues to disrupt economic activity nationally and in New York, NY, like other businesses, it could adversely affect our business operations and financial results through prolonged decreases in revenue, credit deterioration of our tenants, depressed economic activity, or declines in capital markets. In addition, many of our expenses are less variable in nature and may not correlate to changes in revenues. The extent of the economic impact will depend on a number of factors, including the duration and severity of the pandemic; distribution of vaccines; and the macroeconomic impact of government measures to contain the spread of the virus and related government regulations.

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

As of April 30, 2022, the economic impacts of COVID-19 continue to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, our estimates may change materially in future periods.

Results of Operations:

Three months ended April 30, 2022 compared to the three months ended April 30, 2021:

In the three months ended April 30, 2022, the Company reported net loss of $(57,037), or $(.03) per share. In the comparable three months ended April 30, 2021, the Company reported a net loss of $(41,921) or $ (.02) per share. The loss in the 2022 three months was primarily due to a decrease in fair value of marketable securities combined with increases in amortization of deferred charges of brokerage fees for new tenants, bad debt expense, payroll and insurance costs. These expenses were partially offset by an increase in revenue and decreases in real estate taxes.

Index

Revenues in the current three months increased to $5,484,082 from $5,161,888 in the comparable 2021 three months primarily due to rental income from five new tenants and increased rents from existing tenants.

Real estate operating expenses in the current three months increased to $3,763,723 from $3,714,427 in the comparable 2021 three months primarily due to increases in amortization expense of deferred charges of brokerage fees for new tenants, insurance and payroll costs; partially offset by decreases in real estate taxes.

Administrative and general expenses in the current three months increased to $1,281,229 from $1,243,872 in the comparable 2021 three months primarily due to increases in insurance, payroll costs and bad debt expense.

Depreciation expense in the current three months of $421,858 approximated $445,825 in the comparable 2021 three months.

Interest expense and investment losses in the current three months aggregated $(91,309) primarily due to a $(61,161) change in the fair value of marketable securities; partially offset by a decrease in interest expense. In the three months ended April 30, 2021, the fair value of marketable securities increased resulting in investment income exceeding interest expense by $174,315.

Nine months ended April 30, 2022 compared to the nine months ended April 30, 2021:

In the nine months ended April 30, 2022, the Company reported net loss of $(643,617), or $(.32) per share. In the comparable nine months ended April 30, 2021, the Company reported a net loss of $(511,452) or $ (.25) per share. The loss in the 2022 nine months was primarily due to a decrease in fair value of marketable securities combined with increases in amortization of deferred charges of brokerage fees for new tenants, bad debt expense, payroll and insurance costs. These expenses were partially offset by an increase in revenue and decreases in real estate taxes.

Revenues in the current nine months increased to $15,891,978 from $15,043,749 in the comparable 2021 nine months primarily due to rental income from five new tenants and increased rents from existing tenants.

Real estate operating expenses in the current nine months increased to $11,063,910 from $10,882,590 in the comparable 2021 nine months primarily due to increases in amortization expense of deferred charges of brokerage fees for new tenants, insurance and payroll costs; partially offset by decreases in real estate taxes.

Administrative and general expenses in the current nine months increased to $4,102,753 from $3,757,064 in the comparable 2021 nine months primarily due to increases in insurance, payroll costs and bad debt expense.

Depreciation expense in the current nine months of $1,325,540 approximated $1,335,268 in the comparable 2021 nine months.

Interest expense and investment losses in the current nine months aggregated $(281,392) primarily due to a $(297,899) change in the fair value of marketable securities; partially offset by an increase in investment income and decrease in interest expense. In the nine months ended April 30, 2021, the fair value of marketable securities increased resulting in investment income exceeding interest expense by $196,721.

Liquidity and Capital Resources:

The impact of COVID-19 and the related reductions in economic activity from business disruptions and government regulations continued in the nine months ended April 30, 2022. The Company had bad debt expense of $214,350 from August 2021 to April 2022. We continue to experience volatility in the valuation of our equity investments through April 30, 2022. To the extent the COVID-19 pandemic and government regulations continue to disrupt economic activity nationally and in New York, NY, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

In November 2020, the Company leased 23,000 square feet to an office tenant at its Jowein building in Brooklyn, New York. The cost of renovations for this tenant were $501,293 and brokerage commissions were $979,000. Occupancy and rental payments commenced in January 2022.

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

Index

In January 2022, the company leased 500 square feet at its Jamaica, New York building. Rent commenced in January 2022.

In April 2022, the Company leased 14,100 square feet to an office tenant for a term of ten years at its Nine Bond Street Brooklyn, New York building. Rent commenced in June 2022. To accommodate this new tenant, an existing tenant who is on a month-to-month lease surrendered 10,788 square feet. The tenant surrendering space will continue to occupy 46,421 square feet at these premises on a month-to-month lease.

Cash Flows From Operating Activities:

Accounts Payable and Accrued Expenses: The Company had a balance due on April 30, 2022 for brokerage commissions of $709,299

Beginning in March 2020 and continuing through April 2022, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from government mandated business disruptions and regulations. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable.

From August 2021 through April 2022, the Company had bad debt expense of $214,350. We continue to experience volatility in the valuation of our equity investments through April 30, 2022. To the extent the COVID-19 pandemic continues to disrupt economic activity nationally and in New York, New York, the impact may include increased bad debt expense, lower rental income and occupancy levels at our properties which may result in less cash provided by operating activities. Many of our expenses are less variable in nature and may not correlate to changes in revenues.

Index

Cash Flows From Investing Activities:

During the nine months ended April 30, 2022, the Company had expenditures of $92,941 for steel work at its Jowein building in Brooklyn, New York. During this period, the Company also had expenditures of $161,337 for renovations at its 9 Bond Street building in Brooklyn, New York, and $1,050,680 at its Fishkill, New York building including:

1)	$241,587 to resurface the parking lot. The total cost was $342,316 and was completed in August 2021.

2)	$240,908 for canopy work.

3)	$421,919 for elevator modernization. The total cost is $892,000 and is anticipated to be completed in May 2023.

4)	$85,649 for lighting.

5)	Stonefront and sidewalk expenditures of $60,617.

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

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments		Rent Payments		Rent Expense		Rent Expense
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	April 30		April 30		April 30		April 30
Property	2022	2021	2022	2021	2022	2021	2022	2021
Jamaica Avenue at 169th Street	$156,250	$156,250	$468,750	$468,750	$379,359	$379,359	$1,138,078	$1,138,078
504-506 Fulton Street	90,564	90,564	271,692	271,692	87,609	87,609	262,828	262,828
Total	$246,814	$246,814	$740.442	$740,442	$466,968	$466,968	$1,400,906	$1,400,906

The following summarizes assets and liabilities related to these two operating leases:

	Right-Of-Use
	Assets		Liabilities
	April 30	July 31	April 30	July 31
Property	2022	2021	2022	2021	Expiration Date
Jamaica Avenue at 169th Street	$11,793,423	$12,842,642	$4,579,558	$4,959,450	May 31, 2030
504-506 Fulton Street	2,650,730	2,831,134	2,757,042	2,946,306	April 30, 2031
Total	$14,444,153	$15,673,776	$7,336,600	$7,905,756

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On April 30, 2022, the Company had fixed-rate debt of $6,755,729.

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
(31.2) Chief Financial Officer
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

(b) Report on Form 8-K – Two reports on Form 8-K were filed by the registrant for the period ended April 30, 2022.

Item reported:

The Company reported its financial results for the three months ended January 31, 2022
Date of report filed – March 10, 2022.

The Company reported the election of Ms. Jennifer L. Caruso to the Board and her appointment to the Investment Advisory Committee of the Board.
Date of report filed – March 16, 2022.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 9, 2022	Lloyd J. Shulman
Lloyd J. Shulman
President
Chief Executive Officer

Date:	June 9, 2022	Mark S. Greenblatt
Mark S. Greenblatt
Vice President
Chief Financial Officer