Form 10-K
period 2022-07-31
MAYS J W INC
filed 2022-10-20
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2022
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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $14,549,440 as of January 31, 2022 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

The number of shares outstanding of the registrant’s common stock as of September 6, 2022 was 2,015,780.

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

Part of Form 10-K
in which the Document
Document	is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2022	Parts I and II
Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2022

PART I

ITEM 1. BUSINESS.

J.W. Mays, Inc. (the “Company” or “Registrant”) with executive offices at Nine Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 “Properties”. The Company’s business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

The Company has 31 employees and has a contract, expiring November 30, 2022, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 27% of its employees. The Company considers that its labor relations with its employees and union are good.

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

The Impact of COVID-19 on Our Results and Operations

Beginning March 2020 and continuing through July 2022, we experienced an increase in late payments due to the impact of COVID-19 and the related reductions in economic activity from ongoing government mandated business regulations. The effects of COVID-19 on our tenants have been reflected in our allowance for credit losses for accounts receivable. In limited circumstances, we have agreed to rent deferrals for certain tenants. We also continue to experience volatility in the valuation of our equity investments through July 31, 2022.

Looking ahead, the full impact of COVID-19 and continuing government regulation on our business is unknown and highly unpredictable. Our past results may not be indicative of our future performance and historical trends in revenues, income from operations, net income, earnings per share, cash provided by operating activities, among others, may differ materially. For example, to the extent the post pandemic effect continues to disrupt economic activity nationally and in New York, NY, like other businesses, it could adversely affect our business operations and financial results through prolonged decreases in revenue, credit deterioration of our tenants, depressed economic activity, or declines in capital markets. In addition, many of our expenses are less variable in nature and may not correlate to changes in revenues. The extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; distribution of vaccines; and the macroeconomic impact of government measures to contain the spread of the virus and related government regulations.

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

Risks Related to Real Estate Operations

Our investment in property development may be limited by increasing costs required to “fit up” property to be leased to tenants. Also, as the cost of fitting up properties increases, we may be required to wait and forsake opportunities that would be revenue producing until such time that we obtain the necessary financing of such ventures. This risk may be mitigated by obtaining lines of credit and other financing vehicles, although such have significant limitations on the amounts that may be borrowed at any point in time.

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

ITEM 2. PROPERTIES.

The table below sets forth certain information as to each of the properties currently operated by the Company:

		Approximate
	Location	Square Feet
1.	Brooklyn, New York
	Fulton Street at Bond Street	380,000
	Livingston Street
	Truck bays, passage facilities and tunnel-Schermerhorn Street	17,000
	Building-Livingston Street	10,500
2.	Brooklyn, New York
	Jowein building at Elm Place	201,000
3.	Jamaica, New York
	Jamaica Avenue at 169th Street	297,000
4.	Fishkill, New York
	Route 9 at Interstate Highway 84	203,000
		(located on
		14.6 acres)
5.	Levittown, New York
	Hempstead Turnpike	10,000
		(located on
		75,800 square
		feet of land)
6.	Massapequa, New York
	Sunrise Highway	133,400
7.	Circleville, Ohio
	Tarlton Road	193,350
		(located on
		11.6 acres)

Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Notes 5 and 11 to the Consolidated Financial Statements contained in the 2022 Annual Report to Shareholders, incorporated herein by reference. Properties owned and subject to mortgage are the Brooklyn Fulton Street at Bond Street and Fishkill buildings.

1.	Brooklyn, New York

Fulton Street at Bond Street

90% of the property is owned by the Company and the remaining 10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: 12/8/2043 (1 lease) which lease currently has one thirty-year renewal option through 12/8/2073, 4/30/31 (1 lease), and 4/30/2044 (3 leases).

The property is currently leased to twenty-seven tenants of which eight are retail tenants, four are fast food restaurants, thirteen occupy office space, one is a dental office and one is a medical office. Two tenants have leased in excess of 10% of the rentable square footage. One tenant is a department store (20.60%) and the other tenant occupies office space (12.21%).

In April 2021, the Company leased 1,600 square feet to a retail tenant.  Rent commenced in November 2021.

In July 2021, the Company leased 2,270 square feet to an office tenant. Rent commenced in September 2021. To accommodate this tenant, an existing tenant surrendered 440 square feet.

On November 24, 2021, a tenant who occupies 5,350 square feet of retail space exercised their option to terminate their lease effective May 31, 2022. The space was leased to a retail tenant at an increased rental in June 2022. Rent commenced in July 2022.

In April 2022, the Company leased 14,100 square feet to an office tenant for a term of ten years. Rent commenced in June 2022. To accommodate this new tenant, an existing tenant who is on a month-to-month lease surrendered 10,788 square feet. The tenant surrendering space will continue to occupy 46,421 square feet at these premises on a month-to-month lease.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2018	75.26%	7/31/2023	6	72,707	$2,599,799	12.151
7/31/2019	75.65%	7/31/2024	2	1,840	93,448.437
7/31/2020	70.07%	7/31/2025	1	3,080	126,000.589
7/31/2021	62.31%	7/31/2026	2	15,261	725,227	3.390
7/31/2022	63.38%	7/31/2027	3	3,558	128,123.599
		7/31/2028	3	6,570	212,405.993
		7/31/2030	3	87,070	2,463,560	11.514
		7/31/2031	1	1,090	45,157.211
		7/31/2032	6	54,435	1,194,078	5.580
			27	245,611	$7,587,797	35.464

The Company uses 17,810 square feet of available space.

As of July 31, 2022 the federal tax basis is $22,559,989 with accumulated depreciation of $14,020,057 for a net carrying value of $8,539,932. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $2,422,281 per year and the rate used is averaged at $11.305 per $100 of assessed valuation.

Livingston Street

The Company has a long-term lease with the City of New York and another landlord for a garage at Livingston Street opposite the Company’s Brooklyn Fulton Street at Bond Street Properties. The lease expires in 2043, with a renewal option to 2073. The garage includes truck bays and passage facilities through a tunnel to the Properties. The truck bays, passage facilities and tunnel, total approximately 17,000 square feet. The lease also includes a 20 x 75-foot land plot on which the Company constructed a building of six stories and basement annexed to the Properties.

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to fifteen tenants of which one is a retail store, two are fast-food restaurants, two are for warehouse space and ten leases are for office space.

In November 2020, the Company leased 23,000 square feet to an office tenant. The cost of renovations for this tenant were $501,293 and brokerage commissions were $979,000. Occupancy and rental payments commenced in January 2022.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2018	84.22%	7/31/2023	5	33,716	$1,060,777	4.958
7/31/2019	85.14%	7/31/2025	1	17,364	576,259	2.693
7/31/2020	73.22%	7/31/2026	1	5,640	180,042.841
7/31/2021	72.54%	7/31/2027	1	500	44,632.209
7/31/2022	80.84%	7/31/2028	1	5,600	149,428.698
		7/31/2030	1	31,438	959,607	4.485
		7/31/2031	1	5,500	117,085.547
		7/31/2036	1	12,105	52,566.246
		7/31/2037	2	41,028	1,376,834	6.435
		7/31/2059	1	19,437	142,766.668
			15	172,328	$4,659,996	21.780

As of July 31, 2022 the federal tax basis is $7,550,837 with accumulated depreciation of $5,008,330 for a net carrying value of $2,542,507. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $777,700 per year and the rate used is averaged at $11.908 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

Building, improvements and land (“property”) are leased from an affiliated company, principally owned by a director of the Company (“Landlord”). The lease expires May 31, 2030. In July 2022, the Company entered into an agreement with Landlord giving the Company four five-year option periods for a total of twenty years through May 31, 2050. Upon lease termination, all property included in operating lease right-of-use assets and leasehold improvements will be turned over to the landlord.

In January 2022, the company leased 500 square feet to a retail tenant. Rent commenced in January 2022.

The property is currently leased to ten tenants: four are retail tenants and six occupy office space. Four tenants each occupy in excess of 10% of the rentable square footage: two retail stores occupy 15.86% and 17.66%, respectively; and two office tenants occupy 14.23% and 13.50%, respectively. Approximately 23,000 square feet of the building is available for lease. There are plans to renovate vacant space for office use upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2018	79.99%	7/31/2023	4	104,404	$2,832,811	13.240
7/31/2019	80.50%	7/31/2024	1	28,634	622,300	2.908
7/31/2020	80.51%	7/31/2025	1	147	24,000.112
7/31/2021	80.41%	7/31/2026	1	6,095	176,026.823
7/31/2022	80.51%	7/31/2027	1	505	14,500.068
		7/31/2029	2	99,544	1,927,585	9.009
			10	239,329	$5,597,222	26.160

Until the lease agreement terminates, the Company remains solely entitled to tax depreciation and other tax deductions relating to the buildings, improvements and maintenance of the property. As of July 31, 2022, the federal tax basis is $13,863,981 with accumulated depreciation of $9,651,333 for a net carrying value of $4,212,648. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $971,968 per year and the rate used is averaged at $11.306 per $100 of assessed valuation.

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2018	47.39%	7/31/2036	1	47,000	$1,001,521	4.681
7/31/2019	45.42%
7/31/2020	21.48%
7/31/2021	20.42%
7/31/2022	22.27%

As of July 31, 2022 the federal tax basis is $21,822,538 with accumulated depreciation of $15,691,054 for a net carrying value of $6,131,484. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $138,110 per year and the rate used is averaged at $3.069 per $100 of assessed valuation.

Subsequent to July 31, 2022, a new tenant leased 58,832 square feet for use as storage space for six months expiring February 2023. Total rent of $576,259 for the entire term of the lease was paid at the rent commencement date in August 2022. Brokerage commissions were $27,084.

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2018	100.00%	7/31/2023	Building	10,000	$424,344	1.983
7/31/2019	100.00%		Land	75,800
7/31/2020	100.00%		1	85,800
7/31/2021	100.00%
7/31/2022	100.00%

The real estate taxes for this property are $178,737 per year and the rate used is averaged at $865.254 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

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

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2018	90.63%	7/31/2030	2	133,400	$837,548	3.915
7/31/2019	85.01%
7/31/2020	85.01%
7/31/2021	93.75%
7/31/2022	100.00%

The real estate taxes for this property are $226,745 per year and the rate used is averaged at $618.65 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

The Company owns the entire property. The property is currently leased to two tenants. The tenants use these premises for warehouse and distribution facilities. In October 2013, one tenant signed a lease agreement for a five-year period to occupy 48,000 square feet and in May 2015 signed a modification of lease to occupy 72,000 square feet. In August 2016, this tenant signed a further modification of lease to occupy 84,000 square feet, which in December 2020 was extended for an additional three years to expire October 31, 2024. The other tenant’s lease agreement was executed in May 2015, for a five-year period effective June 1, 2015, and allows the tenant to have permanent space of 108,000 square feet. In April 2020, the tenant further extended the lease until May 31, 2023.

Occupancy		Lease Expiration			Rent
Year		Year	Number of	Area	Annual	Percentage of
Ended	Rate	Ended	Leases	Sq. Ft.	Rent	Gross Annual Rent
7/31/2018	99.04%	7/31/2023	1	108,000	$455,090	2.127
7/31/2019	99.10%	7/31/2024	1	84,000	343,578	1.606
7/31/2020	99.30%		2	192,000	$798,668	3.733
7/31/2021	99.30%
7/31/2022	99.30%

As of July 31, 2022 the federal tax basis is $4,466,746 with accumulated depreciation of $4,042,544 for a net carrying value of $424,202. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $38,823 per year and the rate used is averaged at $5.165 per $100 of assessed valuation.

In the opinion of management, all of the Company’s properties are adequately covered by insurance.

See Note 9 to the Consolidated Financial Statements contained in the 2022 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

On September 6, 2022, the Company had approximately 800 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2022 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the fourth quarter of the year ended July 31, 2022, we did not repurchase any of our outstanding equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23-27 of the Registrant’s 2022 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of Prager Metis CPAs, LLC, independent registered public accounting firm, dated October 20, 2022, appearing on pages 3 through 22 of the Registrant’s 2022 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2 and 7 hereof, the 2022 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2022, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2022, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

Reports on Form 8-K - One report on Form 8-K was filed by the Company during the three months ended July 31, 2022.

Item reported - The Company reported its financial results for the three and nine months ended April 30, 2022.

Date of report filed - June 8, 2022.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed August 1, 2014, August 1, 2017 and August 1, 2020).

			First Became
		Business Experience During	Such Officer
Name	Age	the Past Five Years	or Director
Lloyd J. Shulman	80	President	November, 1978
		Chairman of the Board,
		Chief Executive Officer
		and President	November, 1996
Mark S. Greenblatt	68	Vice President	August, 2000
		Chief Financial Officer
		and Treasurer	August, 2003
		Director	August, 2003
Ward N. Lyke, Jr.	71	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	72	Vice President-Operations	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Compensation” “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees paid by the Company (on a cash basis) to its independent registered public accounting firm, Prager Metis CPA’S, LLC, for the fiscal years 2022 and 2021.

	Fiscal Year
	2022	2021
Audit fees	$170,000	$170,000
Audit related fees	12,100	11,000
Tax fees	45,000	45,000
Total Fees	$227,100	$226,000

Audit Fees for fiscal year 2022 and fiscal year 2021 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

Audit related fees for fiscal year 2022 and fiscal year 2021 consist of audits of real estate tax matters and consultations concerning financial accounting and reporting standards.

Tax fees for fiscal year 2022 and fiscal year 2021 were for services related to tax compliance and preparation of federal, state and local corporate tax returns.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of Prager Metis CPAs, LLC, independent registered public accounting firm, dated October 20, 2022, set forth on pages 3 through 22 of the Company’s 2022 Annual Report to Shareholders.

2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules.

3.	Exhibits:

	(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.

	(3)	Articles of incorporation and by-laws:

(i) Certificate of Incorporation and certificate of amendment — incorporated by reference.

(ii) By-laws, as amended — incorporated by reference.

	(4)	Instruments defining the rights of security holders, including indentures—see Exhibit above.

	(9)	Voting trust agreement—not applicable.

	(10)	Material contracts: The J.W. Mays, Inc. Retirement Plan and Trust, Summary Plan Description, effective August 1, 2015.

	(11)	Statement re computation of per share earnings—not applicable.

	(12)	Statement re computation of ratios—not applicable.

	(13)	Annual Report to security holders.

	(14)	Code of ethics—not applicable.

(18)	Letter re change in accounting principles—not applicable.

(21)	Subsidiaries of the registrant.

(22)	Published report re matters submitted to vote of security holders—not applicable.

(24)	Power of attorney—none.

(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1—Chief Executive Officer

31.2—Chief Financial Officer

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sec. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.
(Registrant)

October 20, 2022	By:	LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and
President

October 20, 2022	By:	MARK S. GREENBLATT
Mark S. Greenblatt
Vice President, Chief Financial
Officer and Treasurer, Director

October 20, 2022	By:	WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President
and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 20, 2022
Lloyd J. Shulman	Officer, and President

Vice President, Chief Financial Officer
MARK S. GREENBLATT	and Treasurer, Director	October 20, 2022
Mark S. Greenblatt

JENNIFER L. CARUSO	Director	October 20, 2022
Jennifer L. Caruso

ROBERT L. ECKER	Director	October 20, 2022
Robert L. Ecker

STEVEN GURNEY-GOLDMAN	Director	October 20, 2022
Steven Gurney-Goldman

JOHN J. PEARL	Director	October 20, 2022
John J. Pearl

DEAN L. RYDER	Director	October 20, 2022
Dean L. Ryder

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2022, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firms (pages 21-22)

Consolidated Balance Sheets (page 3)

Consolidated Statements of Operations (page 4)

Consolidated Statement of Changes in Shareholders’ Equity (page 5)

Consolidated Statements of Cash Flows (page 6)

Notes to Consolidated Financial Statements (pages 7-18)

Financial Statement Schedules

Real Estate and Accumulated Depreciation (page 19)

Report of Management (page 20)

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

(3)	(i) Certificate of incorporation and certificate of amendment — incorporated by reference

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