Form 10-Q
period 2022-10-31
MAYS J W INC
filed 2022-12-08
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2022 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-3647

J.W. Mays, Inc.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1059070
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

9 Bond Street, Brooklyn, New York	11201
Address of Principal Executive Offices	Zip Code

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 8, 2022
Common Stock, $1 par value	2,015,780 shares

This report contains 22 pages.

J. W. MAYS, INC.

Index

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31 2022	July 31 2022
ASSETS
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements and fixtures	77,292,499	75,794,089
Construction in progress	1,802,916	2,653,212
	79,095,415	78,447,301
Accumulated depreciation	(36,875,943)	(36,457,448)
Buildings - net	42,219,472	41,989,853
Property and equipment-net	48,287,277	48,057,658

Cash and cash equivalents	2,608,256	1,020,585
Restricted cash	1,049,312	1,049,312
Receivables, net	2,465,268	2,771,121
Marketable securities	2,573,866	2,761,069
Prepaids and other assets	1,426,957	2,628,570
Deferred charges, net	3,502,640	3,614,640
Operating lease right-of-use assets	31,463,533	32,108,363
TOTAL ASSETS	$93,377,109	$94,011,318

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable, net	$6,060,115	$6,358,289
Accounts payable and accrued expenses	2,256,195	2,321,764
Security deposits payable	1,042,164	1,051,428
Operating lease liabilities	26,264,449	26,600,168
Deferred income taxes	4,307,000	4,292,000
Total Liabilities	39,929,923	40,623,649

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	49,210,496	49,150,979
	54,735,038	54,675,521
Common stock held in treasury, at cost - 162,517 shares at October 31, 2022 and July 31, 2022	(1,287,852)	(1,287,852)
Total shareholders’ equity	53,447,186	53,387,669
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$93,377,109	$94,011,318

See Notes to Accompanying Consolidated Financial Statements.

Index

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	October 31	October 31
	2022	2021
Revenues
Rental income	$5,769,734	$5,079,547
Total revenues	5,769,734	5,079,547

Expenses
Real estate operating expenses	3,785,421	3,630,122
Administrative and general expenses	1,250,231	1,404,112
Depreciation	418,496	451,270
Total expenses	5,454,148	5,485,504

Income (loss) from operations	315,586	(405,957)

Other income and interest expense:
Investment income	8,797	6,767
Change in fair value of marketable securities	(187,203)	(53,127)
Interest expense	(62,663)	(80,433)
	(241,069)	(126,793)

Income (loss) from operations before income taxes	74,517	(532,750)
Income taxes provided (benefit)	15,000	(142,000)
Net income (loss)	$59,517	$(390,750)

Income (loss) per common share, basic and diluted	$.03	$(.19)

Dividends per share	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended October 31, 2022
Balance at July 31, 2022	$2,178,297	$3,346,245	$49,150,979	$(1,287,852)	$53,387,669
Net income, three months ended October 31, 2022	-	-	59,517	-	59,517
Balance at October 31, 2022	$2,178,297	$3,346,245	$49,210,496	$(1,287,852)	$53,447,186
Three Months Ended October 31, 2021
Balance at July 31, 2021	$2,178,297	$3,346,245	$49,863,350	$(1,287,852)	$54,100,040
Net loss, three months ended October 31, 2021	-	-	(390,750)	-	(390,750)
Balance at October 31, 2021	$2,178,297	$3,346,245	$49,472,600	$(1,287,852)	$53,709,290

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	October 31
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$59,517	$(390,750)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	(60,000)	207,604
Provision (benefit) for deferred income taxes	15,000	(142,000)
Depreciation	418,496	451,270
Amortization of deferred charges	112,000	186,810
Operating lease expense in excess of cash payments	309,111	305,498
Deferred finance costs included in interest expense	9,528	9,528
Net unrealized loss on marketable securities	187,203	53,127
Changes in Operating Assets and Liabilities:
Receivables	365,853	(103,653)
Prepaid expenses and other assets	1,201,613	1,055,452
Accounts payable and accrued expenses	(65,569)	(331,876)
Security deposits payable	(9,264)	7,993
Cash provided by operating activities	2,543,488	1,309,003

Cash Flows From Investing Activities:
Acquisition of property and equipment	(648,115)	(462,672)
Marketable securities:
Payments for purchases	-	(633)
Cash (used) in investing activities	(648,115)	(463,305)

Cash Flows From Financing Activities:
Payments - mortgage and other debt payments	(307,702)	(294,425)
Net cash (used) in financing activities	(307,702)	(294,425)

Increase in cash, cash equivalents and restricted cash	1,587,671	551,273

Cash, cash equivalents and restricted cash at beginning of period	2,069,897	2,434,719

Cash, cash equivalents and restricted cash at end of period	$3,657,568	$2,985,992

See Notes to Accompanying Consolidated Financial Statements.

Index

J. W. MAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Polciies:

Use of Estimates

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

The interim financial statements are prepared pursuant to the instructions for reporting on Form 10-Q and Article 8 of Regulations S-X of the SEC Rules and Regulations. The July 31, 2022 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2022. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2023 or any other period.

Restricted Cash

Restricted cash primarily consists of cash held in bank accounts for tenant security deposits and other amounts required under certain loan agreements.

Accounts Receivable

Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectibility become known. Collectibility issues include late rent payments, circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Management also assesses collectibility by reviewing accounts receivable on an aggregate basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers past due status and a tenant’s payment history. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions. Our assessment considers volatility in market conditions and evolving shifts in credit trends that may have a material impact on our allowance for uncollectible accounts receivables in future periods.

Allowance for Uncollectible and Bad Debt Expense

As of October 31, 2022 and July 31, 2022, and primarily because of the lingering effects of COVID-19, the Company recorded an allowance for uncollectible receivables in the amount of $333,000 and $393,000, respectively, as an offset to receivables. Activity in the allowance for uncollectible receivables for each period follows:

	Allowance for Uncollectible Accounts Receivable		Bad Debt Expense
	Period Ended		Three Months Ended
	October 31	July 31	October 31
	2022	2022	2022	2021
Beginning balance	$393,000	$318,000	$—	$—
Charge-offs	—	—	—	144,604
Reserve adjustments	(60,000)	75,000	(60,000)	63,000
Ending Balance	$333,000	$393,000	$(60,000)	$207,604

Index

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

Impairment

The Company reviews property and equipment and related lease intangibles for possible impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. As of October 31, 2022 and July 31, 2022, the Company has determined there was no impairment of its property and equipment or related lease intangibles.

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

In April 2020, the Financial Accounting Standards Board issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy during the year ended July 31, 2020. Rent deferrals included in receivables were $220,000 and $250,000 as of October 31, 2022 and July 31, 2022, respectively.

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

The Company had a federal net operating loss carryforward approximating $10,096,000 as of July 31, 2022 available to offset future taxable income. As of July 31, 2022, the Company had unused state and city net operating loss carryforwards of approximately $12,308,000 for state and $12,293,000 for city, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

New York State and New York City taxes are calculated using the higher of taxes based on income or the respective capital- based franchise taxes. Beginning with the Company’s tax year ending July 31, 2025, changes in the law required the state capital-based tax will be phased out. New York City taxes will be based on capital for the foreseeable future. Capital-based franchise taxes are recorded to administrative and general expense. State tax amounts in excess of the capital-based franchise taxes are recorded to income tax expenses. Due to both the application of the capital-based tax and due to the possible absence of city taxable income, the Company does not record city deferred taxes.

2. Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three months ended October 31, 2022 and 2021, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at October 31, 2022 and July 31, 2022.

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

Index

In accordance with the provisions of Fair Value Measurements, the following are the Company’s financial assets measured on a recurring basis presented at fair value.

	Fair value measurements at reporting date
Description	October 31, 2022	Level 1	Level 2	Level 3	July 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,573,866	$2,573,866	$—	$—	$2,761,069	$2,761,069	$—	$—

As of October 31, 2022 and July 31, 2022, the Company's marketable securities were classified as follows:

	October 31, 2022				July 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$528,976	$212,164	$–	$741,140	$528,976	$269,400	$–	$798,376
Equity securities	1,065,593	767,133	–	1,832,726	1,065,593	897,100	–	1,962,693
	$1,594,569	$979,297	$–	$2,573,866	$1,594,569	$1,166,500	$–	$2,761,069

Investment income consists of the following:

	Three Months Ended October 31
	2022	2021
Interest income	$15	$–
Dividend income	8,782	6,767
Total	$8,797	$6,767

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

Five tenants accounted for approximately 69% of receivables as of October 31, 2022 and July 31, 2022, respectively. During the three months ended October 31, 2022 and 2021, two tenants accounted for 30% and 29% of total rental revenue, respectively.

5. Long-Term Debt – Mortgages:

	Current Annual Interest Rate	Final Payment Date	October 31, 2022	July 31, 2022
(1) Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$2,487,511	$2,759,236
(2) Fishkill building	3.98%	4/1/2025	3,655,819	3,691,796
Deferred financing costs			(83,215)	(92,743)
Net			$6,060,115	$6,358,289

(1)	In November 2019, the Company refinanced the remaining balance of a $6,000,000, 3.54% interest rate loan with another bank for $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate on the new loan is fixed at 4.375%. The loan is self-liquidating over a period of five years and secured by the Nine Bond Street land and building in Brooklyn, New York.

(2)	In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York land and building; amortized over a 20-year period with an interest rate of 3.98% and is due in five years.

Index

6. Operating Leases:

Lessor

The Company leases office and retail space to tenants under operating leases in commercial buildings. Most rental terms range from approximately 5 to 49 years. The leases provide for the payment of fixed base rent payable monthly in advance as well as reimbursements of real estate taxes and common area costs. The Company has elected to account for lease revenues and the reimbursements of common area costs as a single component included as rental income in our consolidated statements of operations.

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended October 31,
	2022	2021
Base rent - fixed	$5,330,541	$4,675,832
Reimbursements of common area costs	177,365	160,317
Non-lease components (real estate taxes)	261,828	243,398
Rental income	$5,769,734	$5,079,547

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of October 31, 2022
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2023	$9,403,294	$4,043,967	$13,447,261
2024	8,720,935	3,267,324	11,988,259
2025	8,191,367	2,689,008	10,880,375
2026	7,342,321	2,554,525	9,896,846
2027	6,631,391	2,411,741	9,043,132
2028	5,818,355	2,365,965	8,184,320
After 2028	25,800,170	3,090,048	28,890,218
Total	$71,907,833	$20,422,578	$92,330,411

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

In July 2022, the Company entered into lease agreements with its landlord for two of its properties as follows:

1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond the current expiration date of May 31, 2030 for a total of twenty years through May 31, 2050. As of October 31, 2022, it is not reasonably certain such options to extend the lease will be exercised by the Company.

2)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

The landlord is Weinstein Enterprises, Inc., an affiliated company principally owned by the Chairman of the Board of Directors who also principally owns the Company.

The effect of the lease modification for 504-506 Fulton Street, Brooklyn, NY on the measurement of operating lease right-of-use assets, liabilities and rent expense follows:

	Increase From July 2022 Modification
	Operating Lease Right- of-Use-Asset	Operating Lease Liability	Monthly Rent Expense
Increase resulting from July 2022 lease modification	$94,412	$94,412	$2,563

Index

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended October 31,
	2022	2021
Sublease income	$1,839,075	$1,786,176
Operating lease cost	(840,400)	(832,711)
Excess of sublease income over lease cost	$998,675	$953,465

	Three Months Ended October 31,
Other information:	2022	2021
Operating cash flows from operating leases	$531,288	$527,214

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of October 31, 2022:

Period Ended	Operating Leases
October 31, 2023	$2,137,167
October 31, 2024	2,154,504
October 31, 2025	2,171,537
October 31, 2026	2,272,955
October 31, 2027	2,333,737
Thereafter	22,672,158
Total undiscounted cash flows	33,742,058
Less: present value discount	(7,477,609)
Total Lease Liabilities	$26,264,449

As of October 31, 2022, our operating leases had a weighted average remaining lease term of 16.52 years and a weighted average discount rate of 2.96%.

7. Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $113,500 and $112,531 as contributions to the Plan for the three months ended October 31, 2022 and 2021, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $27,281 and $16,413 for the three months ended October 31, 2022 and 2021, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to a union sponsored health benefit plan.

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

Index

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2021
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2021
Plan used extended amortization provisions in status calculation:	Yes
Minimum required contribution:	Yes
Employer contributing greater than 5% of Plan contributions for year ended December 31, 2021:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2025

For the plan years 2019 through November 30, 2021, under the pension fund’s rehabilitation plan, the Company agreed to pay a minimum contribution rate equal to a 9% increase over the prior year total contribution rate. Effective December 1, 2021 through the contract expiration date of November 30, 2022, the Company’s contribution rate is 19.66% of each covered employee’s pay. Effective December 1, 2022, the contract was renewed and extended through November 30, 2025. The company will continue to pay the contribution rate required under the pension fund’s rehabilitation plan, currently 19.66% of each covered employee’s pay. The contract also covers rates of pay, hours of employment and other conditions of employment for approximately 27% of the Company’s 31 employees. The Company considers that its labor relations with its employees and union are good.

8. Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	October 31
	2022	2021
Cash and cash equivalents	$2,608,256	$2,095,670
Restricted cash, tenant security deposits	950,430	791,462
Restricted cash, escrow	71,742	71,720
Restricted cash, other	27,140	27,140
	$3,657,568	$2,985,992

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Three Months Ended
	October 31
	2022	2021
Cash Flow Information
Interest paid, net of capitalized interest of $13,223 (2022) and $7,762 (2021)	$62,782	$81,527

9. Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2022 and at July 31, 2022.

Index

10. Related Party Transactions:

The Company has two operating leases with Weinstein Enterprises, Inc. (“Landlord”), an affiliated company, principally owned by the Chairman of the Board of Directors of both the Company and Landlord. One lease is for building, improvements, and land located at Jamaica Avenue at 169th Street, Jamaica, New York. Another lease is for Premises located at 504-506 Fulton Street, Brooklyn, New York.

In July 2022, the Company entered into lease agreements with Landlord as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond the current expiration date of May 31, 2030 for a total of twenty years through May 31, 2050. As of October 31, 2022, it is not reasonably certain such options to extend the lease will be exercised by the Company.

(2)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended October 31		Rent Expense Three Months Ended October 31
Property	2022	2021	2022	2021
Jamaica Avenue at 169th Street	$156,249	$156,249	$379,359	$379,359
504-506 Fulton Street	90,564	90,564	95,299	87,609
Total	$246,813	$246,813	$474,658	$466,968

The following summarizes assets and liabilities related to these two operating leases:

	Right-Of-Use Assets		Liabilities
Property	October 31 2022	July 31 2022	October 31 2022	July 31 2022	Expiration Date
Jamaica Avenue at 169th Street	$11,089,961	$11,442,093	$4,322,315	$4,451,338	May 31, 2030
504-506 Fulton Street	2,621,785	2,683,787	2,732,444	2,789,709	April 30, 2031
Total	$13,711,746	$14,125,880	$7,054,759	$7,241,047

Upon termination of the Jamaica, New York lease, currently in 2030, all premises included in operating lease right-of-use assets plus leasehold improvements will be turned over to the Landlord.

11. Contingencies:

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

Results of Operations:

In the three months ended October 31, 2022, the Company reported net income of $59,517, or $.03 per share. In the comparable three months ended October 31, 2021, the Company reported net loss of $(390,750), or $(.19) per share. The change in the 2022 three months was primarily due to an increase in rental income from new tenants and a decrease in bad debt expense; partially offset by decreases in the fair value of marketable securities.

Revenues in the current three months increased to $5,769,734 from $5,079,547 in the comparable 2021 three months primarily due to rental income from six new tenants and increased rents from existing tenants.

Real estate operating expenses in the current three months increased to $3,785,421 from $3,630,122 in the comparable 2021 three months primarily due to increases in real estate taxes, amortization expense of deferred charges of brokerage fees for new tenants, insurance and payroll costs.

Administrative and general expenses in the current three months decreased to $1,250,231 from $1,404,112 in the comparable 2021 three months primarily due to a decrease in bad debt expense; partially offset by increases in payroll costs and state capital-based franchise taxes.

Depreciation expense in the current three months decreased slightly to $418,496 from $451,270 in the comparable 2021 three months.

Interest expense and investment losses in the current year aggregated $(241,069) compared to $(126,793) in the comparable 2021 three months, primarily due to decreases in the fair value of marketable securities; partially offset by a decrease in interest expense.

Liquidity and Capital Resources:

In August 2022, the Company leased 58,832 square feet at the Company’s Fishkill, New York building for use as storage space for six months expiring February 2023. Total rent of $576,259 was prepaid at lease commencement and is being amortized as revenue over the entire term of the lease. Brokerage commissions were $27,084.

In August 2022, a tenant notified the Company of its intention to extend its leases for one year through September 30, 2023 as follows:

(1)	25,423 square feet at the Company’s 9 Bond Street Building in Brooklyn, New York

(2)	38,109 square feet at the Company’s Jamaica, New York property

Index

In September 2022, a tenant who occupies 10,000 square feet at the Company’s Levittown, New York property exercised its option to renew the lease for another five-year term through May 4, 2028.

On October 4, 2022, a tenant who occupies 1,140 square feet of retail space at the Company’s Nine Bond Street building in Brooklyn, New York agreed to terminate their lease effective October 31, 2022. The loss in rental income will approximate $70,000 per annum.

Effective November 1 2022, a tenant who occupies 10,000 square feet at the Company’s Jowein building in Brooklyn, New York agreed to terminate their lease. The loss in rental income will approximate $120,000 per annum.

Cash Flows From Operating Activities:

Accounts Payable and Accrued Expenses: The Company had a balance due on October 31, 2022 for brokerage commissions of $533,652.

Cash Flows From Investing Activities:

During the three months ended October 31, 2022, the Company had expenditures at its Fishkill, New York building of:

(1)	$346,771 for canopy work. The total cost was $1,498,410 and was completed in October 2022.

(2)	$153,545 for elevator modernization. The total cost is $892,000 and is anticipated to be completed in May 2023.

During the three months ended October 31, 2022, the Company also had expenditures of $147,799 for facade restoration at its 9 Bond Street building in Brooklyn, New York.

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

In July 2022, the Company entered into lease agreements with Landlord as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond the current expiration date of May 31, 2030 for a total of twenty years through May 31, 2050. As of October 31, 2022, it is not reasonably certain such options to extend the lease will be exercised by the Company.

(2)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended October 31		Rent Expense Three Months Ended October 31
Property	2022	2021	2022	2021
Jamaica Avenue at 169th Street	$156,249	$156,249	$379,359	$379,359
504-506 Fulton Street	90,564	90,564	95,299	87,609
Total	$246,813	$246,813	$474,658	$466,968

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use Assets		Liabilities
Property	October 31 2022	July 31 2022	October 31 2022	July 31 2022	Expiration Date
Jamaica Avenue at 169th Street	$11,089,961	$11,442,093	$4,322,315	$4,451,338	May 31, 2030
504-506 Fulton Street	2,621,785	2,683,787	2,732,444	2,789,709	April 30, 2031
Total	$13,711,746	$14,125,880	$7,054,759	$7,241,047

Upon termination of the Jamaica, New York lease, currently in 2030, all premises included in operating lease right-of-use assets plus leasehold improvements will be turned over to the Landlord.

Index

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, our expenses, and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

●	changes in the rate of economic growth in the United States;

●	the ability to obtain credit from financial institutions and the related costs;

●	changes in the financial condition of our customers;

●	changes in regulatory environment;

●	lease cancellations;

●	changes in our estimates of costs;

●	war, terrorist attacks, or civil unrest effecting facilities where services are or may be provided;

●	outcomes of pending and future litigation;

●	increasing competition by other companies;

●	compliance with our loan covenants;

●	recoverability of claims against our customers and others by us and claims by third parties against us;

●	changes in estimates used in our critical accounting policies; and

●	pandemics such as COVID-19.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On October 31, 2022, the Company had fixed-rate debt of $6,143,330.

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

Index

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material adverse effect on our financial condition, results of operations or cash flows. See also Note 11 to the Company’s Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit Number	Exhibit	Sequentially Numbered Page
(3)	Articles of Incorporation and Bylaws.	N/A
(3ii)	By-laws, as amended — incorporated by reference	N/A
(10i)	Material contracts - Employment agreements	N/A
(10ii)	Material contracts - Retirement plan	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information.	N/A
(18)	Letter re change in accounting principles.	N/A
(19)	Report furnished to security holders.	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	20
	(31.2) Chief Financial Officer	21
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	22
(95)	Mine safety disclosure	N/A
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(b)	Report on Form 8-K – One report on Form 8-K was filed by the registrant for the period ended October 31, 2022.

Item reported:

The Company reported its financial results for the three and twelve months ended July 31, 2022

Date of report filed – October 20, 2022.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 8, 2022	Lloyd J. Shulman
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President

Date:	December 8, 2022	Mark S. Greenblatt
Mark S. Greenblatt
Vice President,
Chief Financial Officer and Treasurer,
Director