Form 10-Q
period 2023-01-31
MAYS J W INC
filed 2023-03-09
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2023
Common Stock, $1 par value	2,015,780 shares

This report contains 23 pages.

J. W. MAYS, INC.

Index

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31 2023	July 31 2022
ASSETS
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements and fixtures	77,613,513	75,794,089
Construction in progress	1,655,117	2,653,212
	79,268,630	78,447,301
Accumulated depreciation	(37,298,759)	(36,457,448)
Buildings - net	41,969,871	41,989,853
Property and equipment-net	48,037,676	48,057,658

Cash and cash equivalents	1,352,944	1,020,585
Restricted cash	985,574	1,049,312
Receivables, net	2,580,476	2,771,121
Marketable securities	2,645,818	2,761,069
Prepaids and other assets	2,370,913	2,628,570
Deferred charges, net	3,390,640	3,614,640
Operating lease right-of-use assets	30,815,877	32,108,363
TOTAL ASSETS	$92,179,918	$94,011,318

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable	$5,758,520	$6,358,289
Accounts payable and accrued expenses	1,704,035	2,321,764
Security deposits payable	978,426	1,051,428
Operating lease liabilities	25,925,013	26,600,168
Deferred income taxes	4,322,000	4,292,000
Total Liabilities	38,687,994	40,623,649

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	49,255,234	49,150,979
	54,779,776	54,675,521
Common stock held in treasury, at cost - 162,517 shares at January 31, 2023 and July 31, 2022	(1,287,852)	(1,287,852)
Total shareholders’ equity	53,491,924	53,387,669
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$92,179,918	$94,011,318

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31	January 31	January 31	January 31
	2023	2022	2023	2022
Revenues
Rental income	$5,837,819	$5,328,349	$11,607,553	$10,407,896
Total revenues	5,837,819	5,328,349	11,607,553	10,407,896

Expenses
Real estate operating expenses	3,958,144	3,670,065	7,743,565	7,300,187
Administrative and general expenses	1,406,855	1,417,412	2,657,086	2,821,524
Depreciation	422,815	452,412	841,311	903,682
Total expenses	5,787,814	5,539,889	11,241,962	11,025,393

Income (loss) from operations	50,005	(211,540)	365,591	(617,497)

Other income and interest expense:
Investment income	75,010	198,535	83,807	205,302
Change in fair value of marketable securities	5,762	(183,611)	(181,441)	(236,738)
Interest expense	(71,039)	(78,214)	(133,702)	(158,647)
	9,733	(63,290)	(231,336)	(190,083)

Income (loss) from operations before income taxes	59,738	(274,830)	134,255	(807,580)
Income taxes provided (benefit)	15,000	(79,000)	30,000	(221,000)
Net income (loss)	$44,738	$(195,830)	$104,255	$(586,580)

Income (loss) per common share, basic and diluted	$.02	$(.10)	$.05	$(.29)

Dividends per share	$–	$–	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended January 31, 2023
Balance at October 31, 2022	$2,178,297	$3,346,245	$49,210,496	$(1,287,852)	$53,447,186
Net income, three months ended January 31, 2023	–	–	44,738	–	44,738
Balance at January 31, 2023	$2,178,297	$3,346,245	$49,255,234	$(1,287,852)	$53,491,924
Three Months Ended January 31, 2022
Balance at October 31, 2021	$2,178,297	$3,346,245	$49,472,600	$(1,287,852)	$53,709,290
Net loss, three months ended January 31, 2022	–	–	(195,830)	–	(195,830)
Balance at January 31, 2022	$2,178,297	$3,346,245	$49,276,770	$(1,287,852)	$53,513,460

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Six Months Ended January 31, 2023
Balance at July 31, 2022	$2,178,297	$3,346,245	$49,150,979	$(1,287,852)	$53,387,669
Net income, six months ended January 31, 2023	–	–	104,255	–	104,255
Balance at January 31, 2023	$2,178,297	$3,346,245	$49,255,234	$(1,287,852)	$53,491,924
Six Months Ended January 31, 2022
Balance at July 31, 2021	$2,178,297	$3,346,245	$49,863,350	$(1,287,852)	$54,100,040
Net loss, six months ended January 31, 2022	–	–	(586,580)	–	(586,580)
Balance at January 31, 2022	$2,178,297	$3,346,245	$49,276,770	$(1,287,852)	$53,513,460

See Notes to Accompanying Consolidated Financial Statements

Index

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended January 31
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$104,255	$(586,580)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	(41,410)	219,350
Provision (Benefit) for deferred income taxes	30,000	(221,000)
Depreciation	841,311	903,682
Amortization of deferred charges	224,000	285,210
Operating lease expense in excess of cash payments	617,331	610,136
Deferred finance costs included in interest expense	19,056	19,056
Net realized gain on marketable securities	–	(48,213)
Net unrealized loss on marketable securities	181,441	236,738
Changes in Operating Assets and Liabilities:
Receivables	232,055	(430,879)
Prepaid expenses and other assets	257,657	203,162
Accounts payable and accrued expenses	(617,729)	(369,905)
Security deposits payable	(73,002)	(23,107)
Cash provided by operating activities	1,774,965	797,650

Cash Flows From Investing Activities:
Acquisition of property and equipment	(821,329)	(871,988)
Marketable securities:
Receipts from sales	–	400,254
Payments for purchases	(66,190)	(127,414)
Cash (used) in investing activities	(887,519)	(599,148)

Cash Flows From Financing Activities:
Payments - mortgages	(618,825)	(592,124)
Net cash (used) in financing activities	(618,825)	(592,124)

Increase (decrease) in cash, cash equivalents and restricted cash	268,621	(393,622)

Cash, cash equivalents and restricted cash at beginning of period	2,069,897	2,434,719

Cash, cash equivalents and restricted cash at end of period	$2,338,518	$2,041,097

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

As of January 31, 2023 and July 31, 2022, and primarily because of the lingering effects of COVID-19, the Company recorded an allowance for uncollectible receivables in the amount of $159,000 and $393,000, respectively, as an offset to receivables.

Activity in the allowance for uncollectible receivables and bad debt expense for each period follows:

	Allowance for Uncollectible Accounts Receivable		Bad Debt Expense
	Period Ended		Three Months Ended		Six Months Ended
	January 31	July 31	January 31		January 31
	2023	2022	2023	2022	2023	2022
Beginning balance	$393,000	$318,000	$–	$–	$–	$–
Charge-offs	(149,337)		43,253	11,746	43,253	219,350
Reserve Adjustments	(84,663)	75,000	(24,663)	–	(84,663)	–
Ending balance	$159,000	$393,000	$18,590	$11,746	$(41,410)	$219,350

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

Impairment

The Company reviews property and equipment and related lease intangibles for possible impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. As of January 31, 2023 and July 31, 2022, the Company has determined there was no impairment of its property and equipment.

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

In April 2020, the Financial Accounting Standards Board issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy during the year ended July 31, 2020. Rent deferrals included in receivables were $110,000 and $250,000 as of January 31, 2023 and July 31, 2022, respectively.

Leases - Lessee

The Company determines if an arrangement is a lease at inception. With the adoption of ASC 842, operating leases are included in operating lease right- of-use assets, and operating lease liabilities on the Company’s balance sheet.

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

New York State and New York City taxes are calculated using the higher of taxes based on income or the respective capital- based franchise taxes. Beginning with the Company’s tax year ended July 31, 2025, changes in the law required the state capital-based tax will be phased out. New York City taxes will be based on capital for the foreseeable future. Capital-based franchise taxes are recorded to administrative and general expense. State tax amounts in excess of the capital-based franchise taxes are recorded to income tax expenses. Due to both the application of the capital-based tax and due to the possible absence of city taxable income, the Company does not record city deferred taxes.

2.	Income Per Share of Common Stock:

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and six months ended January 31, 2023 and 2022, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at January 31, 2023 and July 31, 2022.

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

Index

	Fair value measurements at reporting date
Description	Total January 31, 2023	Level 1	Level 2	Level 3	Total July 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,645,818	$2,645,818	$–	$–	$2,761,069	$2,761,069	$–	$–

As of January 31, 2023 and July 31, 2022, the Company's marketable securities were classified as follows:

	January 31, 2023				July 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$595,166	$197,960	$–	$793,126	$528,976	$269,400	$–	$798,376
Equity securities	1,065,593	787,099	–	1,852,692	1,065,593	897,100	–	1,962,693
	$1,660,759	$985,059	$–	$2,645,818	$1,594,569	$1,166,500	$–	$2,761,069

Investment income consists of the following:

	Three Months Ended January 31		Six Months Ended January 31
	2023	2022	2023	2022
Dividend and interest income	75,010	150,322	83,807	157,089
Gain on sale of marketable securities	–	48,213	–	48,213
Total	$75,010	$198,535	$83,807	$205,302

4.	Financial Instruments and Credit Risk Concentrations:

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

Five tenants accounted for approximately 57% and 69% of receivables as of January 31, 2023 and July 31, 2022, respectively. During the six months ended January 31, 2023 and 2022, two tenants accounted for 30% and 29% of total rental revenue, respectively.

5.	Long-Term Debt – Mortgages:

	Current Annual Interest Rate	Final Payment Date	January 31, 2023	July 31, 2022
(1) Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$2,212,724	$2,759,236
(2) Fishkill building	3.98%	4/1/2025	3,619,483	3,691,796
Deferred financing costs			(73,687)	(92,743)
Net			$5,758,520	$6,358,289

(1)	In November 2019, the Company refinanced the remaining balance of a $6,000,000, 3.54% interest rate loan with another bank for $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate on the new loan is fixed at 4.375%. The loan is self-liquidating over a period of five years and secured by the Nine Bond Street land and building in Brooklyn, New York.

(2)	In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York land and building; amortized over a 20-year period with a fixed interest rate of 3.98% and is due in five years.

Index

6.	Operating Leases:

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

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended January 31		Six Months Ended January 31
	2023	2022	2023	2022
Base rent - fixed	$5,332,288	$4,907,556	$10,662,829	$9,583,388
Reimbursements of common area costs	225,960	182,843	403,325	343,160
Non-lease components (real estate taxes)	279,571	237,950	541,399	481,348
Rental income	$5,837,819	$5,328,349	$11,607,553	$10,407,896

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of January 31, 2023
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2023	$6,152,664	$2,843,867	$8,996,531
2024	8,523,663	3,244,623	11,768,286
2025	7,994,095	2,666,307	10,660,402
2026	7,145,049	2,531,824	9,676,873
2027	6,434,120	2,389,039	8,823,159
2028	5,621,083	2,343,264	7,964,347
After 2028	25,011,079	2,999,243	28,010,322
Total	$66,881,753	$19,018,167	$85,899,920

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

In July 2022, the Company entered into lease agreements with its landlord for two of its properties as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond the current expiration date of May 31, 2030 for a total of twenty years through May 31, 2050. As of January 31, 2023, it is not reasonably certain such options to extend the lease will be exercised by the Company.

(2)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

The landlord is Weinstein Enterprises, Inc., an affiliated company principally owned by the Chairman of the Board of Directors who also principally owns the Company.

The effect of the lease modification for 504-506 Fulton Street, Brooklyn, NY on the measurement of operating lease right-of-use assets, liabilities and rent expense follows:

	Increase From July 2022 Modification
	Operating Lease Right- of-Use-Asset	Operating Lease Liability	Monthly Rent Expense
Increase resulting from July 2022 lease modification	$94,412	$94,412	$2,563

Index

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2023	2022	2023	2022
Sublease income	$1,851,181	$1,810,962	$3,690,256	$3,597,138
Operating lease cost	(840,400)	(832,709)	(1,680,800)	(1,665,420)
Excess of sublease income over lease cost	$1,010,781	$978,253	$2,009,456	$1,931,718

	Three Months Ended January 31		Six Months Ended January 31
Other information:	2023	2022	2023	2022
Operating cash flows from operating leases	$532,181	$528,073	$1,063,469	$1,055,287

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of January 31, 2023:

Period Ended	Operating Leases
January 31, 2024	$2,141,424
January 31, 2025	2,158,823
January 31, 2026	2,181,170
January 31, 2027	2,303,496
January 31, 2028	2,338,782
Thereafter	22,086,182
Total undiscounted cash flows	33,209,877
Less: present value discount	(7,284,864)
Total Lease Liabilities	$25,925,013

As of January 31, 2023, our operating leases had a weighted average remaining lease term of 16.36 years and a weighted average discount rate of 2.95%.

7.	Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $113,500 and $227,000 as contributions to the Plan for the three and six months ended January 31, 2023, respectively, and $112,500 and $225,031 as contributions to the plan for the three and six months ended January 31, 2022, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. Company contributions to the pension plan were $32,460 and $59,741 for the three and six months ended January 31, 2023, respectively, and $21,086 and $37,499 for the three and six months ended January 31, 2022, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

For the plan years 2019 through November 30, 2021, under the pension fund’s rehabilitation plan, the Company agreed to pay a minimum contribution rate equal to a 9% increase over the prior year total contribution rate. Effective December 1, 2022 through the contract expiration date of November 30, 2025, the Company’s contribution rate is 20.16% of each covered employee’s pay. Effective December 1, 2022, the contract was renewed and extended through November 30, 2025. The Company will continue to pay the contribution rate required under the pension fund’s rehabilitation plan, currently 20.16% of each covered employee’s pay. The contract also covers rates of pay, hours of employment and other conditions of employment for approximately 27% of the Company’s 31 employees. The Company considers that its labor relations with its employees and union are good.

8.	Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	January 31
	2023	2022
Cash and cash equivalents	$1,352,944	$1,150,775
Restricted cash, tenant security deposits	886,692	791,462
Restricted cash, escrow	71,742	71,720
Restricted cash, other	27,140	27,140
	$2,338,518	$2,041,097

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Six Months Ended January 31
	2023	2022
Cash Flow Information
Interest paid, net of capitalized interest of $13,852 (2023) and $14,440 (2022)	$136,000	$160,846
Income taxes paid (refunded)	–	–

9.	Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2023 and at July 31, 2022.

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

In July 2022, the Company entered into lease agreements with Landlord as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond the current expiration date of May 31, 2030 for a total of twenty years through May 31, 2050. As of January 31, 2023, it is not reasonably certain such options to extend the lease will be exercised by the Company.

(2)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended January 31		Rent Payments Six Months Ended January 31		Rent Expense Three Months Ended January 31		Rent Expense Six Months Ended January 31
Property	2023	2022	2023	2022	2023	2022	2023	2022
Jamaica Avenue at 169th Street	$156,250	$156,250	$312,500	$312,500	$379,359	$379,359	$758,719	$758,719
504-506 Fulton Street	90,564	90,564	181,128	181,128	95,299	87,609	190,597	175,219
Total	$246,814	$246,814	$493,628	$493,628	$474,658	$466,968	$949,316	$933,938

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use Assets		Liabilities
Property	January 31 2023	July 31 2022	January 31 2023	July 31 2022	Expiration Date
Jamaica Avenue at 169th Street	$10,737,020	$11,442,093	$4,192,484	$4,451,338	May 31, 2030
504-506 Fulton Street	2,559,085	2,683,787	2,674,480	2,789,709	April 30, 2031
Total	$13,296,105	$14,125,880	$6,866,964	$7,241,047

11.	Contingencies:

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

12.	Subsequent Event:

As of February 24, 2023, a tenant who occupies 46,421 square feet at the Company’s Nine Bond Street building in Brooklyn, New York has expressed its intent to terminate their lease effective March 31, 2023. The loss in rental income will be approximately $1,000,000 per annum.

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

Results of Operations:

Three months ended January 31, 2023 compared to the three months ended January 31, 2022:

In the three months ended January 31, 2023, the Company reported net income of $44,738, or $.02 per share. In the comparable three months ended January 31, 2022, the Company reported net loss of $(195,830), or $(.10) per share. The change in the 2023 three months was primarily due to an increase in rental income from several new tenants combined with increased rents from existing tenants, a decrease in bad debt expense, and increases in the fair value of marketable securities; partially offset by increases in real estate taxes, building maintenance costs, and state capital-based franchise taxes.

Revenues in the current three months increased to $5,837,819 from $5,328,349 in the comparable 2022 three months primarily due to rental income from several new tenants, and increased rents from existing tenants.

Real estate operating expenses in the current three months increased to $3,958,144 from $3,670,065 in the comparable 2022 three months primarily due to increases in real estate taxes and building maintenance costs.

Administrative and general expenses in the current three months decreased to $1,406,855 from $1,417,412 in the comparable 2022 three months primarily due to decreases in bad debt expense and legal and professional fees; partially offset by increases in payroll costs and state capital-based franchise taxes.

Depreciation expense in the current three months decreased to $422,815 from $452,412 in the comparable 2022 three months.

Investment income exceeded interest expense in the current three months by $9,733. In the comparable 2022 three months period, interest expense exceeded investment income by $(63,290). The improvement in the 2023 three months was primarily due to increases in the fair value of marketable securities resulting in unrealized gains in the current period. The prior year comparative period had unrealized losses.

Index

Six months ended January 31, 2023 compared to the six months ended January 31, 2022:

In the six months ended January 31, 2023, the Company reported net income of $104,255, or $.05 per share. In the comparable six months ended January 31, 2022, the Company reported net loss of $(586,580), or $(.29) per share. The change in the 2023 six months was primarily due to an increase in rental income from several new tenants combined with increased rents from existing tenants, a decrease in bad debt expense, and increases in the fair value of marketable securities; partially offset by increases in real estate taxes, building maintenance costs, and state capital-based franchise taxes.

Revenues in the current six months increased to $11,607,553 from $10,407,896 in the comparable 2022 six months primarily due to rental income from several new tenants, and increased rents from existing tenants.

Real estate operating expenses in the current six months increased to $7,743,565 from $7,300,187 in the comparable 2022 six months primarily due to increases in real estate taxes and building maintenance costs.

Administrative and general expenses in the current six months decreased to $2,657,086 from $2,821,524 in the comparable 2022 six months primarily due to decreases in bad debt expense and legal and professional fees; partially offset by increases in payroll costs and state capital-based franchise taxes.

Depreciation expense in the current six months decreased to $841,311 from $903,682 in the comparable 2022 six months.

Interest expense and investment losses in the current year aggregated $(231,336) compared to $(190,083) in the comparable 2022 six months, primarily due to decreases in dividend and interest income; partially offset by decreases in unrealized loss on marketable securities and interest expense.

Liquidity and Capital Resources:

In August 2022, the Company leased 58,832 square feet at the Company’s Fishkill, New York building for use as storage space for six months which expired in February 2023. Total rent of $576,259 was prepaid at lease commencement and amortized as revenue over the entire term of the lease. Brokerage commissions were $27,084.

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

In December 2022, a tenant who occupies 5,167 square feet at the Company’s Nine Bond Street building in Brooklyn, New York agreed to terminate their lease. The loss in rental income will approximate $204,000 per annum.

As of February 24, 2023, a tenant who occupies 46,421 square feet at the Company’s Nine Bond Street building in Brooklyn, New York has expressed its intent to terminate their lease effective March 31, 2023. The loss in rental income will be approximately $1,000,000 per annum.

Index

Cash Flows From Operating Activities:

Accounts Payable and Accrued Expenses: The Company had a balance due on January 31, 2023 for brokerage commissions of $278,402.

Cash Flows From Investing Activities:

During the six months ended January 31, 2023, the Company had expenditures at its Fishkill, New York building of:

(1)	$346,771 for canopy work. The total cost was $1,498,410 and was completed in October 2022.

(2)	$153,545 for elevator modernization. The total cost is $892,000 and is anticipated to be completed in May 2023.

During the six months ended January 31, 2023, the Company completed facade restoration at its 9 Bond Street building in Brooklyn, New York for a total cost of $321,013.

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

In July 2022, the Company entered into lease agreements with Landlord as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond the current expiration date of May 31, 2030 for a total of twenty years through May 31, 2050. As of January 31, 2023, it is not reasonably certain such options to extend the lease will be exercised by the Company.

(2)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended January 31		Rent Payments Six Months Ended January 31		Rent Expense Three Months Ended January 31		Rent Expense Six Months Ended January 31
Property	2023	2022	2023	2022	2023	2022	2023	2022
Jamaica Avenue at 169th Street	$156,250	$156,250	$312,500	$312,500	$379,359	$379,359	$758,719	$758,719
504-506 Fulton Street	90,564	90,564	181,128	181,128	95,299	87,609	190,597	175,219
Total	$246,814	$246,814	$493,628	$493,628	$474,658	$466,968	$949,316	$933,938

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use Assets		Liabilities
Property	January 31 2023	July 31 2022	January 31 2023	July 31 2022	Expiration Date
Jamaica Avenue at 169th Street	$10,737,020	$11,442,093	$4,192,484	$4,451,338	May 31, 2030
504-506 Fulton Street	2,559,085	2,683,787	2,674,480	2,789,709	April 30, 2031
Total	$13,296,105	$14,125,880	$6,866,964	$7,241,047

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On January 31, 2023, the Company had fixed-rate debt of $5,832,207.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit Number	Exhibit	Sequentially Numbered Page
(3)	Articles of Incorporation and Bylaws.	N/A
(3ii)	By-laws, as amended – incorporated by reference	N/A
(10i)	Material contracts - Employment agreements	N/A
(10ii)	Material contracts - Retirement plan	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information.	N/A
(18)	Letter re change in accounting principles.	N/A
(19)	Report furnished to security holders.	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	21
	(31.2) Chief Financial Officer	22
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	23
(95)	Mine safety disclosure	N/A
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline Definition Taxonomy Extension Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(b) Reports on Form 8-K – Two reports on Form 8-K were filed by the registrant for the period ended January 31, 2023.

Items reported:

The Company reported results of submission of matters to a vote of security holders
Date of report filed – November 23, 2022.

The Company reported its financial results for the three months ended October 31, 2022
Date of report filed – December 8, 2022.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 9, 2023	Lloyd J. Shulman
Lloyd J. Shulman
Chairman of the Board, Chief Executive Officer and President

Date:	March 9, 2023	Mark S. Greenblatt
Mark S. Greenblatt
Vice President, Chief Financial Officer and Treasurer, Director