Form 10-Q
period 2023-04-30
MAYS J W INC
filed 2023-06-08
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 8, 2023
Common Stock, $1 par value	2,015,780 shares

This report contains 23 pages.

J. W. MAYS, INC.

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30 2023	July 31 2022
ASSETS
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements and fixtures	77,699,064	75,794,089
Construction in progress	1,735,340	2,653,212
	79,434,404	78,447,301
Accumulated depreciation	(37,720,966)	(36,457,448)
Buildings - net	41,713,438	41,989,853
Property and equipment-net	47,781,243	48,057,658

Cash and cash equivalents	2,359,860	1,020,585
Restricted cash	989,694	1,049,312
Receivables, net	2,613,001	2,771,121
Marketable securities	2,647,257	2,761,069
Prepaids and other assets	1,280,606	2,628,570
Deferred charges, net	3,367,480	3,614,640
Operating lease right-of-use assets	31,417,369	32,108,363
TOTAL ASSETS	$92,456,510	$94,011,318

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgages payable	$5,452,961	$6,358,289
Accounts payable and accrued expenses	1,451,582	2,321,764
Security deposits payable	993,826	1,051,428
Operating lease liabilities	26,802,377	26,600,168
Deferred income taxes	4,303,000	4,292,000
Total Liabilities	39,003,746	40,623,649

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	49,216,074	49,150,979
	54,740,616	54,675,521
Common stock held in treasury, at cost - 162,517 shares at April 30, 2023 and July 31, 2022	(1,287,852)	(1,287,852)
Total shareholders’ equity	53,452,764	53,387,669
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$92,456,510	$94,011,318

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30 2023	April 30 2022	April 30 2023	April 30 2022
Revenues
Rental income	$5,563,396	$5,484,082	$17,170,949	$15,891,978
Total revenues	5,563,396	5,484,082	17,170,949	15,891,978

Expenses
Real estate operating expenses	3,851,857	3,763,723	11,595,422	11,063,910
Administrative and general expenses	1,313,372	1,281,229	3,970,458	4,102,753
Depreciation	422,208	421,858	1,263,519	1,325,540
Total expenses	5,587,437	5,466,810	16,829,399	16,492,203

Income (loss) from operations	(24,041)	17,272	341,550	(600,225)

Other income and interest expense:
Investment income	5,846	3,467	89,653	208,769
Change in fair value of marketable securities	4,769	(61,161)	(176,672)	(297,899)
Interest expense	(44,734)	(33,615)	(178,436)	(192,262)
	(34,119)	(91,309)	(265,455)	(281,392)

Income (loss) from operations before income taxes	(58,160)	(74,037)	76,095	(881,617)
Income taxes provided (benefit)	(19,000)	(17,000)	11,000	(238,000)
Net income (loss)	$(39,160)	$(57,037)	$65,095	$(643,617)

Income (loss) per common share, basic and diluted	$(.02)	$(.03)	$.03	$(.32)

Dividends per share	$–	$–	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended April 30, 2023
Balance at January 31, 2023	$2,178,297	$3,346,245	$49,255,234	$(1,287,852)	$53,491,924
Net loss, three months ended April 30, 2023	–	–	(39,160)	–	(39,160)
Balance at April 30, 2023	$2,178,297	$3,346,245	$49,216,074	$(1,287,852)	$53,452,764
Three Months Ended April 30, 2022
Balance at January 31, 2022	$2,178,297	$3,346,245	$49,276,770	$(1,287,852)	$53,513,460
Net loss, three months ended April 30, 2022	–	–	(57,037)	–	(57,037)
Balance at April 30, 2022	$2,178,297	$3,346,245	$49,219,733	$(1,287,852)	$53,456,423

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Nine Months Ended April 30, 2023
Balance at July 31, 2022	$2,178,297	$3,346,245	$49,150,979	$(1,287,852)	$53,387,669
Net income, nine months ended April 30, 2023	–	–	65,095	–	65,095
Balance at April 30, 2023	$2,178,297	$3,346,245	$49,216,074	$(1,287,852)	$53,452,764
Nine Months Ended April 30, 2022
Balance at July 31, 2021	$2,178,297	$3,346,245	$49,863,350	$(1,287,852)	$54,100,040
Net loss, nine months ended April 30, 2022	–	–	(643,617)	–	(643,617)
Balance at April 30, 2022	$2,178,297	$3,346,245	$49,219,733	$(1,287,852)	$53,456,423

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended April 30
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$65,095	$(643,617)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	(65,410)	214,350
Provision (Benefit) for deferred income taxes	11,000	(238,000)
Depreciation	1,263,519	1,325,540
Amortization of deferred charges	336,001	394,510
Operating lease expense in excess of cash payments	893,203	913,059
Deferred finance costs included in interest expense	28,584	28,584
Net realized gain on marketable securities	–	(48,213)
Net unrealized loss on marketable securities	176,672	297,899
Deferred charges	(88,841)	-
Changes in Operating Assets and Liabilities:
Receivables	223,530	(241,018)
Prepaid expenses and other assets	1,347,964	1,166,015
Accounts payable and accrued expenses	(870,182)	(756,996)
Security deposits payable	(57,602)	150,793
Cash provided by operating activities	3,263,533	2,562,906

Cash Flows From Investing Activities:
Acquisition of property and equipment	(987,104)	(1,403,321)
Marketable securities:
Receipts from sales	–	400,254
Payments for purchases	(62,860)	(123,801)
Cash (used) in investing activities	(1,049,964)	(1,126,868)

Cash Flows From Financing Activities:
Payments - mortgages	(933,912)	(893,903)
Net cash (used) in financing activities	(933,912)	(893,903)

Increase in cash, cash equivalents and restricted cash	1,279,657	542,135

Cash, cash equivalents and restricted cash at beginning of period	2,069,897	2,434,719

Cash, cash equivalents and restricted cash at end of period	$3,349,554	$2,976,854

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

Accounts Receivable

Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. The Company uses specific identification to reserve for uncollectible accounts receivable in the period when issues of collectibility become known. Collectibility issues include late rent payments, circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Management also assesses collectibility by reviewing accounts receivable on an aggregate basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers past due status and a tenant’s payment history. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions. Our assessment considers volatility in market conditions and evolving shifts in credit trends that may have a material impact on our allowance for uncollectible accounts receivables in future periods.

As of April 30, 2023 and July 31, 2022, and primarily because of the lingering effects of COVID-19, the Company recorded an allowance for uncollectible receivables in the amount of $135,000 and $393,000, respectively, as an offset to receivables.

Activity in the allowance for uncollectible receivables and bad debt expense for each period follows:

	Allowance for Uncollectible Accounts Receivable		Bad Debt Expense
	Period Ended		Three Months Ended		Nine Months Ended
	April 30	July 31	April 30		April 30
	2023	2022	2023	2022	2023	2022
Beginning balance	$393,000	$318,000	$–	$–	$–	$–
Charge-offs	(149,337)	–	–	–	43,253	133,350
Reserve Adjustments	(108,663)	75,000	(24,000)	(5,000)	(108,663)	81,000
Ending balance	$135,000	$393,000	$(24,000)	$(5,000)	$(65,410)	$214,350

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

Impairment

The Company reviews property and equipment and related lease intangibles for possible impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. As of April 30, 2023 and July 31, 2022, the Company has determined there was no impairment of its property and equipment or related lease intangibles.

Deferred Charges

Deferred charges consist principally of costs incurred in connection with the leasing of property to tenants. Such costs are amortized over the related lease periods, ranging from 5 to 21 years, using the straight-line method. If a lease is terminated early, such costs are expensed.

Leases - Lessor Revenue

The Company accounts for revenue in accordance with Accounting Standards Update (ASU) 2014-09 (Topic 606) Revenue from Contracts with Customers. Rental income is recognized from tenants under executed leases no later than on an established date or on an earlier date if the tenant should commence conducting business. Unbilled receivables are included in accounts receivable and represent the excess of scheduled rental income recognized on a straight-line basis over rental income as it becomes receivable according to the provisions of the lease. The effect of lease modifications that result in rent relief or other credits to tenants, including any retroactive effects relating to prior periods, are recognized in the period when the lease modification is signed. At the time of the lease modification, we assess the realizability of any accrued but unpaid rent and amounts that had been recognized as revenue in prior periods. As lessor, we have elected to combine the lease components (base rent), non-lease components (reimbursements of common area maintenance expenses) and reimbursements of real estate taxes and account for the components as a single lease component in accordance with ASC 842. If the amounts are not determined to be realizable, the accrued but unpaid rent is written off. Accounts receivable are recognized in accordance with lease agreements at their net realizable value. Rental payments received in advance are deferred until earned.

In April 2020, the Financial Accounting Standards Board issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy during the year ended July 31, 2020. Rent deferrals included in receivables were $80,000 and $250,000 as of April 30, 2023 and July 31, 2022, respectively.

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

Income per share has been computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income per share were 2,015,780 for the three and nine months ended April 30, 2023 and 2022, respectively.
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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at April 30, 2023 and July 31, 2022.

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

	Fair value measurements at reporting date
Description	Total April 30, 2023	Level 1	Level 2	Level 3	Total July 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,647,257	$2,647,257	$–	$–	$2,761,069	$2,761,069	$–	$–

As of April 30, 2023 and July 31, 2022, the Company’s marketable securities were classified as follows:

	April 30, 2023				July 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$595,166	$224,884	$–	$820,050	$528,976	$269,400	$–	$798,376
Equity securities	1,062,263	764,944	–	1,827,207	1,065,593	897,100	–	1,962,693
	$1,657,429	$989,828	$–	$2,647,257	$1,594,569	$1,166,500	$–	$2,761,069

Investment income consists of the following:

	Three Months Ended April 30		Nine Months Ended April 30
	2023	2022	2023	2022
Dividend and interest income	$5,846	$3,467	$89,653	$160,556
Gain on sale of marketable securities	–	–	–	48,213
Total	$5,846	$3,467	$89,653	$208,769

4.	Financial Instruments and Credit Risk Concentrations:

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

Five tenants accounted for approximately 61% and 69% of receivables as of April 30, 2023 and July 31, 2022, respectively. During the nine months ended April 30, 2023 and 2022, two tenants accounted for 30% and 31% of total rental revenue, respectively.

5.	Long-Term Debt – Mortgages:
	Current Annual Interest Rate	Final Payment Date	April 30, 2023	July 31, 2022
(1) Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$1,934,336	$2,759,236
(2) Fishkill building	3.98%	4/1/2025	3,582,784	3,691,796
Deferred financing costs			(64,159)	(92,743)
Net			$5,452,961	$6,358,289
(1)	In November 2019, the Company refinanced the remaining balance of a $6,000,000, 3.54% interest rate loan with another bank for $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate on the new loan is fixed at 4.375%. The loan is self-liquidating over a period of five years and secured by the Nine Bond Street land and building in Brooklyn, New York.
(2)	In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York land and building; amortized over a 20-year period with a fixed interest rate of 3.98% and is due in five years.

6.	Operating Leases:

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

The following table disaggregates the Company’s revenues by lease and non-lease components:

	Three Months Ended April 30		Nine Months Ended April 30
	2023	2022	2023	2022
Base rent - fixed	$5,011,464	$4,995,037	$15,674,292	$14,545,998
Reimbursements of common area costs	271,433	233,016	674,759	588,929
Non-lease components (real estate taxes)	280,499	256,029	821,898	757,051
Rental income	$5,563,396	$5,484,082	$17,170,949	$15,891,978

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of April 30, 2023
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2023	$3,091,741	$1,623,683	$4,715,424
2024	9,568,184	3,452,130	13,020,314
2025	8,578,075	3,128,307	11,706,382
2026	7,646,769	2,993,824	10,640,593
2027	6,524,540	2,851,039	9,375,579
2028	5,713,153	2,805,264	8,518,417
After 2028	25,496,179	5,578,743	31,074,922
Total	$66,618,641	$22,432,990	$89,051,631

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

In July 2022, the Company entered into lease agreements with its landlord for two of its properties as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond May 31, 2030 for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. The effect of the lease extension on the measurement of operating right-of-use assets, liabilities, and monthly rent expense follows:
	Jamaica Avenue at 169th Street
	Increase in Operating Lease Right- of-Use Asset	Increase in Operating Lease Liability	Decrease in Monthly Rent Expense
Remeasurement change resulting from April 2023 lease extension	$1,201,952	$1,201,952	$(30,563)

As of April 30, 2023, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.

(2)	504-506 Fulton Street, Brooklyn, New York – In July, 2022 the lease agreement was modified to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031. The effect of the lease modification on the measurement of operating right-of-use assets, liabilities, and monthly rent expense follows:
	504-506 Fulton Street
	Increase in Operating Lease Right- of-Use Asset	Increase in Operating Lease Liability	Increase in Monthly Rent Expense
Remeasurement change resulting from July 2022 lease modification	$94,412	$94,412	$2,563

The landlord is Weinstein Enterprises, Inc., an affiliated company principally owned by the Chairman of the Board of Directors who also principally owns the Company.

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2023	2022	2023	2022
Sublease income	$1,821,446	$1,813,958	$5,511,702	$5,411,096
Operating lease cost	(809,837)	(832,715)	(2,490,637)	(2,498,135)
Excess of sublease income over lease cost	$1,011,609	$981,243	$3,021,065	$2,912,961
	Three Months Ended April 30		Nine Months Ended April 30
Other information:	2023	2022	2023	2022
Operating cash flows from operating leases	$533,965	$529,788	$1,597,434	$1,585,075

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of April 30, 2023:

Period Ended	Operating Leases
April 30, 2024	$2,145,753
April 30, 2025	2,163,030
April 30, 2026	2,201,559
April 30, 2027	2,323,725
April 30, 2028	2,343,903
Thereafter	24,622,942
Total undiscounted cash flows	35,800,912
Less: present value discount	(8,998,535)
Total Lease Liabilities	$26,802,377

As of April 30, 2023, our operating leases had a weighted average remaining lease term of 16.77 years and a weighted average discount rate of 3.73%.

7.	Employees’ Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $126,250 and $353,250 as contributions to the Plan for the three and nine months ended April 30, 2023, respectively, and $112,469 and $337,500 as contributions to the plan for the three and nine months ended April 30, 2022, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. Company contributions to the pension plan were $26,788 and $86,529 for the three and nine months ended April 30, 2023, respectively, and $29,740 and $67,239 for the three and nine months ended April 30, 2022, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	April 30
	2023	2022
Cash and cash equivalents	$2,359,860	$1,909,732
Restricted cash, tenant security deposits	886,692	968,262
Restricted cash, escrow	71,742	71,720
Restricted cash, other	31,260	27,140
	$3,349,554	$2,976,854

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Nine Months Ended April 30
	2023	2022
Cash Flow Information
Interest paid, net of capitalized interest of $35,345 (2023) and $61,299 (2022)	$182,140	$195,951
Income taxes paid (refunded)	–	–

Non-cash information
Recognition of operating lease right-of-use assets	$1,201,952	$–
Recognition of operating lease liabilities	1,201,952	–

9.	Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2023 and at July 31, 2022.

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

In July 2022, the Company entered into lease agreements with its landlord for two of its properties as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond May 31, 2030 for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. As of April 30, 2023, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.
(2)	504-506 Fulton Street, Brooklyn, New York – In July 2022 the lease agreement was modified to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended April 30		Rent Payments Nine Months Ended April 30		Rent Expense Three Months Ended April 30		Rent Expense Nine Months Ended April 30
Property	2023	2022	2023	2022	2023	2022	2023	2022
Jamaica Avenue at 169th Street	$156,250	$156,250	$468,750	$468,750	$348,796	$379,359	$1,107,515	$1,138,078
504-506 Fulton Street	90,564	90,564	271,692	271,692	95,299	87,609	285,896	262,828
Total	$246,814	$246,814	$740,442	$740,442	$444,095	$466,968	$1,393,411	$1,400,906

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use Assets		Liabilities
Property	April 30 2023	July 31 2022	April 30 2023	July 31 2022	Expiration Date
Jamaica Avenue at 169th Street	$11,635,278	$11,442,093	$5,283,288	$4,451,338	May 31, 2035
504-506 Fulton Street	2,495,677	2,683,787	2,615,808	2,789,709	April 30, 2031
Total	$14,130,955	$14,125,880	$7,899,096	$7,241,047

11.	Contingencies:

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

Results of Operations:

Three months ended April 30, 2023 compared to the three months ended April 30, 2022:

In the three months ended April 30, 2023, the Company reported net loss of $(39,160), or $(.02) per share. In the comparable three months ended April 30, 2022, the Company reported net loss of $(57,037), or $(.03) per share. The change in the 2023 three months was primarily due to an increase in rental income from several new tenants combined with increased rents from existing tenants, a decrease in bad debt expense, and increases in the fair value of marketable securities; partially offset by the loss of several tenants, increases in real estate taxes, insurance costs, and state capital-based franchise taxes.

Revenues in the current three months increased to $5,563,396 from $5,484,082 in the comparable 2022 three months primarily due to rental income from several new tenants, and increased rents from existing tenants; partially offset by the loss of several tenants.

Real estate operating expenses in the current three months increased to $3,851,857 from $3,763,723 in the comparable 2022 three months primarily due to increases in real estate taxes and insurance costs.

Administrative and general expenses in the current three months increased to $1,313,372 from $1,281,229 in the comparable 2022 three months primarily due to decreases in bad debt expense and legal and professional fees; partially offset by increases in payroll costs and state capital-based franchise taxes.

Depreciation expense in the current three months increased to $422,208 from $421,858 in the comparable 2022 three months.

Interest expense exceeded investment income in the current three months by $(34,119) from $(91,309) in the comparable 2022 three months. The improvement in the 2023 three months was primarily due to increases in the fair value of marketable securities.

Nine months ended April 30, 2023 compared to the nine months ended April 30, 2022:

In the nine months ended April 30, 2023, the Company reported net income of $65,095, or $.03 per share. In the comparable nine months ended April 30, 2022, the Company reported net loss of $(643,617), or $(.32) per share. The change in the 2023 nine months was primarily due to an increase in rental income from several new tenants combined with increased rents from existing tenants, a decrease in bad debt expense, and increases in the fair value of marketable securities; partially offset by the loss of several tenants, increases in real estate taxes, insurance and building maintenance costs, and state capital-based franchise taxes.

Revenues in the current nine months increased to $17,170,949 from $15,891,978 in the comparable 2022 nine months primarily due to rental income from several new tenants, and increased rents from existing tenants; partially offset by the loss of several tenants.

Real estate operating expenses in the current nine months increased to $11,595,422 from $11,063,910 in the comparable 2022 nine months primarily due to increases in real estate taxes, insurance, and building maintenance costs.

Administrative and general expenses in the current nine months decreased to $3,970,458 from $4,102,753 in the comparable 2022 nine months primarily due to decreases in bad debt expense and legal and professional fees; partially offset by increases in payroll costs and state capital-based franchise taxes.

Depreciation expense in the current nine months decreased to $1,263,519 from $1,325,540 in the comparable 2022 nine months.

Interest expense exceeded investment income by $(265,455) in the current nine months from $(281,392) in the comparable 2022 nine months, primarily due to increases in the fair value of marketable securities and a decrease in interest expense; partially offset by decreases in dividend and interest income.

Liquidity and Capital Resources:

In August 2022, the Company leased 58,832 square feet at the Company’s Fishkill, New York building for use as storage space for six months which expired in February 2023. Total rent of $576,259 was prepaid at lease commencement and amortized as revenue over the entire term of the lease. Brokerage commissions were $27,084.

In August 2022, a tenant notified the Company of its intention to extend its leases for one year through September 30, 2023 as follows:

(1)	25,423 square feet at the Company’s 9 Bond Street building in Brooklyn, New York.
(2)	38,109 square feet at the Company’s Jamaica, New York property.

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

Effective November 1, 2022, a tenant who occupies 10,000 square feet at the Company’s Jowein building in Brooklyn, New York agreed to terminate their lease. The loss in rental income will approximate $120,000 per annum.

In December 2022, a tenant who occupies 5,167 square feet at the Company’s Nine Bond Street building in Brooklyn, New York agreed to terminate the lease. The loss in rental income will approximate $204,000 per annum.

In February 2023, a tenant who occupies 46,421 square feet at the Company’s Nine Bond Street building in Brooklyn, New York agreed to terminate their lease effective March 31, 2023. The loss in rental income will be approximately $1,000,000 per annum.

In February 2023, an office tenant who occupies 3,300 square feet at the Company’s Jowein building in Brooklyn, New York extended their lease an additional ten years until June 30, 2033.

In April 2023, a tenant who occupies 108,000 square feet of warehouse space at the Company’s building in Circleville, Ohio extended their lease an additional three years until May 31, 2026. Brokerage commissions were $88,841.

In April 2023, a retail tenant who occupies 28,634 square feet at the Company’s Jamaica, New York property extended their lease an additional ten years until February 28, 2034.

In May 2023, an office tenant who occupies 2,000 square feet at the Company’s Jamaica, New York property extended their lease an additional year until June 30, 2024.

Cash Flows From Operating Activities:

Accounts Payable and Accrued Expenses: The Company had a balance due on April 30, 2023 for brokerage commissions of $206,678.

Cash Flows From Investing Activities:

During the nine months ended April 30, 2023, the Company had expenditures at its Fishkill, New York building of:

(1)	$346,771 for canopy work. The total cost was $1,498,410 and was completed in October 2022.
(2)	$190,821 for elevator modernization. The estimated total cost is $892,000 and is anticipated to be completed in January 2024.
(3)	$42,947 for a store front.
(4)	$37,552 for lighting.

During the nine months ended April 30, 2023, the Company completed facade restoration at its 9 Bond Street building in Brooklyn, New York for a total cost of $321,013. A new standpipe tank was also installed at a total cost of $48,000.

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

In July 2022, the Company entered into lease agreements with its landlord for two of its properties as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond May 31, 2030 for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. As of April 30, 2023, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.
(2)	504-506 Fulton Street, Brooklyn, New York – In July 2022 the lease agreement was modified to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended April 30		Rent Payments Nine Months Ended April 30		Rent Expense Three Months Ended April 30		Rent Expense Nine Months Ended April 30
Property	2023	2022	2023	2022	2023	2022	2023	2022
Jamaica Avenue at 169th Street	$156,250	$156,250	$468,750	$468,750	$348,796	$379,359	$1,107,515	$1,138,078
504-506 Fulton Street	90,564	90,564	271,692	271,692	95,299	87,609	285,896	262,828
Total	$246,814	$246,814	$740,442	$740,442	$444,095	$466,968	$1,393,411	$1,400,906

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use Assets		Liabilities
Property	April 30 2023	July 31 2022	April 30 2023	July 31 2022	Expiration Date
Jamaica Avenue at 169th Street	$11,635,278	$11,442,093	$5,283,288	$4,451,338	May 31, 2035
504-506 Fulton Street	2,495,677	2,683,787	2,615,808	2,789,709	April 30, 2031
Total	$14,130,955	$14,125,880	$7,899,096	$7,241,047

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On April 30, 2023, the Company had fixed-rate debt of $5,517,120.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit Number	Exhibit	Sequentially Numbered Page
(3)	Articles of Incorporation and Bylaws.	N/A
(3ii)	By-laws, as amended – incorporated by reference	N/A
(10i)	Material contracts - Employment agreements	N/A
(10ii)	Material contracts - Retirement plan	N/A
(11)	Statement re computation of per share earnings	N/A
(12)	Statement re computation of ratios	N/A
(14)	Code of ethics	N/A
(15)	Letter re unaudited interim financial information.	N/A
(18)	Letter re change in accounting principles.	N/A
(19)	Report furnished to security holders.	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	21
	(31.2) Chief Financial Officer	22
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	23
(95)	Mine safety disclosure	N/A
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline Definition Taxonomy Extension Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(b)	Reports on Form 8-K – One report on Form 8-K was filed by the registrant for the period ended April 30, 2023.

Items reported:

The Company reported its financial results for the three and six months ended January 31, 2023.
Date of report filed – March 9, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 8, 2023	Lloyd J. Shulman
Lloyd J. Shulman
Chairman of the Board, Chief Executive Officer and President

Date:	June 8, 2023	Mark S. Greenblatt
Mark S. Greenblatt
Vice President, Chief Financial Officer and Treasurer, Director