Form 10-K
period 2023-07-31
MAYS J W INC
filed 2023-10-19
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 1-3647

J.W. MAYS, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York State or Other Jurisdiction of Incorporation or Organization 9 Bond Street, Brooklyn, New York Address of Principal Executive Offices	11-1059070 I.R.S. Employer Identification No. 11201 Zip Code
Registrant’s telephone number, including area code 718 624-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $1 par value	Trading Symbol(s) MAYS	Name of each exchange on which registered NASDAQ
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $17,318,716 as of January 31, 2023 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

The number of shares outstanding of the registrant’s common stock as of September 5, 2023 was 2,015,780.

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

Document	Part of Form 10-K in which the Document is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2023	Parts I and II
Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2023

PART I

ITEM 1. BUSINESS.

J.W. Mays, Inc. (the “Company” or “Registrant”) with executive offices at Nine Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 “Properties”. The Company’s business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

The Company has 30 employees and has a contract, expiring November 30, 2025, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 27% of its employees. The Company considers that its labor relations with its employees and union are good.

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

Risks Related to Our Business

We are a part of the communities in which we do business. Accordingly, like other businesses in our communities, we are subject to the following risks:

•	the continued threat of terrorism;
•	economic downturns, both on a national and on local scales;

•	loss of key personnel;
•	the availability, if needed, of additional financing;
•	the continued availability of insurance (in different types of policies) at reasonably acceptable rates;
•	the general burdens of governmental regulation, at the Local, State and Federal levels;
•	climate change;
•	cyber security; and
•	pandemics, such as COVID-19.

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

Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Notes 4 and 10 to the Consolidated Financial Statements contained in the 2023 Annual Report to Shareholders, incorporated herein by reference. Properties owned and subject to mortgage are the Brooklyn Fulton Street at Bond Street and Fishkill buildings.

1.	Brooklyn, New York

Fulton Street at Bond Street

90% of the property is owned by the Company and the remaining 10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: 12/8/2043 (1 lease) which lease currently has one thirty-year renewal option through 12/8/2073, 4/30/2031 (1 lease), and 4/30/2044 (3 leases).

The property is currently leased to twenty-five tenants of which nine are retail tenants, three are fast food restaurants, ten occupy office space, three are dental or medical offices. One tenant leased in excess of 10% of the rentable square footage; the tenant is a department store, occupying 20.60%.

In August 2022, a tenant who occupies 25,423 square feet of office space notified the Company of its intention to extend its lease for one year through September 30, 2023.

On October 4, 2022, a tenant who occupies 1,140 square feet of retail space agreed to terminate their lease effective October 31, 2022. In July 2023 another retail tenant took occupancy of this space.

In December 2022, a tenant who occupies 5,167 square feet agreed to terminate the lease.

In February 2023, an office tenant who occupies 46,421 square feet agreed to terminate their lease effective March 31, 2023.

In June 2023, a retail tenant who occupies 63 square feet extended their lease an additional five years until June 30, 2028.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2019	75.65%	7/31/2024	5	26,923	$1,210,990	5.364
7/31/2020	70.07%	7/31/2025	1	3,080	126,000.558
7/31/2021	62.31%	7/31/2026	2	15,261	735,522	3.258
7/31/2022	63.38%	7/31/2027	3	3,558	156,431.693
7/31/2023	59.51%	7/31/2028	4	6,633	231,076	1.024
		7/31/2030	3	87,070	2,497,642	11.063
		7/31/2031	1	1,090	45,126.200
		7/31/2032	5	49,268	2,080,043	9.213
		7/31/2033	1	1,140	16,499.073
			25	194,023	$7,099,329	31.446

The Company uses 17,810 square feet of available space.

As of July 31, 2023 the federal tax basis is $22,607,989 with accumulated depreciation of $14,453,318 for a net carrying value of $8,154,671. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $2,670,914 per year and the rate used is averaged at $11.135 per $100 of assessed valuation.

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

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to fourteen tenants of which one is a retail store, one is fast-food restaurant, two are for warehouse space and ten leases are for office space. Three tenants leased in excess of 10% of the rentable square footage; each occupies office space of 15.64%, 11.74% and 11.44%, respectively.

Effective November 1, 2022, a tenant who occupies 10,000 square feet agreed to terminate their lease.

In February 2023, an office tenant who occupies 3,300 square feet extended their lease an additional ten years until June 30, 2033. Also in February 2023, another office tenant who occupies 10,569 square feet extended their lease an additional year until March 31, 2024.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2019	85.14%	7/31/2024	4	25,016	$935,925	4.146
7/31/2020	73.22%	7/31/2025	1	17,364	579,035	2.565
7/31/2021	72.54%	7/31/2026	1	5,640	180,042.797
7/31/2022	80.84%	7/31/2027	1	500	54,530.242
7/31/2023	83.46%	7/31/2028	1	5,600	152,701.676
		7/31/2030	1	31,438	981,386	4.347
		7/31/2033	1	3,300	89,760.398
		7/31/2036	1	12,105	52,566.233
		7/31/2037	2	41,028	1,898,972	8.411
		7/31/2059	1	19,437	161,173.714
			14	161,428	$5,086,090	22.529

As of July 31, 2023 the federal tax basis is $7,550,837 with accumulated depreciation of $5,168,848 for a net carrying value of $2,381,989. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $816,733 per year and the rate used is averaged at $11.115 per $100 of assessed valuation.

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

In August 2022, a tenant who occupies 38,109 square feet of office space notified the Company of its intention to extend its lease for one year through September 30, 2023.

In April 2023, a retail tenant who occupies 28,634 square feet extended their lease an additional ten years until February 28, 2034.

In May 2023, an office tenant who occupies 2,000 square feet at the Company’s Jamaica, New York property extended their lease an additional year until June 30, 2024.

The property is currently leased to ten tenants: four are retail tenants and six occupy office space. Four tenants each occupy in excess of 10% of the rentable square footage: two retail stores occupy 15.86% and 17.66%, respectively; and two office tenants occupy 14.22% and 12.83%, respectively.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2019	80.50%	7/31/2024	4	104,404	$2,900,639	12.848
7/31/2020	80.51%	7/31/2025	1	147	24,000.106
7/31/2021	80.41%	7/31/2026	1	6,095	177,537.786
7/31/2022	80.51%	7/31/2027	1	505	34,800.154
7/31/2023	80.58%	7/31/2029	2	99,544	1,966,978	8.713
		7/31/2034	1	28,634	621,720	2.754
			10	239,329	$5,725,674	25.361

Until the lease agreement terminates, the Company remains solely entitled to tax depreciation and other tax deductions relating to the buildings, improvements and maintenance of the property. As of July 31, 2023, the federal tax basis is $13,863,981 with accumulated depreciation of $9,889,906 for a net carrying value of $3,974,075. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $1,018,571 per year and the rate used is averaged at $11.137 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. In July 2019, the Company leased 47,000 square feet to a community college at its Fishkill, New York building, for a term of fifteen years with two five-year option periods.

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

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2019	45.42%	7/31/2036	1	47,000	$992,301	4.395
7/31/2020	21.48%
7/31/2021	20.42%
7/31/2022	22.27%
7/31/2023	22.27%

As of July 31, 2023 the federal tax basis is $22,423,614 with accumulated depreciation of $15,861,531 for a net carrying value of $6,562,083. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $135,702 per year and the rate used is averaged at $3.016 per $100 of assessed valuation.

5.	Levittown, New York—Hempstead Turnpike

The Company owns the entire property. In October 2006, the Company entered into a lease agreement with a restaurant. The restaurant constructed a new 10,000 square foot building, which opened in May 2008. In September 2022, the restaurant extended its lease for an additional five years expiring May 3, 2028. Ownership of the building reverts to the Company at the conclusion of the leasing arrangement, currently May 3, 2028.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2019	100.00%	7/31/2028	Building	10,000	$434,036	1.923
7/31/2020	100.00%		Land	75,800
7/31/2021	100.00%		1	85,800
7/31/2022	100.00%
7/31/2023	100.00%

The real estate taxes for this property are $188,232 per year and the rate used is averaged at $944.797 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

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

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2019	85.01%	7/31/2030	2	133,400	$847,362	3.753
7/31/2020	85.01%
7/31/2021	93.75%
7/31/2022	100.00%
7/31/2023	100.00%

The real estate taxes for this property are $244,620 per year and the rate used is averaged at $639.81 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

The Company owns the entire property. The property is currently leased to two tenants. The tenants use these premises for warehouse and distribution facilities. In October 2013, one tenant signed a lease agreement for a five-year period to occupy 48,000 square feet and in May 2015 signed a modification of lease to occupy 72,000 square feet. In August 2016, this tenant signed a further modification of lease to occupy 84,000 square feet, which in December 2020 was extended for an additional three years to expire October 31, 2024. The other tenant’s lease agreement was executed in May 2015, for a five-year period effective June 1, 2015, and allows the tenant to have permanent space of 108,000 square feet. In April 2023, the tenant further extended the lease until May 31, 2026. Brokerage commissions were $88,841.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2019	99.10%	7/31/2025	1	84,000	$368,982	1.634
7/31/2020	99.30%	7/31/2026	1	108,000	512,956	2.272
7/31/2021	99.30%		2	192,000	$881,938	3.906
7/31/2022	99.30%
7/31/2023	99.30%

As of July 31, 2023 the federal tax basis is $4,493,846 with accumulated depreciation of $4,183,897 for a net carrying value of $309,949. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $38,300 per year and the rate used is averaged at $4.987 per $100 of assessed valuation.

In the opinion of management, all of the Company’s properties are adequately covered by insurance.

See Note 8 to the Consolidated Financial Statements contained in the 2023 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

On September 5, 2023, the Company had approximately 800 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2023 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the fourth quarter of the year ended July 31, 2023, we did not repurchase any of our outstanding equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22-26 of the Registrant’s 2023 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of Prager Metis CPAs, LLC, independent registered public accounting firm, dated October 23, 2023, appearing on pages 3 through 21 of the Registrant’s 2023 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2 and 7 hereof, the 2023 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2023, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2023, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B.  OTHER INFORMATION.

Reports on Form 8-K - One report on Form 8-K was filed by the Company during the three months ended July 31, 2023.

Item reported - The Company reported its financial results for the three and nine months ended April 30, 2023. Date of report filed - June 7, 2023.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed August 1, 2014, August 1, 2017, August 1, 2020 and August 1, 2023). On October 3, 2023, Mr. Greenblatt tendered his resignation as Executive Vice President and Chief Financial Officer of the Company effective December 31, 2023. He will continue to be subject to the terms and conditions of his Employment Agreement with the Company through December 31, 2023.

Name	Age	Business Experience During the Past Five Years	First Became Such Officer or Director
Lloyd J. Shulman	81	President	November, 1978
		Chairman of the Board, Chief Executive Officer and President	November, 1996
Mark S. Greenblatt	69	Vice President	August, 2000
		Chief Financial Officer and Treasurer	August, 2003
		Director	August, 2003
Ward N. Lyke, Jr.	72	Vice President	February, 1984
		Assistant Treasurer	August, 2003
George Silva	73	Vice President-Operations	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as Executive Officers of the Company during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Compensation”, “Certain Transactions,” and “Board Interlocks and Insider Participation” in the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees paid by the Company (on a cash basis) to its independent registered public accounting firm, Prager Metis CPAS, LLC, for the fiscal years 2023 and 2022.

	Fiscal Year
	2023	2022
Audit fees	$170,000	$170,000
Audit related fees	12,500	12,100
Tax fees	45,000	45,000
Total Fees	$227,500	$227,100

Audit Fees for fiscal year 2023 and fiscal year 2022 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the U. S. Securities and Exchange Commission.

Audit related fees for fiscal year 2023 and fiscal year 2022 consist of audits of real estate tax matters and consultations concerning financial accounting and reporting standards.

Tax fees for fiscal year 2023 and fiscal year 2022 were for services related to tax compliance and preparation of federal, state and local corporate tax returns.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of Prager Metis CPAs, LLC, independent registered public accounting firm, dated October 19, 2023, set forth on pages 3 through 21 of the Company’s 2023 Annual Report to Shareholders.
2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules.
3.	Exhibits:
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable.
(3)	Articles of incorporation and by-laws:
(i)	Certificate of Incorporation and certificate of amendment — incorporated by reference.
(ii)	By-laws, as amended — incorporated by reference.
(4)	Instruments defining the rights of security holders, including indentures—see Exhibit above.
(9)	Voting trust agreement—not applicable.
(10)	Material contracts—(i) Retirement Plan and Trust, Summary Plan Description — incorporated by reference.
(ii)	Employment agreements — Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each originally dated August 1, 2005, were incorporated by reference to Registrant’s Form 8-K dated August 1, 2005. Each of these Employment Agreements had been extended on multiple occasions, the most recent as of August 1, 2023, for three year periods. Each Employment Agreement dated as of August 1, 2023 and scheduled to end on July 31, 2026 is attached as an Exhibit to this Form 10-K. On October 3, 2023, Mr. Greenblatt tendered his resignation as Executive Vice President and Chief Financial Officer of the Company effective December 31, 2023. He will continue to be subject to the terms and conditions of his Employment Agreement with the Company through December 31, 2023.

(11)	Statement re computation of per share earnings—not applicable.
(12)	Statement re computation of ratios—not applicable.
(13)	Annual Report to security holders.
(14)	Code of ethics—not applicable.
(18)	Letter re change in accounting principles—not applicable.
(21)	Subsidiaries of the registrant.
(22)	Published report re matters submitted to vote of security holders—not applicable.
(24)	Power of attorney—none.
(28)	Information from reports furnished to state insurance regulatory authorities—not applicable.
(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1—Chief Executive Officer

31.2—Chief Financial Officer

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 18 U.S.C. Sec. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.
(Registrant)

October 19, 2023	By:	LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President

October 19, 2023	By:	MARK S. GREENBLATT
Mark S. Greenblatt
Vice President, Chief Financial Officer and Treasurer, Director

October 19, 2023	By:	WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President
and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 19, 2023
Lloyd J. Shulman	Officer, and President

MARK S. GREENBLATT	Vice President, Chief Financial Officer	October 19, 2023
Mark S. Greenblatt	and Treasurer, Director

JENNIFER L. CARUSO	Director	October 19, 2023
Jennifer L. Caruso

ROBERT L. ECKER	Director	October 19, 2023
Robert L. Ecker

STEVEN GURNEY-GOLDMAN	Director	October 19, 2023
Steven Gurney-Goldman

JOHN J. PEARL	Director	October 19, 2023
John J. Pearl

DEAN L. RYDER	Director	October 19, 2023
Dean L. Ryder

INDEX TO REGISTRANT’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Registrant’s Annual Report to Shareholders for the fiscal year ended July 31, 2023, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firms (pages 20-21)

Consolidated Balance Sheets (page 3)

Consolidated Statements of Operations (page 4)

Consolidated Statement of Changes in Shareholders’ Equity (page 5)

Consolidated Statements of Cash Flows (page 6)

Notes to Consolidated Financial Statements (pages 7-17)

Financial Statement Schedules

Real Estate and Accumulated Depreciation (page 18)

Report of Management (page 19)

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

EXHIBIT INDEX TO FORM 10-K

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession—not applicable
(3)	(i) Certificate of incorporation and certificate of amendment — incorporated by reference
(ii)	By-laws, as amended — incorporated by reference
(4)	Instruments defining the rights of security holders, including indentures—see Exhibit (3) above
(9)	Voting trust agreement—not applicable
(10)	Material contracts—(i) Retirement Plan and Trust, Summary Plan Description — incorporated by reference
(ii)	Employment agreements — Employment Agreements with Messrs. Shulman, Greenblatt, Lyke and Silva, each originally dated August 1, 2005, were incorporated by reference to Registrant’s Form 8-K dated August 1, 2005. Each of these Employment Agreements had been extended on multiple occasions, the most recent as of August 1, 2023, for three year periods. Each Employment Agreement dated as of August 1, 2023 and scheduled to end on July 31, 2026 is attached as an Exhibit to this Form 10-K. On October 3, 2023, Mr. Greenblatt tendered his resignation as Executive Vice President and Chief Financial Officer of the Company effective December 31, 2023. He will continue to be subject to the terms and conditions of his Employment Agreement with the Company through December 31, 2023.
(11)	Statement re computation of per share earnings—not applicable
(12)	Statement re computation of ratios—not applicable
(13)	Annual Report to security holders
(14)	Code of ethics—not applicable
(18)	Letter re change in accounting principles—not applicable
(21)	Subsidiaries of the Registrant
(22)	Published report re matters submitted to vote of security holders—not applicable
(24)	Power of attorney—none
(28)	Information from reports furnished to state insurance regulatory authorities—not applicable
(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act—1 and 2

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