Form 10-Q
period 2023-10-31
MAYS J W INC
filed 2023-12-07
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2023
Common Stock, $1 par value	2,015,780 shares

This report contains 22 pages.

J. W. MAYS, INC.

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31 2023	July 31 2023
ASSETS
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements, and fixtures	77,845,590	77,703,358
Construction in progress	1,937,940	1,767,444
	79,783,530	79,470,802
Accumulated depreciation	(38,551,464)	(38,123,199)
Buildings - net	41,232,066	41,347,603
Property and equipment-net	47,299,871	47,415,408

Cash and cash equivalents	2,339,016	1,215,921
Restricted cash	1,001,814	1,001,814
Receivables, net	3,002,810	3,044,190
Marketable securities	2,136,874	2,300,441
Prepaids and other assets	1,509,042	2,773,004
Deferred charges, net	3,283,750	3,250,700
Operating lease right-of-use assets	30,407,160	30,913,904
TOTAL ASSETS	$90,980,337	$91,915,382

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable, net	$4,832,159	$5,144,205
Accounts payable and accrued expenses	1,636,523	1,718,435
Security deposits payable	1,005,925	1,005,925
Operating lease liabilities	26,218,569	26,512,112
Deferred income taxes	4,175,000	4,230,000
Total Liabilities	37,868,176	38,610,677

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	48,875,471	49,068,015
	54,400,013	54,592,557
Common stock held in treasury, at cost - 162,517 shares at October 31, 2023 and July 31, 2023	(1,287,852)	(1,287,852)
Total shareholders’ equity	53,112,161	53,304,705
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$90,980,337	$91,915,382

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	October 31	October 31
	2023	2022
Revenues
Rental income	$5,323,801	$5,769,734
Total revenues	5,323,801	5,769,734

Expenses
Real estate operating expenses	3,692,616	3,785,421
Administrative and general expenses	1,254,573	1,250,231
Depreciation	428,264	418,496
Total expenses	5,375,453	5,454,148

Income (loss) from operations	(51,652)	315,586

Other income and interest expense:
Investment income	9,245	8,797
Change in fair value of marketable securities	(163,567)	(187,203)
Interest expense	(41,570)	(62,663)
	(195,892)	(241,069)

Income (loss) from operations before income taxes	(247,544)	74,517
Income taxes provided (benefit)	(55,000)	15,000
Net income (loss)	$(192,544)	$59,517

Income (loss) per common share, basic and diluted	$(.10)	$.03

Dividends per share	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended October 31, 2023
Balance at July 31, 2023	$2,178,297	$3,346,245	$49,068,015	$(1,287,852)	$53,304,705
Net loss, three months ended October 31, 2023	-	-	(192,544)	-	(192,544)
Balance at October 31, 2023	$2,178,297	$3,346,245	$48,875,471	$(1,287,852)	$53,112,161
Three Months Ended October 31, 2022
Balance at July 31, 2022	$2,178,297	$3,346,245	$49,150,979	$(1,287,852)	$53,387,669
Net income, three months ended October 31, 2022	-	-	59,517	-	59,517
Balance at October 31, 2022	$2,178,297	$3,346,245	$49,210,496	$(1,287,852)	$53,447,186

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	October 31
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(192,544)	$59,517

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	(33,000)	(60,000)
Provision (benefit) for deferred income taxes	(55,000)	15,000
Depreciation	428,264	418,496
Amortization of deferred charges	119,038	112,000
Operating lease expense in excess of cash payments	213,201	309,111
Deferred finance costs included in interest expense	9,528	9,528
Deferred costs	(152,088)	-
Net unrealized loss on marketable securities	163,567	187,203
Changes in Operating Assets and Liabilities:
Receivables	74,380	365,853
Prepaid expenses and other assets	1,263,962	1,201,613
Accounts payable and accrued expenses	(81,912)	(65,569)
Security deposits payable	-	(9,264)
Cash provided by operating activities	1,757,396	2,543,488

Cash Flows From Investing Activities:
Acquisition of property and equipment	(312,727)	(648,115)
Cash (used) in investing activities	(312,727)	(648,115)

Cash Flows From Financing Activities:
Payments - mortgage and other debt payments	(321,574)	(307,702)
Cash (used) in financing activities	(321,574)	(307,702)

Increase in cash, cash equivalents and restricted cash	1,123,095	1,587,671

Cash, cash equivalents and restricted cash at beginning of period	2,217,735	2,069,897

Cash, cash equivalents and restricted cash at end of period	$3,340,830	$3,657,568

See Notes to Accompanying Consolidated Financial Statements

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

The interim financial statements are prepared pursuant to the instructions for reporting on Form 10-Q and Article 8 of Regulations S-X of the SEC Rules and Regulations. The July 31, 2023 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2023. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2024 or any other period.

Restricted Cash

Restricted cash primarily consists of cash held in bank accounts for tenant security deposits and other amounts required under certain loan agreements.

Accounts Receivable

Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectibility become known. Collectibility issues include late rent payments, circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Management also assesses collectibility by reviewing accounts receivable on an aggregate basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers past due status and a tenant’s payment history. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions. Our assessment considers volatility in market conditions and evolving shifts in credit trends that may have a material impact on our allowance for uncollectible accounts receivables in future periods. The Company’s allowance for uncollectible receivables is recorded as an offset to receivables. Activity in the allowance for uncollectible receivables for each period follows:

	Allowance for Uncollectible Accounts Receivable		Bad Debt Expense
	Period Ended		Three Months Ended
	October 31	July 31	October 31
	2023	2023	2023	2022
Beginning balance	$115,000	$393,000	$—	$—
Charge-offs (recoveries)	—	(149,337)	(13,000)	—
Reserve adjustments	(20,000)	(128,663)	(20,000)	(60,000)
Ending Balance	$95,000	$115,000	$(33,000)	$(60,000)

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method and the declining-balance method. Amortization of improvements to leased property is calculated over the life of the lease. Lives used to determine depreciation and amortization are generally as follows:

Buildings and improvements	18-40 years
Improvements to leased property	3-40 years
Fixtures and equipment	7-12 years
Other	3-5 years

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

Impairment

The Company reviews property and equipment for possible impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. As of October 31, 2023 and July 31, 2023, the Company has determined there was no impairment of its property and equipment.

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

In April 2020, the Financial Accounting Standards Board issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy during the year ended July 31, 2020. Rent deferrals included in receivables were $20,000 and $50,000 as of October 31, 2023 and July 31, 2023, respectively.

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

The Company had a federal net operating loss carryforward approximating $9,172,000 as of July 31, 2023 available to offset future taxable income. As of July 31, 2023, the Company had unused net operating loss carryforwards of approximately $12,420,000 for state and $10,218,000 for city, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

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

2. Income (Loss) Per Share of Common Stock:

Income (loss) per share has been computed by dividing the net income (loss) for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income (loss) per share were 2,015,780 for the three months ended October 31, 2023 and 2022, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at October 31, 2023 and July 31, 2023.

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

	Fair value measurements at reporting date
Description	October 31, 2023	Level 1	Level 2	Level 3	July 31, 2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,136,874	$2,136,874	$—	$—	$2,300,441	$2,300,441	$—	$—

As of October 31, 2023 and July 31, 2023, the Company's marketable securities were classified as follows:

	October 31, 2023				July 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$595,166	$228,089	$–	$823,255	$595,166	$301,007	$–	$896,173
Equity securities	904,981	408,638	–	1,313,619	904,981	499,287	–	1,404,268
	$1,500,147	$636,727	$–	$2,136,874	$1,500,147	$800,294	$–	$2,300,441

Investment income consists of the following:

	Three Months Ended October 31
	2023	2022
Dividend and interest income	$9,245	$8,797
Total	$9,245	$8,797

4. Financial Instruments and Credit Risk Concentrations:

Financial instruments that are potentially subject to concentrations of credit risk consist principally of marketable securities, restricted cash, cash and cash equivalents, and receivables. Marketable securities, restricted cash, cash and cash equivalents are placed with multiple financial institutions and instruments to minimize risk. No assurance can be made that such financial institutions and instruments will minimize all such risk.

Three tenants accounted for approximately 50% and four tenants accounted for approximately 61% of receivables as of October 31, 2023 and July 31, 2023, respectively. During the three months ended October 31, 2023 and 2022, two tenants accounted for 27% and 30% of total rental revenue, respectively.

5. Long-Term Debt – Mortgages:

	Current Annual Interest Rate	Final Payment Date	October 31, 2023	July 31, 2023
Bond St. building, Brooklyn, NY (1)	4.375%	12/1/2024	$1,368,979	$1,653,117
Fishkill building (2)	3.98%	4/1/2025	3,508,283	3,545,719
Deferred financing costs			(45,103)	(54,631)
Net			$4,832,159	$5,144,205
(1)	In November 2019, the Company refinanced the remaining balance of a $6,000,000, 3.54% interest rate loan with another bank for $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate on the new loan is fixed at 4.375%. The loan is self-liquidating over a period of five years and secured by the Nine Bond Street land and building in Brooklyn, New York.
(2)	In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York land and building; amortized over a 20-year period with an interest rate of 3.98% and is due in five years.

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

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended October 31,
	2023	2022
Base rent - fixed	$4,921,887	$5,330,541
Reimbursements of common area costs	146,860	177,365
Non-lease components (real estate taxes)	255,054	261,828
Rental income	$5,323,801	$5,769,734

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of October 31, 2023
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2024	$8,752,113	$4,291,970	$13,044,083
2025	9,157,533	3,957,025	13,114,558
2026	8,028,846	3,620,069	11,648,915
2027	6,906,617	3,477,284	10,383,901
2028	6,069,044	3,431,411	9,500,455
2029	5,475,835	2,606,386	8,082,221
After 2029	20,359,611	3,114,274	23,473,885
Total	$64,749,599	$24,498,419	$89,248,018

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

In July 2022, the Company entered into lease agreements with its landlord for two of its properties as follows:

1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond May 31, 2030 for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. The effect of the lease extension on the measurement of operating right-of-use assets, liabilities, and monthly rent expense follows:
	Jamaica Avenue at 169th Street
	Increase in Operating Lease Right- of-Use Asset	Increase in Operating Lease Liability	Decrease in Monthly Rent Expense
Remeasurement change resulting from April 2023 lease extension	$1,201,952	$1,201,952	$(30,563)

As of October 31, 2023, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.

2)	504-506 Fulton Street, Brooklyn, New York – In July, 2022 the lease agreement was modified to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031. The effect of the lease modification on the measurement of operating right-of-use assets, liabilities, and monthly rent expense follows:

	504-506 Fulton Street
	Increase in Operating Lease Right- of-Use Asset	Increase in Operating Lease Liability	Increase in Monthly Rent Expense
Remeasurement change resulting from July 2022 lease modification	$94,412	$94,412	$2,563

The landlord is Weinstein Enterprises, Inc., an affiliated company principally owned by the Chairman of the Board of Directors who also principally owns the Company.

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended October 31,
	2023	2022
Sublease income	$1,824,879	$1,839,075
Operating lease cost	(748,711)	(840,400)
Excess of sublease income over lease cost	$1,076,168	$998,675

	Three Months Ended October 31,
	2023	2022
Other information:
Operating cash flows from operating leases	$535,510	$531,288

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of October 31, 2023:

Period Ended October 31,	Operating Leases
2024	$2,154,504
2025	2,171,538
2026	2,272,955
2027	2,333,737
2028	2,354,249
Thereafter	23,442,909
Total undiscounted cash flows	34,729,892
Less: present value discount	(8,511,323)
Total Lease Liabilities	$26,218,569

As of October 31, 2023, our operating leases had a weighted average remaining lease term of 16.41 years and a weighted average discount rate of 3.71%.

7. Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $120,251 and $113,500 as contributions to the Plan for the three months ended October 31, 2023 and 2022, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $24,229 and $27,281 for the three months ended October 31, 2023 and 2022, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to a union sponsored health benefit plan.

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

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2022
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2022
Plan used extended amortization provisions in status calculation:	Yes
Minimum required contribution:	Yes
Employer contributing greater than 5% of Plan contributions for year ended December 31, 2022:	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2025

For the plan years 2019 through November 30, 2021, under the pension fund’s rehabilitation plan, the Company agreed to pay a minimum contribution rate equal to a 9% increase over the prior year total contribution rate. Effective December 1, 2022 through the contract expiration date of November 30, 2025, the Company’s contribution rate is 20.16% of each covered employee’s pay. The contract also covers rates of pay, hours of employment and other conditions of employment for approximately 27% of the Company’s 30 employees. The Company considers that its labor relations with its employees and union are good.

8. Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	October 31
	2023	2022
Cash and cash equivalents	$2,339,016	$2,608,256
Restricted cash, tenant security deposits	898,791	950,430
Restricted cash, escrow	71,763	71,742
Restricted cash, other	31,260	27,140
	$3,340,830	$3,657,568

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Three Months Ended
	October 31
	2023	2022
Cash Flow Information
Interest paid, net of capitalized interest of $20,463 (2023) and $13,223 (2022)	$42,519	$62,782

9. Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2023 and at July 31, 2023.

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

In July 2022, the Company entered into lease agreements with Landlord as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond May 31, 2030 for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. As of October 31, 2023, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.
(2)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended October 31		Rent Expense Three Months Ended October 31
Property	2023	2022	2023	2022
Jamaica Avenue at 169th Street	$156,249	$156,249	$287,671	$379,359
504-506 Fulton Street	90,564	90,564	95,299	95,299
Total	$246,813	$246,813	$382,970	$474,658

The following summarizes assets and liabilities related to these two leases:

	Operating Lease
	Right-Of-Use Assets		Liabilities
Property	October 31 2023	July 31 2023	October 31 2023	July 31 2023	Expiration Date
Jamaica Avenue at 169th Street	$11,224,863	$11,430,657	$5,135,714	$5,210,087	May 31, 2035
504-506 Fulton Street	2,366,706	2,431,554	2,496,310	2,556,421	April 30, 2031
Total	$13,591,569	$13,862,211	$7,632,024	$7,766,508

Upon termination of the Jamaica, New York lease, currently in 2035, all premises included in operating lease right-of-use assets plus leasehold improvements will be turned over to the Landlord.

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

Results of Operations:

In the three months ended October 31, 2023, the Company reported net loss of $(192,544), or $(.10) per share. In the comparable three months ended October 31, 2022, the Company reported net income of $59,517, or $.03 per share. The change in the 2023 three months was primarily due to a decrease in revenues; partially offset by decreases in real estate operating costs, and interest expense and investment losses.

Revenues in the current three months decreased to $5,323,801 from $5,769,734 in the comparable 2022 three months primarily due to the loss of a tenant who agreed to terminate their lease effective March 31, 2023; combined with a decrease in rent revenue from a seasonal tenant occupying less space.

Real estate operating expenses in the current three months decreased to $3,692,616 from $3,785,421 in the comparable 2022 three months primarily due to a decrease in rent expense for the Jamaica, New York lease and payroll costs; partially offset by increases in real estate taxes and building maintenance costs.

Administrative and general expenses in the current three months of $1,254,573 approximated $1,250,231 in the comparable 2022 three months.

Depreciation expense in the current three months of $428,264 approximated $418,496 in the comparable 2022 three months.

Interest expense and investment losses in the current three months aggregated $(195,892) compared to $(241,069) in the comparable 2022 three months, primarily due to changes in the fair value of marketable securities combined with a decrease in interest expense.

Liquidity and Capital Resources:

In August 2023, a tenant who occupies 22,045 square feet at the Company’s Jamaica, New York premises renewed its lease for another five-year term through June 30, 2028. Brokerage commissions were $128,021.

In September 2023, the Company leased approximately 25,000 square feet at the Company’s Fishkill, New York building for use as storage space for four months expiring December 31, 2023. Total rent of $162,363 was prepaid at lease commencement and is being amortized as revenue over the entire term of the lease.

In September 2023, a tenant extended its leases for one year through September 30, 2024 as follows:

(1)	25,423 square feet at the Company’s 9 Bond Street Building in Brooklyn, New York.
(2)	38,109 square feet at the Company’s Jamaica, New York property.

Cash Flows From Operating Activities:

Accounts Payable and Accrued Expenses: The Company had a balance due on October 31, 2023 for brokerage commissions of $233,715.

Cash Flows From Investing Activities:

During the three months ended October 31, 2023, the Company had expenditures at its Fishkill, New York building of:

(1)	$99,130 for a store front which was completed in August 2023.
(2)	$17,646 for elevators.

During the three months ended October 31, 2023, the Company also had expenditures of $56,650 for facade restoration at its 9 Bond Street building in Brooklyn, New York and $139,301 for tenant improvements at the Company’s Jamaica, New York premises.

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

In July 2022, the Company entered into lease agreements with Landlord as follows:

(3)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond May 31, 2030 for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. As of October 31, 2023, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.
(4)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended October 31		Rent Expense Three Months Ended October 31
Property	2023	2022	2023	2022
Jamaica Avenue at 169th Street	$156,249	$156,249	$287,671	$379,359
504-506 Fulton Street	90,564	90,564	95,299	95,299
Total	$246,813	$246,813	$382,970	$474,658

The following summarizes assets and liabilities related to these two leases:

	Operating Lease
	Right-Of-Use Assets		Liabilities
Property	October 31 2023	July 31 2023	October 31 2023	July 31 2023	Expiration Date
Jamaica Avenue at 169th Street	$11,224,863	$11,430,657	$5,135,714	$5,210,087	May 31, 2035
504-506 Fulton Street	2,366,706	2,431,554	2,496,310	2,556,421	April 30, 2031
Total	$13,591,569	$13,862,211	$7,632,024	$7,766,508

Upon termination of the Jamaica, New York lease, currently in 2035, all premises included in operating lease right-of-use assets plus leasehold improvements will be turned over to the Landlord.

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, our expenses, and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth, or inflation, in the United States;
•	the ability to obtain credit from financial institutions and the related costs;
•	changes in the financial condition of our customers;
•	changes in regulatory environment;
•	lease cancellations;
•	changes in our estimates of costs;
•	war, terrorist attacks, or civil unrest effecting facilities where services are or may be provided;
•	outcomes of pending and future litigation;
•	increasing competition by other companies;
•	compliance with our loan covenants;
•	recoverability of claims against our customers and others by us and claims by third parties against us;
•	changes in estimates used in our critical accounting policies; and
•	pandemics, such as COVID-19, and the related trends of office versus remote work practices.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On October 31, 2023, the Company had fixed-rate debt of $4,877,262.

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

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit Number	Exhibit	Sequentially Numbered Page
(3)	Articles of Incorporation and Bylaws:	N/A
(3i)	Certificate of Incorporation and certificate of amendment — incorporated by reference.
(3ii)	By-laws, as amended — incorporated by reference	N/A
(10i)	Material contracts - Retirement plan — incorporated by reference	N/A
(10ii)	Material contracts - Employment agreements — incorporated by reference	N/A
(11)	Statement re computation of per share earnings — not applicable.	N/A
(12)	Statement re computation of ratios — not applicable.	N/A
(14)	Code of ethics — not applicable.	N/A
(15)	Letter re unaudited interim financial information — not applicable.	N/A
(18)	Letter re change in accounting principles — not applicable.	N/A
(19)	Report furnished to security holders — incorporated by reference.	N/A
(31)	Additional exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.1) Chief Executive Officer	20
	(31.2) Chief Financial Officer	21
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	22
(95)	Mine safety disclosure — not applicable.	N/A
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(b)	Report on Form 8-K – Two reports on Form 8-K were filed by the registrant for the period ended October 31, 2023.

Items reported:

The Company reported its financial results for the three and twelve months ended July 31, 2023.

Date of report filed – October 19, 2023.

The Company reported departure of a certain officer.

Date of report filed – October 5, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 7, 2023	Lloyd J. Shulman
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President

Date:	December 7, 2023	Mark S. Greenblatt
Mark S. Greenblatt
Vice President,
Chief Financial Officer and Treasurer,
Director
-19-