Form 10-Q
period 2024-01-31
MAYS J W INC
filed 2024-03-14
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark if the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2024
Common Stock, $1 par value	2,015,780 shares

This report contains 26 pages.

J. W. MAYS, INC.

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31 2024	July 31 2023
ASSETS
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements, and fixtures	78,025,569	77,703,358
Construction in progress	2,276,626	1,767,444
	80,302,195	79,470,802
Accumulated depreciation	(38,935,606)	(38,123,199)
Buildings held for leasing - net	41,366,589	41,347,603
Property and equipment-net	47,434,394	47,415,408

Cash and cash equivalents	691,515	1,215,921
Restricted cash	1,055,925	1,001,814
Receivables, net	3,142,165	3,044,190
Marketable securities	2,165,087	2,300,441
Prepaids and other assets	2,492,647	2,773,004
Deferred charges, net	3,703,834	3,250,700
Operating lease right-of-use assets	29,897,097	30,913,904
TOTAL ASSETS	$90,582,664	$91,915,382

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgages payable	$4,516,539	$5,144,205
Accounts payable and accrued expenses	1,898,342	1,718,435
Security deposits payable	1,053,901	1,005,925
Operating lease liabilities	25,920,780	26,512,112
Deferred income taxes	4,179,000	4,230,000
Total Liabilities	37,568,562	38,610,677

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	48,777,412	49,068,015
	54,301,954	54,592,557
Common stock held in treasury, at cost - 162,517 shares at January 31, 2024 and July 31, 2023	(1,287,852)	(1,287,852)
Total shareholders’ equity	53,014,102	53,304,705
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,582,664	$91,915,382

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31 2024	January 31 2023	January 31 2024	January 31 2023
Revenues
Rental income	$5,414,843	$5,837,819	$10,738,644	$11,607,553
Total revenues	5,414,843	5,837,819	10,738,644	11,607,553

Expenses
Real estate operating expenses	3,826,998	3,958,144	7,519,614	7,743,565
Administrative and general expenses	1,486,632	1,406,855	2,741,205	2,657,086
Depreciation	429,258	422,815	857,522	841,311
Total expenses	5,742,888	5,787,814	11,118,341	11,241,962

Income (loss) from operations	(328,045)	50,005	(379,697)	365,591

Other income (loss) and interest expense:
Dividend and interest income	57,191	75,010	66,436	83,807
Net realized gain on marketable securities	149,260	–	149,260	–
Net unrealized gain (loss) on marketable securities	55,916	5,762	(107,651)	(181,441)
Interest expense, net of capitalized interest	(28,381)	(71,039)	(69,951)	(133,702)
	233,986	9,733	38,094	(231,336)

Income (loss) from operations before income taxes	(94,059)	59,738	(341,603)	134,255
Income taxes provided (benefit)	4,000	15,000	(51,000)	30,000
Net income (loss)	$(98,059)	$44,738	$(290,603)	$104,255

Income (loss) per common share, basic and diluted	$(.04)	$.02	$(.14)	$.05

Dividends per share	$–	$–	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended January 31, 2024
Balance at October 31, 2023	$2,178,297	$3,346,245	$48,875,471	$(1,287,852)	$53,112,161
Net loss, three months ended January 31, 2024	–	–	(98,059)	–	(98,059)
Balance at January 31, 2024	$2,178,297	$3,346,245	$48,777,412	$(1,287,852)	$53,014,102
Three Months Ended January 31, 2023
Balance at October 31, 2022	$2,178,297	$3,346,245	$49,210,496	$(1,287,852)	$53,447,186
Net income, three months ended January 31, 2023	–	–	44,738	–	44,738
Balance at January 31, 2023	$2,178,297	$3,346,245	$49,255,234	$(1,287,852)	$53,491,924
	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Six Months Ended January 31, 2024
Balance at July 31, 2023	$2,178,297	$3,346,245	$49,068,015	$(1,287,852)	$53,304,705
Net loss, six months ended January 31, 2024	–	–	(290,603)	–	(290,603)
Balance at January 31, 2024	$2,178,297	$3,346,245	$48,777,412	$(1,287,852)	$53,014,102
Six Months Ended January 31, 2023
Balance at July 31, 2022	$2,178,297	$3,346,245	$49,150,979	$(1,287,852)	$53,387,669
Net income, six months ended January 31, 2023	–	–	104,255	–	104,255
Balance at January 31, 2023	$2,178,297	$3,346,245	$49,255,234	$(1,287,852)	$53,491,924

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended January 31
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(290,603)	$104,255

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt recoveries	(32,573)	(41,410)
Provision (Benefit) for deferred income taxes	(51,000)	30,000
Depreciation	857,522	841,311
Loss on asset disposal	12,478	–
Amortization of deferred charges	259,715	224,000
Other Assets - deferred charges	(712,849)	–
Operating lease expense in excess of cash payments	425,475	617,331
Deferred finance costs included in interest expense	19,056	19,056
Net realized gain on marketable securities	(149,260)	–
Net unrealized loss on marketable securities	107,651	181,441
Changes in Operating Assets and Liabilities:
Receivables	(65,402)	232,055
Prepaid expenses and other assets	280,357	257,657
Accounts payable and accrued expenses	179,907	(617,729)
Security deposits payable	47,976	(73,002)
Cash provided by operating activities	888,450	1,774,965

Cash Flows From Investing Activities:
Acquisition of property and equipment	(888,986)	(821,329)
Marketable securities:
Receipts from sales	300,000	–
Payments for purchases	(123,037)	(66,190)
Cash (used) in investing activities	(712,023)	(887,519)

Cash Flows From Financing Activities:
Payments - mortgages	(646,722)	(618,825)
Net cash (used) in financing activities	(646,722)	(618,825)

Increase (decrease) in cash, cash equivalents and restricted cash	(470,295)	268,621

Cash, cash equivalents and restricted cash at beginning of period	2,217,735	2,069,897

Cash, cash equivalents and restricted cash at end of period	$1,747,440	$2,338,518

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

Basis of Presentation

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

Accounts Receivable

Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectibility become known. Collectibility issues include late rent payments, circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Management also assesses collectibility by reviewing accounts receivable on an aggregate basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers past due status and a tenant’s payment history. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions. Our assessment considers volatility in market conditions and evolving shifts in credit trends that may have a material impact on our allowance for uncollectible accounts receivable in future periods. The Company’s allowance for uncollectible receivables is recorded as an offset to receivables. Activity in the allowance for uncollectible receivables and bad debt expense for each period follows:

	Allowance for Uncollectible Accounts Receivables		Bad Debt Expense
	Period Ended		Three Months Ended		Six Months Ended
	January 31	July 31	January 31		January 31
	2024	2023	2024	2023	2024	2023
Beginning balance	$115,000	$393,000	$–	$–	$–	$–
Charge-offs	(28,520)	(149,337)	–	43,253	–	43,253
Recoveries	–	–	(5,000)	–	(18,000)	–
Reserve Adjustments	25,520	(128,663)	5,427	(24,663)	(14,573)	(84,663)
Ending balance	$112,000	$115,000	$427	$18,590	$(32,573)	$(41,410)

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method. Amortization of improvements to leased property is calculated over the life of the lease. Lives used to determine depreciation and amortization are generally as follows:

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

Impairment

The Company reviews property and equipment for possible impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. As of January 31, 2024 and July 31, 2023, the Company has determined there was no impairment of its property and equipment.

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

In April 2020, the Financial Accounting Standards Board issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy during the year ended July 31, 2020. Rent deferrals included in receivables were $0 and $50,000 as of January 31, 2024 and July 31, 2023, respectively.

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

The Company had a federal net operating loss carryforward approximating $9,172,000 as of July 31, 2023 available to offset future taxable income. As of July 31, 2023, the Company had unused state and city net operating loss carryforwards of approximately $12,420,000 for state and $10,218,000 for city, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

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

Income (loss) per share has been computed by dividing the net income (loss) for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income (loss) per share were 2,015,780 for the three and six months ended January 31, 2024 and 2023, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at January 31, 2024 and July 31, 2023.

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

	Fair value measurements at reporting date
Description	Total January 31, 2024	Level 1	Level 2	Level 3	Total July 31, 2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,165,087	$2,165,087	$–	$–	$2,300,441	$2,300,441	$–	$–

As of January 31, 2024 and July 31, 2023, the Company’s marketable securities were classified as follows:

	January 31, 2024				July 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$567,463	$143,527	$–	$710,990	$595,166	$301,007	$–	$896,173
Equity securities	904,981	549,116	–	1,454,097	904,981	499,287	–	1,404,268
	$1,472,444	$692,643	$–	$2,165,087	$1,500,147	$800,294	$–	$2,300,441

Investment income consists of the following:

	Three Months Ended January 31		Six Months Ended January 31
	2024	2023	2024	2023
Dividend and interest income	$57,191	$75,010	$66,436	$83,807
Net realized gain on sale of marketable securities	149,260	–	149,260	–
Net unrealized gain (loss) on marketable securities	55,916	5,762	(107,651)	(181,441)
Total	$262,367	$80,772	$108,045	$(97,634)

4.	Financial Instruments and Credit Risk Concentrations:

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

Four tenants accounted for approximately 62% and 61% of receivables as of January 31, 2024 and July 31, 2023, respectively. During the six months ended January 31, 2024 and 2023, two tenants accounted for 27% and 30% of total rental revenue, respectively.

5.	Long-Term Debt – Mortgages:

	Current Annual Interest Rate	Final Payment Date	January 31, 2024	July 31, 2023
(1) Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$1,081,640	$1,653,117
(2) Fishkill building	3.98%	4/1/2025	3,470,474	3,545,719
Deferred financing costs			(35,575)	(54,631)
Net			$4,516,539	$5,144,205

(1)	In November 2019, the Company refinanced the remaining balance of a $6,000,000, 3.54% interest rate loan with another bank for $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate on the new loan is fixed at 4.375%. The loan is self-liquidating over a period of five years and secured by the Nine Bond Street land and building in Brooklyn, New York.
(2)	In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York land and building; amortized over a 20-year period with a fixed interest rate of 3.98% and is due in five years.

Expenditures for additions and major renewals or improvements are capitalized along with the associated interest cost during construction. Interest expense, net of capitalized interest follows:

	Three Months Ended January 31		Six Months Ended January 31
	2024	2023	2024	2023
Interest expense	$(56,282)	$(71,668)	$(118,315)	$(147,554)
Capitalized interest	27,901	629	48,364	13,852
Interest expense, net of capitalized interest	$(28,381)	$(71,039)	$(69,951)	$(133,702)

6.	Operating Leases:

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

The following table disaggregates the Company’s revenues by lease and non-lease components:

	Three Months Ended January 31		Six Months Ended January 31
	2024	2023	2024	2023
Base rent - fixed	$4,954,633	$5,332,288	$9,876,520	$10,662,829
Reimbursements of common area costs	199,694	225,960	346,554	403,325
Non-lease components (real estate taxes)	260,516	279,571	515,570	541,399
Rental income	$5,414,843	$5,837,819	$10,738,644	$11,607,553

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of January 31, 2024
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2024	$6,054,167	$3,123,221	$9,177,388
2025	9,504,963	4,589,909	14,094,872
2026	8,394,453	4,258,525	12,652,978
2027	7,264,152	4,114,812	11,378,964
2028	6,426,581	4,068,938	10,495,519
2029	5,833,371	3,243,914	9,077,285
After 2029	22,485,794	6,420,696	28,906,490
Total	$65,963,481	$29,820,015	$95,783,496

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

As of January 31, 2024, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.

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

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2024	2023	2024	2023
Sublease income	$1,846,320	$1,851,181	$3,671,199	$3,690,256
Operating lease cost	(748,984)	(840,400)	(1,497,695)	(1,680,800)
Excess of sublease income over lease cost	$1,097,336	$1,010,781	$2,173,504	$2,009,456
	Three Months Ended January 31		Six Months Ended January 31
Other information:	2024	2023	2024	2023
Operating cash flows from operating leases	$536,439	$532,181	$1,071,949	$1,063,469

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of January 31, 2024:

Period Ended January 31,	Operating Leases
2025	$2,158,823
2026	2,181,170
2027	2,303,496
2028	2,338,782
2029	2,359,461
Thereafter	22,851,721
Total undiscounted cash flows	34,193,453
Less: present value discount	(8,272,673)
Total Lease Liabilities	$25,920,780

As of January 31, 2024, our operating leases had a weighted average remaining lease term of 16.23 years and a weighted average discount rate of 3.69%.

7.	Employees’ Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $120,728 and $240,979 as contributions to the Plan for the three and six months ended January 31, 2024, respectively, and $113,500 and $227,000 as contributions to the plan for the three and six months ended January 31, 2023, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. Company contributions to the pension plan were $27,381 and $51,610 for the three and six months ended January 31, 2024, respectively, and $32,460 and $59,741 for the three and six months ended January 31, 2023, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	January 31
	2024	2023
Cash and cash equivalents	$691,515	$1,352,944
Restricted cash, tenant security deposits	952,902	886,692
Restricted cash, escrow	71,763	71,742
Restricted cash, other	31,260	27,140
	$1,747,440	$2,338,518

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Six Months Ended January 31
	2024	2023
Cash Flow Information
Interest paid, net of capitalized interest of $48,364 (2024) and $13,852 (2023)	$73,178	$136,000
Income taxes paid (refunded)	–	–

9.	Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2024 and at July 31, 2023.

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

In July 2022, the Company entered into lease agreements with Landlord as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond May 31, 2030 for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. As of January 31, 2024, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.
(2)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended January 31		Rent Payments Six Months Ended January 31		Rent Expense Three Months Ended January 31		Rent Expense Six Months Ended January 31
Property	2024	2023	2024	2023	2024	2023	2024	2023
Jamaica Avenue at 169th Street	$156,250	$156,250	$312,500	$312,500	$287,670	$379,359	$575,341	$758,719
504-506 Fulton Street	90,564	90,564	181,128	181,128	95,299	95,299	190,597	190,597
Total	$246,814	$246,814	$493,628	$493,628	$382,969	$474,658	$765,938	$949,316

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use Assets		Liabilities
Property	January 31 2024	July 31 2023	January 31 2024	July 31 2023	Expiration Date
Jamaica Avenue at 169th Street	$11,017,876	$11,430,657	$5,060,147	$5,210,087	May 31, 2035
504-506 Fulton Street	2,301,125	2,431,554	2,435,464	2,556,421	April 30, 2031
Total	$13,319,001	$13,862,211	$7,495,611	$7,766,508

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

Results of Operations:

Three months ended January 31, 2024 compared to the three months ended January 31, 2023:

In the three months ended January 31, 2024, the Company reported net loss of $(98,059), or $(.04) per share. In the comparable three months ended January 31, 2023, the Company reported net income of $44,738, or $.02 per share. The change in the 2024 three months was primarily due to a decrease in rental income; partially offset by decreases in real estate operating costs, a decrease in interest expense, net of capitalized interest, and increases in the fair value of marketable securities.

Revenues in the current three months decreased to $5,414,843 from $5,837,819 in the comparable 2023 three months primarily due to the loss of a tenant who agreed to terminate their lease effective March 31, 2023; combined with a decrease in rent revenue from a seasonal tenant occupying less space.

Real estate operating expenses in the current three months decreased to $3,826,998 from $3,958,144 in the comparable 2023 three months primarily due to a decrease in rent expense for the Jamaica, New York lease, and building maintenance costs; partially offset by increases in real estate taxes.

Administrative and general expenses in the current three months increased to $1,486,632 from $1,406,855 in the comparable 2023 three months primarily due to increases in payroll.

Depreciation expense in the current three months of $429,258 approximated $422,815 in the comparable 2023 three months.

Investment income exceeded interest expense, net of capitalized interest, in the current three months by $233,986 compared to $9,733 in the comparable 2023 three months. The improvement in the 2024 three months was primarily due to increases in the fair value of marketable securities resulting in realized gains in the current period compared to 2023.

Six months ended January 31, 2024 compared to the six months ended January 31, 2023:

In the six months ended January 31, 2024, the Company reported net loss of $(290,603), or $(.14) per share. In the comparable six months ended January 31, 2023, the Company reported net income of $104,255, or $.05 per share. The change in the 2024 six months was primarily due to a decrease in rental income; partially offset by decreases in real estate operating costs, a decrease in interest expense, net of capitalized interest, and increases in the fair value of marketable securities.

Revenues in the current six months decreased to $10,738,644 from $11,607,553 in the comparable 2023 six months primarily due to the loss of a tenant who agreed to terminate their lease effective March 31, 2023; combined with a decrease in rent revenue from a seasonal tenant occupying less space.

Real estate operating expenses in the current six months decreased to $7,519,614 from $7,743,565 in the comparable 2023 six months primarily due to a decrease in rent expense for the Jamaica, New York lease, and building maintenance costs; partially offset by increases in real estate taxes.

Administrative and general expenses in the current six months increased to $2,741,205 from $2,657,086 in the comparable 2023 six months primarily due to increases in payroll.

Depreciation expense in the current six months of $857,522 approximated $841,311 in the comparable 2023 six months.

Investment income exceeded interest expense, net of capitalized interest, in the current six months by $38,094 primarily due to increases in the fair value of marketable securities. In the comparable 2023 six months, interest expense, net of capitalized interest, combined with investment losses aggregated $(231,336) primarily from higher interest expense and also due to decreases in the fair value of marketable securities resulting in a greater unrealized loss on marketable securities.

Liquidity and Capital Resources:

Commercial Leasing Activities

In August 2023, a tenant who occupies 22,045 square feet at the Company’s Jamaica, New York premises renewed its lease for another five-year term through June 30, 2028. Brokerage commissions were $128,021.

In September 2023, the Company leased approximately 25,000 square feet at the Company’s Fishkill, New York building for use as storage space for four months expiring December 31, 2023. Total rent of $162,363 was prepaid at lease commencement and was being amortized as revenue over the entire term of the lease.

In September 2023, a tenant extended its leases for one year through September 30, 2024 as follows:

(1)	25,423 square feet at the Company’s 9 Bond Street Building in Brooklyn, New York.
(2)	38,109 square feet at the Company’s Jamaica, New York property.

In November 2023, a tenant who occupies 785 square feet at the Company’s 9 Bond Street Building in Brooklyn, New York premises renewed its lease for another two-year term through January 31, 2026.

In December 2023, the Company leased approximately 4,000 square feet at the Company’s Fishkill, New York building for use as a cross-fit gym. Rent commencement is expected in the summer of 2024 for a term of ten years from rent commencement. The costs of renovations for this tenant are anticipated to be completed by summer 2024 for approximately $100,000. Brokerage commissions were $48,532.

In December 2023, the Company leased approximately 5,632 square feet at the Company’s 9 Bond Street Building in Brooklyn, New York to an office tenant with rent commencement expected May 1, 2024, for a term of ten years from rent commencement, with two options for an additional five years. The costs of renovations for this tenant are expected to be approximately $100,000. Brokerage commissions were $50,714.

In November 2023, the Company leased approximately 1,600 square feet to a coffee store retailer at the Company’s 9 Bond Street Building in Brooklyn, New York for ten years from rent commencement anticipated November 1, 2024, with two options for an additional five years. The costs of renovations for this tenant are expected to be approximately $1,000,000. Brokerage commissions were $95,760.

The Company extended a lease with an office tenant for ten years expiring November 30, 2033, including a space reduction from 46,421 to 23,210 square feet. The annual base rent of $653,968 (reduced from $1,098,500) commences after renovations are complete. Renovations are expected to be completed in the summer of 2024 at an approximate cost of $1,300,000. Once renovations are complete, additional rent of $156,000 will be paid annually over ten years. Brokerage commissions were $365,755.

Cash Flows From Operating Activities

Accounts Payable and Accrued Expenses: The Company had a balance due on January 31, 2024 for brokerage commissions of $714,992.

Cash Flows From Investing Activities

During the six months ended January 31, 2024, the Company had expenditures at its:

Fishkill, New York building of:

-	$99,130 for a store front which was completed in August 2023.
-	$80,946 for elevators.

9 Bond Street building in Brooklyn, New York of:

-	$233,920 for façade restoration.
-	$93,877 for new tenant improvements is complete and expected to be placed in service on May, 1 2024.
-	$118,265 for new tenant improvements expected to be completed by November 2024 at a total cost of $1,000,000.

During the six months ended January 31, 2024, the Company had expenditures of $64,573 for roof work at its 25 Bond Street building in Brooklyn, New York, and $4,546 of steel work at the Company’s Jowein building in Brooklyn, New York.

Costs incurred for tenant improvements at the Company’s Jamaica, New York premises were $193,729 as of January 31, 2024, including:

-	Improvements of $20,729 anticipated to be completed in the summer 2024 at a total cost of approximately $1,300,000.
-	Improvements of $173,000 complete as of January 31, 2024.

Source of Funds

Including the estimated costs to complete improvements mentioned above, the Company anticipates incurring an additional $3.2 million in capital expenditures over the next twelve months ending January 31, 2025. The Company’s primary source of liquidity is 1) cash provided by operations, 2) marketable securities, and 3) borrowings. Total liquidity as of January 31, 2024 was $2,856,602, which consists of cash and cash equivalents of $691,515 and the fair value of marketable securities of $2,165,087. Total liquidity includes proceeds from fixed rate borrowings as of January 31, 2024. In addition, the Company is in the process of securing an additional line of credit, if needed, with an affiliated entity, Weinstein Enterprises, Inc. (“Weinstein”), principally owned by the Chairman of the Board of Directors of both the Company and Weinstein.

We believe our sources of liquidity described above will be sufficient to meet our obligations as of January 31, 2024, and over the next 12 months.

Future Liquidity

The Company’s ability to increase cash flows from operations, and to obtain additional sources of borrowings is dependent on many factors such as the continuously evolving local and macroeconomic commercial real estate markets, the effects of the overall economy, fluctuating interest rates, inflation, trends of office versus remote work practices, City & State regulations, and increasing real estate tax assessments. There is no assurance the Company will be successful in securing additional sources of financing when needed.

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

In July 2022, the Company entered into lease agreements with Landlord as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond May 31, 2030 for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. As of January 31, 2024, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.
(2)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended January 31		Rent Payments Six Months Ended January 31		Rent Expense Three Months Ended January 31		Rent Expense Six Months Ended January 31
Property	2024	2023	2024	2023	2024	2023	2024	2023
Jamaica Avenue at 169th Street	$156,250	$156,250	$312,500	$312,500	$287,670	$379,359	$575,341	$758,719
504-506 Fulton Street	90,564	90,564	181,128	181,128	95,299	95,299	190,597	190,597
Total	$246,814	$246,814	$493,628	$493,628	$382,969	$474,658	$765,938	$949,316

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use Assets		Liabilities
Property	January 31 2024	July 31 2023	January 31 2024	July 31 2023	Expiration Date
Jamaica Avenue at 169th Street	$11,017,876	$11,430,657	$5,060,147	$5,210,087	May 31, 2035
504-506 Fulton Street	2,301,125	2,431,554	2,435,464	2,556,421	April 30, 2031
Total	$13,319,001	$13,862,211	$7,495,611	$7,766,508

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

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q, and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, our expenses, and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth, or inflation, in the United States;
•	the ability to obtain credit from financial institutions and the related costs;
•	changes in the financial condition of our customers;
•	changes in regulatory environment;
•	lease cancellations;
•	changes in our estimates of costs;
•	war, terrorist attacks, or civil unrest effecting facilities where services are or may be provided;
•	outcomes of pending and future litigation;
•	increasing competition by other companies;
•	compliance with our loan covenants;
•	recoverability of claims against our customers and others by us and claims by third parties against us;
•	changes in estimates used in our critical accounting policies; and
•	pandemics and the ongoing effects of COVID-19, and the related trends of office versus remote work practices.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On January 31, 2024, the Company had fixed-rate debt of $4,552,114.

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

(b) Reports on Form 8-K – Four reports on Form 8-K were filed by the registrant for the period ended January 31, 2024.

Items reported:

The Company reported results of submission of matters to a vote of security holders
Date of report filed – November 22, 2023.

The Company reported appointment of a Chief Financial Officer.
Date of report filed – November 22, 2023.

The Company reported its financial results for the three months ended October 31, 2023.
Date of report filed – December 7, 2023.

The Company entered into a Consulting Agreement with a former officer of the Company.
Date of report filed – January 2, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 14, 2024	Lloyd J. Shulman
Lloyd J. Shulman
Chairman of the Board, Chief Executive Officer and President

Date:	March 14, 2024	Ward L. Lyke, Jr.
Ward L. Lyke, Jr.
Vice President, Chief Financial Officer and Treasurer
-23-