Form 10-Q
period 2024-04-30
MAYS J W INC
filed 2024-06-13
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	MAYS	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 13, 2024
Common Stock, $1 par value	2,015,780 shares

This report contains 26 pages.

J. W. MAYS, INC.

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30 2024	July 31 2023
ASSETS
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements, and fixtures	78,826,842	77,703,358
Construction in progress	2,649,184	1,767,444
	81,476,026	79,470,802
Accumulated depreciation	(39,364,820)	(38,123,199)
Buildings held for leasing - net	42,111,206	41,347,603
Property and equipment-net	48,179,011	47,415,408

Cash and cash equivalents	1,171,121	1,215,921
Restricted cash	1,040,761	1,001,814
Receivables, net	3,293,416	3,044,190
Marketable securities	2,149,996	2,300,441
Prepaids and other assets	1,595,361	2,773,004
Deferred charges, net	3,617,588	3,250,700
Operating lease right-of-use assets	29,383,660	30,913,904
TOTAL ASSETS	$90,430,914	$91,915,382

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgages payable	$4,197,196	$5,144,205
Accounts payable and accrued expenses	2,498,676	1,718,435
Security deposits payable	1,120,060	1,005,925
Operating lease liabilities	25,617,760	26,512,112
Deferred income taxes	4,068,000	4,230,000
Total Liabilities	37,501,692	38,610,677

Shareholders’ Equity:
Common stock, par value $1 each share (shares - 5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	48,692,532	49,068,015
	54,217,074	54,592,557
Common stock held in treasury, at cost - 162,517 shares at April 30, 2024 and July 31, 2023	(1,287,852)	(1,287,852)
Total shareholders’ equity	52,929,222	53,304,705
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,430,914	$91,915,382

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30 2024	April 30 2023	April 30 2024	April 30 2023
Revenues
Rental income	$5,364,324	$5,563,396	$16,102,968	$17,170,949
Total revenues	5,364,324	5,563,396	16,102,968	17,170,949

Expenses
Real estate operating expenses	3,826,499	3,851,857	11,346,113	11,595,422
Administrative and general expenses	1,265,307	1,313,372	4,006,512	3,970,458
Depreciation	429,215	422,208	1,286,737	1,263,519
Total expenses	5,521,021	5,587,437	16,639,362	16,829,399

Income (loss) from operations	(156,697)	(24,041)	(536,394)	341,550

Other income (loss) and interest expense:
Dividend and interest income	7,617	5,846	74,053	89,653
Net realized gain on sale of marketable securities	–	–	149,260	–
Net unrealized gain (loss) on marketable securities	(11,633)	4,769	(119,284)	(176,672)
Interest expense, net of capitalized interest	(35,167)	(44,734)	(105,118)	(178,436)
	(39,183)	(34,119)	(1,089)	(265,455)

Income (loss) from operations before income taxes	(195,880)	(58,160)	(537,483)	76,095
Income taxes provided (benefit)	(111,000)	(19,000)	(162,000)	11,000
Net income (loss)	$(84,880)	$(39,160)	$(375,483)	$65,095

Income (loss) per common share, basic and diluted	$(.04)	$(.02)	$(.19)	$.03

Dividends per share	$–	$–	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended April 30, 2024
Balance at January 31, 2024	$2,178,297	$3,346,245	$48,777,412	$(1,287,852)	$53,014,102
Net loss, three months ended April 30, 2024	–	–	(84,880)	–	(84,880)
Balance at April 30, 2024	$2,178,297	$3,346,245	$48,692,532	$(1,287,852)	$52,929,222
Three Months Ended April 30, 2023
Balance at January 31, 2023	$2,178,297	$3,346,245	$49,255,234	$(1,287,852)	$53,491,924
Net loss, three months ended April 30, 2023	–	–	(39,160)	–	(39,160)
Balance at April 30, 2023	$2,178,297	$3,346,245	$49,216,074	$(1,287,852)	$53,452,764

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Nine Months Ended April 30, 2024
Balance at July 31, 2023	$2,178,297	$3,346,245	$49,068,015	$(1,287,852)	$53,304,705
Net loss, nine months ended April 30, 2024	–	–	(375,483)	–	(375,483)
Balance at April 30, 2024	$2,178,297	$3,346,245	$48,692,532	$(1,287,852)	$52,929,222
Nine Months Ended April 30, 2023
Balance at July 31, 2022	$2,178,297	$3,346,245	$49,150,979	$(1,287,852)	$53,387,669
Net income, nine months ended April 30, 2023	–	–	65,095	–	65,095
Balance at April 30, 2023	$2,178,297	$3,346,245	$49,216,074	$(1,287,852)	$53,452,764

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended April 30
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(375,483)	$65,095

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt recoveries	(37,573)	(65,410)
Provision (benefit) for deferred income taxes	(162,000)	11,000
Depreciation	1,286,737	1,263,519
Loss on asset disposal	12,478	–
Amortization of deferred charges	377,567	336,001
Deferred charges	(744,455)	(88,841)
Operating lease expense in excess of cash payments	635,892	893,203
Deferred finance costs included in interest expense	28,584	28,584
Net realized gain on marketable securities	(149,260)	–
Net unrealized loss on marketable securities	119,284	176,672
Changes in Operating Assets and Liabilities:
Receivables	(211,653)	223,530
Prepaid expenses and other assets	1,177,643	1,347,964
Accounts payable and accrued expenses	780,241	(870,182)
Security deposits payable	114,135	(57,602)
Cash provided by operating activities	2,852,137	3,263,533

Cash Flows From Investing Activities:
Acquisition of property and equipment	(2,062,818)	(987,104)
Marketable securities:
Receipts from sales	300,000	–
Payments for purchases	(119,579)	(62,860)
Cash (used) in investing activities	(1,882,397)	(1,049,964)

Cash Flows From Financing Activities:
Payments - mortgages	(975,593)	(933,912)
Net cash (used) in financing activities	(975,593)	(933,912)

Increase (decrease) in cash, cash equivalents and restricted cash	(5,853)	1,279,657

Cash, cash equivalents and restricted cash at beginning of period	2,217,735	2,069,897

Cash, cash equivalents and restricted cash at end of period	$2,211,882	$3,349,554

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

	Allowance for Uncollectible Accounts Receivables		Bad Debt Expense
	Period Ended		Three Months Ended		Nine Months Ended
	April 30	July 31	April 30		April 30
	2024	2023	2024	2023	2024	2023
Beginning balance	$115,000	$393,000	$–	$–	$–	$–
Charge-offs	(112,552)	(149,337)	–	–	–	43,253
Recoveries	–	–	(5,000)	–	(23,000)	–
Reserve Adjustments	37,964	(128,663)	–	(24,000)	(14,573)	(108,663)
Ending balance	$40,412	$115,000	$(5,000)	$(24,000)	$(37,573)	$(65,410)

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

Impairment

The Company reviews property and equipment for possible impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. As of April 30, 2024 and July 31, 2023, the Company has determined there was no impairment of its property and equipment.

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

In April 2020, the Financial Accounting Standards Board issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. The Company elected this policy during the year ended July 31, 2020. Rent deferrals included in receivables were $0 and $50,000 as of April 30, 2024 and July 31, 2023, respectively.

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

Income (loss) per share has been computed by dividing the net income (loss) for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income (loss) per share were 2,015,780 for the three and nine months ended April 30, 2024 and 2023, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at April 30, 2024 and July 31, 2023:

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

	Fair value measurements at reporting date
Description	Total April 30, 2024	Level 1	Level 2	Level 3	Total July 31, 2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,149,996	$2,149,996	$–	$–	$2,300,441	$2,300,441	$–	$–

As of April 30, 2024 and July 31, 2023, the Company’s marketable securities were classified as follows:

	April 30, 2024				July 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$567,463	$161,685	$–	$729,148	$595,166	$301,007	$–	$896,173
Equity securities	901,523	519,325	–	1,420,848	904,981	499,287	–	1,404,268
	$1,468,986	$681,010	$–	$2,149,996	$1,500,147	$800,294	$–	$2,300,441

Investment income (loss) consists of the following:

	Three Months Ended April 30		Nine Months Ended April 30
	2024	2023	2024	2023
Dividend and interest income	$7,617	$5,846	$74,053	$89,653
Net realized gain on sale of marketable securities	–	–	149,260	–
Net unrealized gain (loss) on marketable securities	(11,633)	4,769	(119,284)	(176,672)
Total	$(4,016)	$10,615	$104,029	$(87,019)

4.	Financial Instruments and Credit Risk Concentrations:

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

Three tenants accounted for approximately 53% of receivables as of April 30, 2024, and four tenants accounted for 61% of receivables as of July 31, 2023. During the three and nine months ended April 30, 2024, two tenants accounted for 27% of total rental revenue. During the three and nine months ended April 30, 2023, two tenants accounted for 30% of total rental revenue.

5.	Long-Term Debt – Mortgages:
	Current Annual Interest Rate	Final Payment Date	April 30, 2024	July 31, 2023
(1) Bond St. building, Brooklyn, NY	4.375%	12/1/2024	$790,956	$1,653,117
(2) Fishkill building	3.98%	4/1/2025	3,432,287	3,545,719
Deferred financing costs			(26,047)	(54,631)
Net			$4,197,196	$5,144,205
(1)	In November 2019, the Company refinanced the remaining balance of a $6,000,000, 3.54% interest rate loan with another bank for $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate on the new loan is fixed at 4.375%. The loan is self-liquidating over a period of five years and secured by the Nine Bond Street land and building in Brooklyn, New York.
(2)	In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York land and building; amortized over a 20-year period with a fixed interest rate of 3.98% and is due in five years.

Expenditures for additions and major renewals or improvements are capitalized along with the associated interest cost during construction. Interest expense, net of capitalized interest follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2024	2023	2024	2023
Interest expense	$(53,634)	$(66,227)	$(171,949)	$(213,781)
Capitalized interest	18,467	21,493	66,831	35,345
Interest expense, net of capitalized interest	$(35,167)	$(44,734)	$(105,118)	$(178,436)

6.	Operating Leases:

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

The following table disaggregates the Company’s revenues by lease and non-lease components:

	Three Months Ended April 30		Nine Months Ended April 30
	2024	2023	2024	2023
Base rent - fixed	$4,897,366	$5,011,464	$14,773,886	$15,674,292
Reimbursements of common area costs	201,494	271,433	548,048	674,759
Non-lease components (real estate taxes)	265,464	280,499	781,034	821,898
Rental income	$5,364,324	$5,563,396	$16,102,968	$17,170,949

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of April 30, 2024
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2024	$3,249,942	$1,636,452	$4,886,394
2025	10,002,345	4,703,972	14,706,317
2026	8,412,873	4,258,525	12,671,398
2027	7,264,152	4,114,812	11,378,964
2028	6,426,581	4,068,938	10,495,519
2029	5,833,371	3,243,914	9,077,285
After 2029	22,485,794	6,420,696	28,906,490
Total	$63,675,058	$28,447,309	$92,122,367

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

As of April 30, 2024, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.

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

Operating lease costs for leased real property was exceeded by sublease rental income from the Company’s real estate operations as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2024	2023	2024	2023
Sublease income	$1,813,879	$1,821,446	$5,485,078	$5,511,702
Operating lease cost	(749,180)	(809,837)	(2,246,875)	(2,490,637)
Excess of sublease income over lease cost	$1,064,699	$1,011,609	$3,238,203	$3,021,065

	Three Months Ended April 30		Nine Months Ended April 30
Other information:	2024	2023	2024	2023
Operating cash flows from operating leases	$538,294	$533,965	$1,610,243	$1,597,434

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of April 30, 2024:

Period Ended April 30,	Operating Leases
2025	$2,163,029
2026	2,201,559
2027	2,323,725
2028	2,343,903
2029	2,364,753
Thereafter	22,258,190
Total undiscounted cash flows	33,655,159
Less: present value discount	(8,037,399)
Total Lease Liabilities	$25,617,760

As of April 30, 2024, our operating leases had a weighted average remaining lease term of 16.05 years and a weighted average discount rate of 3.68%.

7.	Employees’ Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan covering substantially all its non-union employees. Operations were charged $116,272 and $357,251 as contributions to the Plan for the three and nine months ended April 30, 2024, respectively, and $126,250 and $353,250 as contributions to the plan for the three and nine months ended April 30, 2023, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. Company contributions to the pension plan were $20,880 and $72,490 for the three and nine months ended April 30, 2024, respectively, and $26,788 and $86,529 for the three and nine months ended April 30, 2023, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to union sponsored health benefit plans.

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

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	April 30
	2024	2023
Cash and cash equivalents	$1,171,121	$2,359,860
Restricted cash, tenant security deposits	937,738	886,692
Restricted cash, escrow	71,763	71,742
Restricted cash, other	31,260	31,260
	$2,211,882	$3,349,554

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords and utility companies.

Supplemental disclosure:	Nine Months Ended April 30
	2024	2023
Cash Flow Information
Interest paid, net of capitalized interest of $66,831 (2024) and $35,345 (2023)	$109,663	$182,140
Income taxes paid (refunded)	–	–

Non-cash information
Recognition of operating lease right-of-use assets	$–	$1,201,952
Recognition of operating lease liabilities	–	1,201,952

9.	Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2024 and at July 31, 2023.

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

In July 2022, the Company entered into lease agreements with Landlord as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond May 31, 2030 for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. As of April 30, 2024, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.
(2)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended April 30		Rent Payments Nine Months Ended April 30		Rent Expense Three Months Ended April 30		Rent Expense Nine Months Ended April 30
Property	2024	2023	2024	2023	2024	2023	2024	2023
Jamaica Avenue at 169th Street	$156,250	$156,250	$468,750	$468,750	$287,671	$348,796	$863,012	$1,107,515
504-506 Fulton Street	90,564	90,564	271,692	271,692	95,299	95,299	285,896	285,896
Total	$246,814	$246,814	$740,442	$740,442	$382,970	$444,095	$1,148,908	$1,393,411

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use Assets		Liabilities
Property	April 30 2024	July 31 2023	April 30 2024	July 31 2023	Expiration Date
Jamaica Avenue at 169th Street	$10,809,677	$11,430,657	$4,983,368	$5,210,087	May 31, 2035
504-506 Fulton Street	2,234,802	2,431,554	2,373,878	2,556,421	April 30, 2031
Total	$13,044,479	$13,862,211	$7,357,246	$7,766,508

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

Results of Operations:

Three months ended April 30, 2024 compared to the three months ended April 30, 2023:

In the three months ended April 30, 2024, the Company reported net loss of $(84,880), or $(.04) per share. In the comparable three months ended April 30, 2023, the Company reported net loss of $(39,160), or $(.02) per share. The change in the 2024 three months was primarily due to a decrease in rental income; partially offset by decreases in real estate operating expenses and administrative and general expenses.

Revenues in the current three months decreased to $5,364,324 from $5,563,396 in the comparable 2023 three months primarily due to the loss of a tenant who agreed to terminate their lease effective March 31, 2023; combined with a decrease in rent revenue from a seasonal tenant occupying less space.

Real estate operating expenses in the current three months decreased to $3,826,499 from $3,851,857 in the comparable 2023 three months primarily due to decreases in rent expense for the Jamaica, New York lease, and employee payroll costs; partially offset by increases in real estate taxes and insurance expense.

Administrative and general expenses in the current three months decreased to $1,265,307 from $1,313,372 in the comparable 2023 three months primarily due to decreases in employee payroll and benefits in the current three months.

Depreciation expense in the current three months of $429,215 approximated $422,208 in the comparable 2023 three months.

Interest expense, net of capitalized interest, exceeded investment income by $(39,183) in the current three months compared to $(34,119) in the three months ended April 30, 2023. Net unrealized loss in the current three months increased from declining values of marketable securities; partially offset by less interest expense, net of capitalized interest.

Nine months ended April 30, 2024 compared to the nine months ended April 30, 2023:

In the nine months ended April 30, 2024, the Company reported net loss of $(375,483), or $(.19) per share. In the comparable nine months ended April 30, 2023, the Company reported net income of $65,095, or $.03 per share. The change in the 2024 nine months was primarily due to a decrease in rental income; partially offset by a decrease in real estate operating expenses, a decrease in interest expense, net of capitalized interest, a decrease in net unrealized loss, and a realized gain on the sale of marketable securities.

Revenues in the current nine months decreased to $16,102,968 from $17,170,949 in the comparable 2023 nine months primarily due to the loss of a tenant who agreed to terminate their lease effective March 31, 2023; combined with a decrease in rent revenue from a seasonal tenant occupying less space.

Real estate operating expenses in the current nine months decreased to $11,346,113 from $11,595,422 in the comparable 2023 nine months primarily due to decreases in rent expense for the Jamaica, New York lease, and employee payroll costs; partially offset by increases in real estate taxes and insurance expense.

Administrative and general expenses in the current nine months of $4,006,512 was slightly increased from $3,970,458 in the comparable 2023 nine months. Reductions in payroll and benefit costs in the current period were offset by higher legal and professional fees; combined with less recoveries of bad debt in the current period, as recoveries resulting from the COVID-19 pandemic are now mostly complete.

Depreciation expense in the current nine months of $1,286,787 approximated $1,263,519 in the comparable 2023 nine months.

Interest expense, net of capitalized interest, exceeded investment income by $(1,089) in the current nine months compared to $(265,455) in the nine months ended April 30, 2023 primarily due to less interest expense, net of capitalized interest, in the current nine months; combined with a decrease in net unrealized loss and a realized gain on the on marketable securities.

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

In December 2023, the Company extended a lease with an office tenant at the Company’s Jamaica, New York premises for ten years expiring November 30, 2033, including a space reduction from 46,421 to 23,210 square feet. The annual base rent of $653,968 (reduced from $1,098,500) commences after renovations are complete. Renovations are expected to be completed in the summer of 2024 at an approximate cost of $1,300,000. Once renovations are complete, additional rent of $156,000 will be paid annually over ten years. Brokerage commissions were $365,755.

In December 2023, the Company leased approximately 5,632 square feet at the Company’s 9 Bond Street building in Brooklyn, New York to an office tenant, rent commencing on May 1, 2024 for a term of ten years through May 1, 2034. There are two renewal options for an additional five years. The costs of renovations for this tenant were approximately $100,000. Brokerage commissions were $50,714.

In March 2024, the Company leased 5,800 square feet to an office tenant at the Company’s Jowein building in Brooklyn, New York for a term of eighteen months with monthly rent of $17,833 commenced April 1, 2024 through March 31, 2025; increasing to monthly payments of $18,420 beginning April 1, 2025 through August 31, 2025. There is a renewal option for six months. Brokerage commissions were $10,730.

In April 2024, a tenant who occupies warehouse space at the Company’s building in Circleville, Ohio, exercised its option to reduce the size of the leased premises from 84,000 to 72,000 square feet with an annual rent reduction of approximately $37,000.

Cash Flows From Operating Activities

Accounts Payable and Accrued Expenses: The Company had a balance due on April 30, 2024 for brokerage commissions of $654,279.

Cash Flows From Investing Activities

During the nine months ended April 30, 2024, the Company had expenditures at its:

Fishkill, New York building of:

-	$99,130 for a store front which was completed in August 2023.
-	$87,819 for elevators.

9 Bond Street building in Brooklyn, New York of:

-	$702,480 for façade restoration completed in April 2024.
-	$98,794 for a new tenant’s improvements which are complete as of April 30, 2024.
-	$809,474 for another new tenant’s improvements as of April 30, 2024. Total improvements are expected to approximate $1,000,000 when complete.

During the nine months ended April 30, 2024, the Company had expenditures of $64,573 for roof work at its 25 Bond Street building in Brooklyn, New York, and $6,819 of steel work at the Company’s Jowein building in Brooklyn, New York.

Costs incurred for tenant improvements at the Company’s Jamaica, New York premises were $193,729 as of April 30, 2024, including:

-	Improvements of $20,729 anticipated to be completed in the summer 2024 at a total cost of approximately $1,300,000.
-	Improvements of $173,000 complete as of April 30, 2024.

Source of Funds

Including the estimated costs to complete improvements mentioned above, the Company anticipates incurring an additional $2 million in capital expenditures over the next twelve months ending April 30, 2025. The Company’s primary source of liquidity is 1) cash provided by operations, 2) marketable securities, and 3) borrowings. Total liquidity as of April 30, 2024 was $3,321,117, which consists of cash and cash equivalents of $1,171,121 and the fair value of marketable securities of $2,149,996. Total liquidity includes proceeds from fixed rate borrowings as of April 30, 2024. In addition, the Company’s plans include securing an additional line of credit, if needed, with an affiliated entity, Weinstein Enterprises, Inc. (“Weinstein”), principally owned by the Chairman of the Board of Directors of both the Company and Weinstein.

We believe our sources of liquidity described above will be sufficient to meet our obligations as of April 30, 2024, and over the next 12 months.

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

In July 2022, the Company entered into lease agreements with Landlord as follows:

(1)	Jamaica Avenue at 169th Street, Jamaica, New York - Giving the Company four five-year option periods to extend its lease beyond May 31, 2030 for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. As of April 30, 2024, it is not reasonably certain the remaining three options to extend the lease will be exercised by the Company.
(2)	504-506 Fulton Street, Brooklyn, New York – Modification of the lease agreement to increase monthly lease payments from $30,188 per month to $34,716 per month commencing on May 1, 2026 through April 30, 2031.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended April 30		Rent Payments Nine Months Ended April 30		Rent Expense Three Months Ended April 30		Rent Expense Nine Months Ended April 30
Property	2024	2023	2024	2023	2024	2023	2024	2023
Jamaica Avenue at 169th Street	$156,250	$156,250	$468,750	$468,750	$287,671	$348,796	$863,012	$1,107,515
504-506 Fulton Street	90,564	90,564	271,692	271,692	95,299	95,299	285,896	285,896
Total	$246,814	$246,814	$740,442	$740,442	$382,970	$444,095	$1,148,908	$1,393,411

The following summarizes assets and liabilities related to these two leases:

	Right-Of-Use Assets		Liabilities
Property	April 30 2024	July 31 2023	April 30 2024	July 31 2023	Expiration Date
Jamaica Avenue at 169th Street	$10,809,677	$11,430,657	$4,983,368	$5,210,087	May 31, 2035
504-506 Fulton Street	2,234,802	2,431,554	2,373,878	2,556,421	April 30, 2031
Total	$13,044,479	$13,862,211	$7,357,246	$7,766,508

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

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q, and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, our expenses, and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors listed below, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth, or inflation, in the United States;
•	the ability to obtain credit from financial institutions and the related costs;
•	changes in the financial condition of our customers;
•	changes in regulatory environment;
•	lease cancellations;
•	changes in our estimates of costs;
•	war, terrorist attacks, or civil unrest effecting facilities where services are or may be provided;
•	outcomes of pending and future litigation;
•	increasing competition by other companies;
•	compliance with our loan covenants;
•	recoverability of claims against our customers and others by us and claims by third parties against us;
•	changes in estimates used in our critical accounting policies; and
•	pandemics and the related trends of office versus remote work practices.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company uses fixed-rate debt to finance its capital requirements. These transactions do not expose the Company to market risk related to changes in interest rates. The Company does not use derivative financial instruments. On April 30, 2024, the Company had fixed-rate debt of $4,223,243.

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

(b) Reports on Form 8-K – Three reports on Form 8-K were filed by the registrant for the period ended April 30, 2024.

Items reported:

The Company reported the death of a director, Mr. John Pearl.
Date of report filed – February 2, 2024.

The Company reported its financial results for the three and six months ended January 31, 2024.
Date of report filed – March 14, 2024.

The Company reported the election of Ms. Melinda Koster to the Board.
Date of report filed – March 13, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 13, 2024	Lloyd J. Shulman
Lloyd J. Shulman
Chairman of the Board, Chief Executive Officer and President

Date:	June 13, 2024	Ward L. Lyke, Jr.
Ward L. Lyke, Jr.
Vice President, Chief Financial Officer and Treasurer
-23-