Form 10-K
period 2024-07-31
MAYS J W INC
filed 2024-10-24
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

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

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $18,220,977 as of January 31, 2024 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of September 3, 2024 was 2,015,780.

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

Document	Part of Form 10-K in which the Document is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2024	Parts I and II
Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2024

PART I

ITEM 1. BUSINESS.

J.W. Mays, Inc. (the “Company” or “Registrant”) with executive offices at Nine Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 “Properties”. The Company’s business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

The Company has 28 employees and has a contract, expiring November 30, 2025, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 21% of its employees. The Company considers that its labor relations with its employees and union are good.

Executive Officers of the Registrant

The following information is furnished with respect to each Executive Officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed every three years thereafter through 2023: expiring July 31, 2026.

Name	Age	Business Experience During the Past Five Years	First Became Such Officer or Director
Lloyd J. Shulman	82	President	November, 1978
		Chairman of the Board, Chief Executive Officer and President	November, 1996
Ward N. Lyke, Jr.	73	Vice President	February, 1984
		Vice President, Chief Financial Officer and Treasurer	January, 2024
George Silva	74	Vice President-Operations	March, 1995

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

ITEM 1A. RISK FACTORS.

Risks Relating to Ownership Structure

The controlling shareholder group may be able to vote its shares in favor of its interests that may not always coincide with the interests of shareholders not part of such group. This risk may be counter-balanced to a degree by the actions of the Company’s Board of Directors (the “Board”) which is made up of a majority of independent directors.

The controlling shareholder group includes a corporation that owns a significant percentage of the Company’s common stock and which does business with the Company, as further described in the Notes to the Consolidated Financial Statements. Certain conflicts of interest may be perceived by the relationship between the Company and its largest shareholder. Nevertheless, the Company and its largest shareholder have put in place some controls to reduce the effects of any perceived conflict of interest, including ensuring that the Board is composed of a majority of independent directors.

Risks Related to Our Business and Operations

We are a part of the communities in which we do business. Accordingly, like other businesses in our communities, we are subject to the following risks:

•	changes in the rate of economic growth, and interest rates both nationally and locally;
•	the ability to obtain additional financing at reasonable costs and interest rates;
•	changes in the financial condition of our customers;
•	changes in the regulatory environment and particularly burdens of increasing local, state, and federal requirements and taxes;
•	lease cancellations and particularly loss of key tenants;
•	changes in our estimates of costs;
•	loss of key personnel;
•	war and/or terrorist attacks could significantly impact buildings leased to tenants;
•	the continued availability of insurance for various policies at reasonable rates;
•	outcomes of pending and future litigation;
•	increasing competition by other companies;
•	compliance with our loan covenants;
•	climate change;
•	recoverability of claims against our customers and others by us and claims by third parties against us;
•	changes in estimates used in our critical accounting policies;
•	cybersecurity threats or incidents; and
•	pandemics and the related trends of office versus remote work practices.

Our investment in property development may be limited by increasing costs required to make improvements to property leased to tenants. Also, as the cost of fitting up properties increases, we may be required to wait and forsake opportunities that would be revenue producing until such time that we obtain the necessary financing of such ventures. This risk may be mitigated by obtaining lines of credit and other financing vehicles, although such have significant limitations on the amounts that may be borrowed at any point in time.

We also may be subject to environmental liability as an owner or operator of properties. Many of our properties are old and when we need to fit up a property for a new tenant, we may find materials and the like that could be deemed to contain hazardous elements requiring remediation or encapsulation.

Since 2020, the demand for commercial real estate rental space has declined. As online retail operations continue to expand nationwide, retailers are facing increased competition which reduces the need for the leasing of properties. Remote work since the pandemic has resulted in tenants’ careful evaluation and reduction of office space needs and a decline in demand of commercial office space rentals from increasing competition. The Company emphasizes retention of tenants over a long period of time which helps in difficult economic conditions. The Company also aggressively markets available space to tenants including governmental agencies, medical, industrial, and educational institutions.

We try to lease our properties to tenants with adequate finances. As a result of the current high interest rate environment and less liquidity available to smaller businesses, even formerly financially strong tenants may be at risk. The Company mitigates the risk of tenants with less than adequate finances by leasing our properties to multiple tenants, where applicable, in order to diversify the tenant base.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, hardware, software, third-party hosted services, and data.

We rely on third-party service providers to help manage our information systems, including network security service providers with experienced information technology professionals. We also work with third parties to identify, assess, and manage actual and perceived cybersecurity threats and risks, and we evaluate cybersecurity risk as part of our overall risk management strategy. With the assistance of these third-party service providers, we implement and maintain various technical, physical, and administrative controls and processes to manage and mitigate material risks from cybersecurity threats to our information systems. This includes procedures for incident detection and response, network security controls, access controls, physical security, systems monitoring, and backup and recovery procedures.

Our operations rely on third-party service providers and software programs. For instance, our accounting and financial reporting-related systems use software obtained from third-party service providers, and these systems are necessary for the efficient and consistent operation of our business. We use these systems to communicate with tenants, banks, vendors, and others, and to manage our accounting, financial reporting, and for other recordkeeping purposes. We, thus, maintain a process to identify and evaluate cybersecurity risks and incidents associated with key third-party providers. When utilizing third-party software for key services, we seek to engage those that are reliable, reputable, and maintain cybersecurity controls. To address risks associated with third-party providers for critical services, we review available audit reports of controls from such providers to assess and manage any identified risks.

Notwithstanding the effort we place on cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats or incidents which have materially affected or are likely to materially affect our Company, results of operations, or financial condition.

Governance

Our Board of Directors maintains oversight responsibility of risks from cybersecurity threats. This oversight is facilitated primarily through the Audit Committee (the “Committee”), which is responsible for oversight of our information system risk, including cybersecurity threats. The Committee oversees the risk management program designed to implement adequate controls to mitigate cybersecurity risks.

The Committee receives periodic updates from management on potential risks, threats, and controls to mitigate identified risks. The Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the cybersecurity risk management program as needed.

Our management, represented by our Chief Financial Officer, Ward Lyke, provides leadership for implementation and maintenance of our cybersecurity risk management processes. Mr. Lyke has served as Vice President, Chief Financial Officer, and Treasurer since January 2024, and as an Executive Vice President and Officer of the Company since 1984, including as Assistant Treasurer since 2003. Mr. Lyke currently manages key functions for the Company’s accounting, finance, and treasury strategies, including risk management. In addition, Mr. Lyke oversees the Company’s managed IT solutions service provider which includes, among other services:

1.	Business continuity – Managed data backup utilizing best practices including cloud based disaster recovery,
2.	Multi-vector security protection – Real-time protection against security threats across email, browsers, files, and infrastructure resources,
3.	Patch management – Patching for Windows and certain third party application updates,
4.	Infrastructure monitoring – 24x7 monitoring, alerting and maintenance of various office and cloud systems.

Mr. Lyke is notified real time by the managed service provider for matters requiring immediate attention. Mr. Lyke also reviews a standardized monthly report with key IT systems data and statistics, including red flags requiring resolution, if any. Management reports serious cybersecurity incidents to the Committee and our Board.

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

Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Notes 4. OPERATING LEASES and 10. RELATED PARTY TRANSACTIONS to the Consolidated Financial Statements contained in the 2024 Annual Report to Shareholders, incorporated herein by reference. Properties owned and subject to mortgage are the Brooklyn Fulton Street at Bond Street and Fishkill buildings.

1.	Brooklyn, New York

Fulton Street at Bond Street

90% of the property is owned by the Company and the remaining 10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: December 8, 2043 (1 lease) which lease currently has one thirty-year renewal option through December 8, 2073, April 30, 2031 (1 lease), and April 30, 2044 (3 leases).

The property is currently leased to twenty-five tenants of which eight are retail tenants, three are fast food/beverage restaurants, eleven occupy office space, three are dental or medical offices. One tenant leased in excess of 10% of the rentable square footage; the tenant is a department store, occupying 20.60%.

In November 2023, a tenant who occupies 785 square feet renewed its lease for another two-year term through January 31, 2026.

In November 2023, the Company leased approximately 1,600 square feet to a restaurant for ten years from rent commencement anticipated December 1, 2024, with two options for an additional five years. Brokerage commissions were $95,760.

In December 2023, the Company leased approximately 5,632 square feet to an office tenant, rent commencing on May 1, 2024 for a term of ten years through May 1, 2034. Brokerage commissions were $50,714.

In July 2024, a tenant who occupies 25,423 square feet of office space notified the Company of its intention to extend its lease for one year through September 30, 2025.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, provided the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2020	70.07%	7/31/2025	3	4,190	$142,700.661
7/31/2021	62.31%	7/31/2026	4	41,384	1,926,447	8.922
7/31/2022	63.38%	7/31/2027	3	3,558	156,431.724
7/31/2023	59.51%	7/31/2028	4	6,633	238,596	1.105
7/31/2024	51.83%	7/31/2030	2	85,990	2,360,041	10.930
		7/31/2031	1	1,090	44,381.206
		7/31/2032	5	49,268	2,333,185	10.805
		7/31/2033	1	1,140	80,485.373
		7/31/2034	1	5,632	40,269.186
		7/31/2035	1	1,600	—	—
			25	200,485	$7,322,535	33.912

The Company uses 17,810 square feet of available space.

As of July 31, 2024 the federal tax basis is $22,607,989 with accumulated depreciation of $14,864,569 for a net carrying value of $7,743,420. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $2,846,431 per year and the rate used is averaged at $11.067 per $100 of assessed valuation.

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

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to fifteen tenants of which one is fast-food restaurant, two are for warehouse space and twelve leases are for office space. Three tenants leased in excess of 10% of the rentable square footage; each occupies office space of 15.64%, 12.59% and 11.44%, respectively.

In September 2023, the Company extended a lease of approximately 8,000 square feet for office space for five years expiring June 30, 2028.

In September 2023, the Company extended a lease of approximately 500 square feet for restaurant space for two years expiring October 31, 2028.

In March 2024, the Company leased 5,800 square feet to an office tenant for a term of eighteen months expiring August 31, 2025 with monthly rent of $17,883 commencing April 1, 2024. Brokerage commissions were $10,730.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2020	73.22%	7/31/2025	4	34,320	$1,020,263	4.725
7/31/2021	72.54%	7/31/2026	2	11,440	252,207	1.168
7/31/2022	80.84%	7/31/2028	2	13,000	499,304	2.312
7/31/2023	83.46%	7/31/2029	1	500	54,645.253
7/31/2024	81.79%	7/31/2030	1	31,438	1,034,535	4.791
		7/31/2033	1	3,300	66,220.307
		7/31/2036	1	12,105	52,566.243
		7/31/2037	2	42,725	1,907,661	8.835
		7/31/2059	1	19,437	144,343.668
			15	168,265	$5,031,744	23.302

As of July 31, 2024 the federal tax basis is $7,550,837 with accumulated depreciation of $5,324,884 for a net carrying value of $2,225,953. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $837,436 per year and the rate used is averaged at $11.072 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

Building, improvements and land (“Jamaica Property”) are leased from an affiliated company, principally owned by a director of the Company (“Landlord”). In July 2022, the Company entered into an agreement with Landlord giving the Company four five-year option periods for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. Upon lease termination, all property included in operating lease right-of-use assets and leasehold improvements will be turned over to the Landlord.

The Jamaica Property is currently leased to ten tenants: four tenants are retail, one restaurant, and five occupy office space. Four tenants each occupy in excess of 10% of the rentable square footage; two retail stores occupy 15.82% and 17.66%, respectively; and two office tenants occupy 23.70% and 12.83%, respectively.

In August 2023, a tenant who occupies 22,045 square feet at the Jamaica Property renewed its lease for another five-year term through June 30, 2028. Brokerage commissions were $128,021.

In December 2023, the Company extended a lease with an office tenant for ten years expiring November 30, 2033, including a space reduction from 46,421 to 23,210 square feet. Brokerage commissions were $365,755.

In June 2024, the Company extended a lease of approximately 2,000 square feet of office for one year expiring June 30, 2025.

In August 2024, a tenant who occupies 38,109 square feet of office space notified the Company of its intention to extend its lease for one year through September 30, 2025.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2020	80.51%	7/31/2025	2	2,147	$95,843.444
7/31/2021	80.41%	7/31/2026	2	44,204	1,325,335	6.138
7/31/2022	80.51%	7/31/2027	1	505	34,800.161
7/31/2023	80.58%	7/31/2029	3	121,589	2,603,005	12.055
7/31/2024	80.58%	7/31/2034	2	70,884	1,744,683	8.080
			10	239,329	$5,803,666	26.878

Until the lease agreement terminates, the Company remains solely entitled to tax depreciation and other tax deductions relating to the buildings, improvements and maintenance of the property. As of July 31, 2024, the federal tax basis is $13,863,981 with accumulated depreciation of $10,115,395 for a net carrying value of $3,748,586. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $1,075,886 per year and the rate used is averaged at $10.905 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. In July 2019, the Company leased 47,000 square feet to a community college at its Fishkill, New York building, for a term of fifteen years with two five-year option periods.

In September 2023, the Company leased 25,000 square feet at the Company’s Fishkill, New York building for use as storage space for four months which expired in December 2023.

There are approximately 156,000 square feet of the building available for lease. There are plans to renovate vacant space upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2020	21.48%	7/31/2036	1	47,000	$1,008,036	4.668
7/31/2021	20.42%
7/31/2022	22.27%
7/31/2023	22.27%
7/31/2024	27.26%

As of July 31, 2024 the federal tax basis is $22,617,076 with accumulated depreciation of $16,047,423 for a net carrying value of $6,569,653. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $135,736 per year and the rate used is averaged at $2.902 per $100 of assessed valuation.

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

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2020	100.00%	7/31/2028	Building	10,000	$456,648	2.115
7/31/2021	100.00%		Land	75,800
7/31/2022	100.00%		1	85,800
7/31/2023	100.00%
7/31/2024	100.00%

The real estate taxes for this property are $182,475 per year and the rate used is averaged at $990.401 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The current lease expires May 1, 2030. The leasehold is currently subleased to one tenant occupying 113,400 square feet of the property, with the other 20,000 square feet of the property available for sublease.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2020	85.01%	7/31/2030	1	133,400	$778,281	3.604
7/31/2021	93.75%
7/31/2022	100.00%
7/31/2023	100.00%
7/31/2024	88.76%

The real estate taxes for this property are $246,394 per year and the rate used is averaged at $675.95 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

The Company owns the entire property. The property is currently leased to two tenants. The tenants use these premises for warehouse and distribution facilities.

In April 2024, a tenant who occupies warehouse space exercised its option to reduce the size of the leased premises from 84,000 to 72,000 square feet. In May 2024, this same tenant exercised its option to reduce the size of the leased premises from 72,000 to 60,000 square feet.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2020	99.30%	7/31/2025	1	60,000	$341,212	1.580
7/31/2021	99.30%	7/31/2026	1	108,000	641,267	2.970
7/31/2022	99.30%		2	168,000	$982,479	4.550
7/31/2023	99.30%
7/31/2024	97.75%

As of July 31, 2024 the federal tax basis is $4,493,846 with accumulated depreciation of $4,325,910 for a net carrying value of $167,936. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $38,405 per year and the rate used is averaged at $5.085 per $100 of assessed valuation.

In the opinion of management, all of the Company’s properties are adequately covered by insurance.

See Note 8 to the Consolidated Financial Statements contained in the 2024 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

Item 3. Legal Proceedings.

The Company is subject to various legal proceedings, claims, and litigation arising in the ordinary course of business operations. These matters include, but are not limited to, contractual disputes, third party slip and fall or personal injury claims which are typically handled by insurance counsel. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

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

On September 3, 2024, the Company had approximately 800 shareholders of record.

The Company has not declared any cash dividends on our common stock during the year ended July 31, 2024 and does not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings, cash flows, financial position, and such other facts the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2024 we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the year ended July 31, 2024, we did not repurchase any of our outstanding equity securities.

ITEM 6.	[Reserved]
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22-26 of the Registrant’s 2024 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of Prager Metis CPAs, LLC, independent registered public accounting firm, dated October 24, 2024, appearing on pages 3 through 21 of the Registrant’s 2024 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 3, 7, and 15 hereof, the 2024 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2024, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2024, its internal control over financial reporting is effective based on these criteria.

This Form 10-K Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the exemption for non-accelerated filers from the internal control audit requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION.

During the three months ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b501 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not Required

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Clawback Policy

In 2024, the Board of Directors adopted a clawback policy effective January 1, 2024 that provides for the recovery of erroneously awarded compensation received by an executive officer in the event of an accounting restatement due to material noncompliance with financial reporting requirements under the securities laws, as required under
Section 10D of the Exchange Act, Rule 10D-1.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Related Party Transactions” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees for services rendered by the Company’s independent registered public accounting firm, Prager Metis CPAs, LLC, for the fiscal years 2024 and 2023.

	Fiscal Year
	2024	2023
Audit fees	$180,000	$175,000
Audit related fees	12,800	12,500
Tax fees	45,000	45,000
All other fees	—	—
Total Fees	$237,800	$232,500

Audit Fees for fiscal year 2024 and fiscal year 2023 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the SEC.

Audit related fees for fiscal year 2024 and fiscal year 2023 consist of audits of real estate tax matters and consultations concerning financial accounting and reporting standards.

Tax fees for fiscal year 2024 and fiscal year 2023 were for services related to tax compliance including preparation of federal, state and local corporate tax returns, and assistance with a prior period Internal Revenue Service audit.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
1.	The Consolidated Financial Statements and report of Prager Metis CPAs, LLC, independent registered public accounting firm, dated October 24, 2024, set forth on pages 3 through 21 of the Company’s 2024 Annual Report to Shareholders.
2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules on page 15.
(b)	Exhibit No.
3.1	Certificate of Incorporation of J. W. Mays, Inc., as amended - incorporated by reference to Exhibit 3(i) to the Company's Form 10-K, filed on October 5, 2017.
3.2	By-Laws of J. W. Mays, Inc. - incorporated by reference to Exhibit 3.(II) to the Company’s Form 10-K, filed on October 23, 1995.
10.1#	Retirement Plan and Trust, Summary Plan Description - incorporated by reference to Exhibit 10(i) to the Company's Form 10-K filed on October 4, 2018.
10.2#	Employment Agreement dated as of August 1, 2023 between J.W. Mays, Inc. and Lloyd J. Shulman - incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-K filed on October 19, 2023.
10.3#	Employment Agreement dated as of August 1, 2023 between J.W. Mays, Inc. and Mark Greenblatt - incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-K filed on October 19, 2023.
10.4#	Employment Agreement dated as of August 1, 2023 between J.W. Mays, Inc. and Ward N. Lyke, Jr. - incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-K filed on October 19, 2023.
10.5#	Employment Agreement dated as of August 1, 2023 between J.W. Mays, Inc. and George Silva - incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-K filed on October 19, 2023.
10.6#	Consulting Agreement, dated as of January 1, 2024, between Mr. Mark Greenblatt and J. W. Mays, Inc. - incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 2, 2024.
13*	Annual Report to Shareholders.
21	List of subsidiaries of J. W. Mays, Inc. - incorporated by reference to Exhibit 21 to the Company’s Form 10-K, filed on October 23, 1995.
31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).
32*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy.

101**	The following financial statements from the Company’s Annual Report on Form 10-K for the period ended July 31, 2024, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith
#	Indicates management contract or compensatory plan.
**	Submitted electronically with the report
ITEM 16.	Form 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.
(Registrant)

October 24, 2024	By:	/s/ LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 24, 2024
Lloyd J. Shulman	Officer, and President
(Principal Executive Officer)

/s/ WARD N. LYKE, JR.	Vice President, Chief Financial Officer	October 24, 2024
Ward N. Lyke, Jr.	and Treasurer
(Principal Financial and Accounting Officer)

/s/ JENNIFER L. CARUSO	Director	October 24, 2024
Jennifer L. Caruso

/s/ ROBERT L. ECKER	Director	October 24, 2024
Robert L. Ecker

/s/ STEVEN GURNEY-GOLDMAN	Director	October 24, 2024
Steven Gurney-Goldman

/s/ MARK S. GREENBLATT	Director	October 24, 2024
Mark S. Greenblatt

/s/ MELINDA KOSTER	Director	October 24, 2024
Melinda Koster

/s/ DEAN L. RYDER	Director	October 24, 2024
Dean L. Ryder

INDEX TO Company’s FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Company’s Annual Report to Shareholders for the fiscal year ended July 31, 2024, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 273) (pages 20-21)

Consolidated Balance Sheets (page 3)

Consolidated Statements of Operations (page 4)

Consolidated Statement of Changes in Shareholders’ Equity (page 5)

Consolidated Statements of Cash Flows (page 6)

Notes to Consolidated Financial Statements (pages 7-17)

Financial Statement Schedules

Real Estate and Accumulated Depreciation (page 18)

Report of Management (page 19)

All other schedules for which provision is made in the applicable regulations of the SEC are not required under the related instructions or are inapplicable and, accordingly, are omitted.

The separate financial statements and schedules of J.W. Mays, Inc. (not consolidated) are omitted because the Company is primarily an operating company and its subsidiaries are wholly-owned.