Form 10-Q
period 2024-10-31
MAYS J W INC
filed 2024-12-12
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

Registrant’s Telephone Number, Including Area Code (718) 624-7400

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

The number of shares outstanding of the registrant’s common stock as of December 12, 2024 was 2,015,780.

J. W. MAYS, INC.

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31 2024	July 31 2024
ASSETS
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements, and fixtures	80,549,001	79,510,142
Construction in progress	1,808,452	2,387,207
	82,357,453	81,897,349
Accumulated depreciation	(40,247,440)	(39,803,374)
Buildings - net	42,110,013	42,093,975
Property and equipment-net	48,177,818	48,161,780

Cash and cash equivalents	2,316,114	1,243,977
Restricted cash	975,959	1,041,624
Receivables, net	3,421,635	3,582,225
Prepaids and other assets	1,693,670	3,048,044
Deferred charges, net	3,562,152	3,580,585
Operating lease right-of-use assets	28,346,470	28,866,800
TOTAL ASSETS	$88,493,818	$89,525,035

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable, net	$3,547,709	$3,874,246
Accounts payable and accrued expenses	1,880,537	2,271,963
Security deposits payable	1,043,557	1,077,964
Operating lease liabilities	24,998,221	25,309,725
Deferred income taxes	4,099,000	4,093,000
Total Liabilities	35,569,024	36,626,898

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	48,688,104	48,661,447
	54,212,646	54,185,989
Common stock held in treasury, at cost - 162,517 shares at October 31, 2024 and July 31, 2024	(1,287,852)	(1,287,852)
Total shareholders’ equity	52,924,794	52,898,137
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$88,493,818	$89,525,035

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	October 31	October 31
	2024	2023
Revenues
Rental income	$5,539,129	$5,323,801
Total revenues	5,539,129	5,323,801

Expenses
Real estate operating expenses	3,750,139	3,692,616
Administrative and general expenses	1,292,753	1,254,573
Depreciation	444,066	428,264
Total expenses	5,486,958	5,375,453

Income (loss) from operations	52,171	(51,652)

Other income and interest expense:
Dividend and interest income	4,963	9,245
Net unrealized loss on marketable securities	–	(163,567)
Interest expense, net of capitalized interest	(24,477)	(41,570)
	(19,514)	(195,892)

Income (loss) from operations before income taxes	32,657	(247,544)
Income taxes provided (benefit)	6,000	(55,000)
Net income (loss)	$26,657	$(192,544)

Income / (loss) per common share, basic and diluted	$.01	$(.10)

Dividends per share	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended October 31, 2024
Balance at July 31, 2024	$2,178,297	$3,346,245	$48,661,447	$(1,287,852)	$52,898,137
Net income, three months ended October 31, 2024	-	-	26,657	-	26,657
Balance at October 31, 2024	$2,178,297	$3,346,245	$48,688,104	$(1,287,852)	$52,924,794
Three Months Ended October 31, 2023
Balance at July 31, 2023	$2,178,297	$3,346,245	$49,068,015	$(1,287,852)	$53,304,705
Net loss, three months ended October 31, 2023	-	-	(192,544)	-	(192,544)
Balance at October 31, 2023	$2,178,297	$3,346,245	$48,875,471	$(1,287,852)	$53,112,161

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	October 31
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$26,657	$(192,544)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	931	(33,000)
Provision (benefit) for deferred income taxes	6,000	(55,000)
Depreciation	444,066	428,264
Amortization of deferred charges	125,300	119,038
Operating lease expense in excess of cash payments	208,826	213,201
Deferred finance costs included in interest expense	9,528	9,528
Deferred costs	(106,867)	(152,088)
Net unrealized loss on marketable securities	–	163,567
Changes in Operating Assets and Liabilities:
Receivables	159,659	74,380
Prepaid expenses and other assets	1,354,374	1,263,962
Accounts payable and accrued expenses	(391,426)	(81,912)
Security deposits payable	(34,407)	–
Cash provided by operating activities	1,802,641	1,757,396

Cash Flows From Investing Activities:
Acquisition of property and equipment	(460,104)	(312,727)
Cash (used) in investing activities	(460,104)	(312,727)

Cash Flows From Financing Activities:
Payments - mortgages	(336,065)	(321,574)
Cash (used) in financing activities	(336,065)	(321,574)

Increase in cash, cash equivalents and restricted cash	1,006,472	1,123,095

Cash, cash equivalents and restricted cash at beginning of period	2,285,601	2,217,735

Cash, cash equivalents and restricted cash at end of period	$3,292,073	$3,340,830

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

Basis of Presentation

The interim financial statements are prepared pursuant to the instructions for reporting on Form 10-Q and Article 8 of Regulations S-X of the SEC Rules and Regulations. The July 31, 2024 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Form 10-K Annual Report for the fiscal year ended July 31, 2024. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2025 or any other period.

Restricted Cash

Restricted cash primarily consists of cash held in bank accounts for tenant security deposits and other amounts required under certain loan agreements.

Accounts Receivable

Generally, rent is due from tenants at the beginning of the month in accordance with terms of each lease. Based upon its periodic assessment of the quality of the receivables, management uses its historical knowledge of the tenants and industry experience to determine whether a reserve or write-off is required. The Company uses specific identification to write-off receivables to bad debt expense in the period when issues of collectability become known. Collectability issues include late rent payments, circumstances when a tenant indicates their intention to vacate the property without paying, or when tenant litigation or bankruptcy proceedings are not expected to result in full payment. Management also assesses collectability by reviewing accounts receivable on an aggregate basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers past due status and a tenant’s payment history. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions. Our assessment considers volatility in market conditions and evolving shifts in credit trends that may have a material impact on our allowance for uncollectible accounts receivables in future periods.

The Company’s allowance for uncollectible receivables is recorded as an offset to receivables. Activity in the allowance for uncollectible receivables for each period follows:

	Allowance for Uncollectible Accounts Receivable		Bad Debt Expense
	Period Ended		Three Months Ended
	October 31	July 31	October 31
	2024	2024	2024	2023
Beginning balance	$42,680	$115,000	$—	$—
Charge-offs (recoveries)	(20,405)	(112,552)		(13,000)
Reserve adjustments	931	40,232	931	(20,000)
Ending Balance	$23,206	$42,680	$931	$(33,000)

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

Impairment

The Company periodically reviews owned and leased properties, including related long lived assets and depreciable lives, for indicators of impairment that imply the carrying amount of assets may not be recoverable through operations plus estimated disposition proceeds. Such indicators of impairment include, but are not limited to, significant changes in real estate market conditions resulting in decreases in estimated fair values of properties or assets, changes in business conditions in the industries in which our tenants operate, and other significant or unusual events or circumstances which may occur from time to time.

If indicators of impairment existed, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows.

As of October 31, 2024 and July 31, 2024, the Company has determined there was no impairment of its owned and leased properties, and the related carrying values, including depreciable lives.

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

The Company had a federal net operating loss carryforward approximating $10,111,000 as of July 31, 2024 available to offset future taxable income. As of July 31, 2024, the Company had unused net operating loss carry forwards of approximately $14,260,000 for state and $11,736,000 for city, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

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

2. Income (Loss) Per Share of Common Stock:

Income (loss) per share has been computed by dividing the net income (loss) for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income (loss) per share were 2,015,780 for the three months ended October 31, 2024 and 2023, respectively.

3. Marketable Securities:

The Company’s marketable securities consisted of investments in equity securities and mutual funds. Dividends and interest income were accrued as earned. Realized gains and losses were determined on a specific identification basis. The Company reviewed marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The changes in the fair value of these securities were recognized in current period earnings in accordance with Accounting Standards Codification (“ASC”) 825.

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

Mutual funds are valued at the daily closing price as reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the U.S. Securities and Exchange Commission. These funds are required to publish their daily net asset value (“NAV”) and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.

Investment income consists of the following:

	Three Months Ended October 31
	2024	2023
Dividend and interest income	$4,963	$9,245
Net unrealized (loss) on marketable securities	–	(163,567)
Total	$4,963	$(154,322)

4. Financial Instruments and Credit Risk Concentrations:

Financial instruments that are potentially subject to concentrations of credit risk consist principally of restricted cash, cash and cash equivalents, and receivables. Restricted cash, cash and cash equivalents are placed with multiple financial institutions and instruments to minimize risk. No assurance can be made that such financial institutions and instruments will minimize all such risk.

As of October 31, 2024 and July 31, 2024, three tenants accounted for approximately 55% and 51% of receivables, respectively. During the three months ended October 31, 2024 and 2023, respectively, two tenants accounted for 27% of total rental revenue in each period, respectively.

5. Mortgages Payable:

	Current Annual Interest Rate	Final Payment Date	October 31, 2024	July 31, 2024
Bond St. building, Brooklyn, NY (1)	4.375%	12/1/2024	$199,932	$497,045
Fishkill building (2)	3.98%	4/1/2025	3,354,768	3,393,720
Deferred financing costs			(6,991)	(16,519)
Net			$3,547,709	$3,874,246
(1)	In November 2019, the Company refinanced the remaining balance of a $6,000,000, 3.54% interest rate loan with another bank for $5,255,920 plus an additional $144,080 for a total of $5,400,000. The interest rate on the new loan is fixed at 4.375%. The loan is self-liquidating over a period of five years and secured by the Nine Bond Street land and building in Brooklyn, New York.
(2)	In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York land and building; amortized over a 20-year period with an interest rate of 3.98% and is due in five years. Effective any time after April 1, 2025 through April 1, 2040, the bank may demand a balloon payment for the full amount outstanding. The Company plans to refinance the mortgage effective April 1, 2025; however, the bank is under no obligation to refinance if or when a balloon payment comes due upon demand.

Expenditures for additions and major renewals or improvements are capitalized along with the associated interest cost during construction. Interest expense, net of capitalized interest follows:

	Three Months Ended October 31
	2024	2023
Interest expense	$(45,902)	$(62,033)
Capitalized interest	21,425	20,463
Interest expense, net of capitalized interest	$(24,477)	$(41,570)

Maturities of long-term mortgages outstanding at October 31, 2024 are as follows:

Period Ended October 31,	Amount
2025	$3,554,700
Deferred financing costs	(6,991)
Total	$3,547,709

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

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended October 31,
	2024	2023
Base rent - fixed	$5,087,276	$4,921,887
Reimbursements of common area costs	150,732	146,860
Non-lease components (real estate taxes)	301,121	255,054
Rental income	$5,539,129	$5,323,801

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of October 31, 2024
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2025	$9,204,641	$4,698,019	$13,902,660
2026	8,821,697	4,635,555	13,457,252
2027	7,917,146	4,289,367	12,206,513
2028	7,079,574	4,243,494	11,323,068
2029	6,347,171	3,418,470	9,765,641
2030	5,914,145	2,184,682	8,098,827
After 2030	15,805,054	5,052,775	20,857,829
Total	$61,089,428	$28,522,362	$89,611,790

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

Sublease rental income from the Company’s real estate operations for leased real property exceeded operating lease costs as follows:

	Three Months Ended October 31,
	2024	2023
Sublease rental income	$1,821,654	$1,824,879
Operating lease costs	(749,125)	(748,711)
Excess of sublease income over lease cost	$1,072,529	$1,076,168
	Three Months Ended October 31,
	2024	2023
Other information:
Operating cash flows from operating leases	$540,300	$531,288

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of October 31, 2024:

Period Ended October 31,	Operating Leases
2025	$2,171,538
2026	2,272,955
2027	2,333,737
2028	2,354,249
2029	2,375,444
Thereafter	21,067,467
Total undiscounted cash flows	32,575,390
Less: present value discount	(7,577,169)
Total Lease Liabilities	$24,998,221

As of October 31, 2024, our operating leases had a weighted average remaining lease term of 15.70 years and a weighted average discount rate of 3.66%.

7. Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan (the “Plan”) covering substantially all its non-union employees. Operations were charged $110,728 and $120,251 as contributions to the Plan for the three months ended October 31, 2024 and 2023, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $21,461 and $24,229 for the three months ended October 31, 2024 and 2023, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to a union sponsored health benefit plan.

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

Information for contributing employer’s participation in the multi-employer plan:

Legal name of Plan:	United Food and Commercial
Workers Local 888 Pension Fund
Employer identification number:	13-6367793
Plan number:	001
Date of most recent Form 5500:	December 31, 2023
Certified zone status:	Critical and declining status
Status determination date:	January 1, 2023
Plan used extended amortization provisions in status calculation:	Yes
Minimum required contribution:	Yes
Employer contributing greater than 5% of Plan contributions for year ended December 31, 2023	Yes
Rehabilitation plan implemented:	Yes
Employer subject to surcharge:	Yes
Contract expiration date:	November 30, 2025

Under the pension fund’s rehabilitation plan expiring November 30, 2025, the Company agreed to pay a minimum contribution rate equal to 20.3% of each covered employee’s pay. The contract also covers rates of pay, hours of employment and other conditions of employment for approximately 21% of the Company’s 28 employees. The Company considers that its labor relations with its employees and union are good.

8. Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	October 31
	2024	2023
Cash and cash equivalents	$2,316,114	$2,339,016
Restricted cash, tenant security deposits	904,174	898,791
Restricted cash, other	71,785	103,023
	$3,292,073	$3,340,830

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords.

Supplemental disclosure:	Three Months Ended
	October 31
	2024	2023
Cash Flow Information
Interest paid, net of capitalized interest of $21,425 (2024) and $20,463 (2023)	$25,725	$42,519

9. Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2024 and at July 31, 2024.

10. Related Party Transactions:

The Company has two operating leases with Weinstein Enterprises, Inc. (“Landlord”), an affiliated company, principally owned by the Chairman of the Board of Directors of both the Company and Landlord. One lease is for building, improvements, and land located at Jamaica Avenue at 169th Street, Jamaica, New York (“Jamaica, New York”). Another lease is for premises located at 504-506 Fulton Street, Brooklyn, New York.

In April 2023, the Company exercised one of four five-year option periods with Landlord to extend the Jamaica, New York lease beyond May 31, 2030 for a total of five years through May 31, 2035. As of October 31, 2024, it is not reasonably certain the remaining three options to extend the lease from May 31, 2035 to May 31, 2050 will be exercised by the Company.

Rent payments and expense relating to these two operating leases with Landlord follow:

	Rent Payments Three Months Ended October 31		Rent Expense Three Months Ended October 31
Property	2024	2023	2024	2023
Jamaica Avenue at 169th Street	$156,249	$156,249	$287,671	$287,671
504-506 Fulton Street	90,564	90,564	95,299	95,299
Total	$246,813	$246,813	$382,970	$382,970

The following summarizes assets and liabilities related to these two leases:

	Operating Lease
	Right-Of-Use Assets		Liabilities
Property	October 31 2024	July 31 2024	October 31 2024	July 31 2024	Expiration Date
Jamaica Avenue at 169th Street	$10,389,567	$10,600,247	$4,826,099	$4,905,360	May 31, 2035
504-506 Fulton Street	2,099,892	2,167,727	2,248,440	2,311,539	April 30, 2031
Total	$12,489,459	$12,767,974	$7,074,539	$7,216,899

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies and Estimates:

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues, and expenses during the reporting period and related disclosure of contingent assets and liabilities. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described below as our critical accounting policies. Actual results may differ from these estimates under different assumptions and conditions. There have been no significant changes to our critical accounting policies and estimates during the three months ended October 31, 2024 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Annual Report to Shareholders incorporated by reference into our Annual Report on Form 10-K for the period ended July 31, 2024.

Results of Operations:

In the three months ended October 31, 2024, the Company reported net income of $26,657, or $.01 per share. In the comparable three months ended October 31, 2023, the Company reported net loss of ($192,544), or ($.10) per share. The increase in the 2024 three months was primarily due to increased rent for existing tenants and several new leases combined with a net unrealized loss on marketable securities only in the 2023 three months.

Revenues in the current three months increased to $5,539,129 from $5,323,801 in the comparable three months ended October 31, 2023, primarily due to increased rent for existing tenants and several new leases; partially offset by the loss of a few tenants.

Real estate operating expenses in the current three months increased to $3,750,139 from $3,692,616 in the comparable three months ended October 31, 2023, primarily due to an increase in real estate taxes and insurance expense; partially offset by decreases in building maintenance costs.

Administrative and general expenses increased in the current three months to $1,292,753 from $1,254,573 in the comparable three months ended October 31, 2023, primarily due to an increase in legal and professional fees; partially offset by a reduction in payroll cost.

Depreciation expense in the current three months of $444,066 approximated $428,264 in the comparable three months ended October 31, 2023.

Other income and interest expense improved in the current three months to $(19,514) compared to $(195,892) in the comparable three months ended October 31, 2023, primarily due to a net unrealized loss on marketable securities only in the 2023 three months.

Liquidity and Capital Resources:

Commercial Leasing Activities

In August 2024, a tenant extended its lease through June 30, 2025 with the same terms for 10,569 square feet at the Company’s Jowein building in Brooklyn, New York.

In August 2024, the Company leased 2,051 square feet to an office tenant at the Company’s Jamaica, New York premises for ten years, with five separate one year renewal options. Monthly rent of approximately $5,500, with annual increases, is expected to commence by January 1, 2025 when renovations to the premises are expected to be complete. The Company’s costs of renovations are expected to approximate $470,000, of which $235,000 will be reimbursed by the office tenant.

In August 2024, a tenant who occupies warehouse space at the Company’s building in Circleville, Ohio, extended its lease from May 31, 2026 for additional three years to May 31, 2029. Effective November 1, 2024, the size of the leased premises expanded by 84,000 feet, including space previously leased by another tenant whose lease expired October 31, 2024. After the lease expansion, annual base rent for the warehouse space will be $877,440 per annum with increases annually. Brokerage commissions were $106,867.

Effective October 1, 2024, the Company leased approximately 12,500 square feet at the Company’s Fishkill, New York building for use as storage space for three months expiring December 31, 2024. Total rent of $61,219 was prepaid at lease commencement and is being amortized as revenue over the term of the lease.

In November 2024, a tenant who occupies 700 square feet at the Company’s 9 Bond Street building in Brooklyn, New York agreed for a base rent increase of $2,400 annually to expand their space to include an additional 130 square feet through lease expiration on January 31, 2026.

Cash Flows:

The following table summarizes our cash flow activity for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
	2024	2023
Net cash provided by operating activities	$1,802,641	$1,757,396
Net cash (used) by investing activities	(460,104)	(312,727)
Net cash (used) by financing activities	(336,065)	(321,574)

Cash Flows From Operating Activities

Deferred Expenses: The Company incurred $106,867 for brokerage commissions during the three months ended October 31, 2024. Commissions due were for one tenant’s lease extension at the Company’s Circleville, Ohio property.

Accounts Payable and Accrued Expenses: The Company had a balance due on October 31, 2024 for brokerage commissions of $406,701.

Cash Flows From Investing Activities

During the three months ended October 31, 2024, the Company had expenditures of:

-	$89,815 for tenant improvements at the Company’s 9 Bond Street building in Brooklyn, New York. Total improvements for this tenant of $994,377 were completed in September, 2024.
-	$357,174 for tenant improvements at the Company’s Jamaica, New York premises. Total improvements for this tenant should be complete prior to January 1, 2025 and are expected to approximate $470,000, of which $235,000 will be reimbursed by the tenant.
-	$13,115 for various other improvements.

Source of Funds; Cash Flows from Financing Activities; Company Indebtedness

Including the estimated costs to complete improvements mentioned above, the Company anticipates incurring an additional $1.6 million in capital expenditures over the next twelve months ending October 31, 2025. The Company’s primary source of liquidity is 1) cash provided by operations, and 2) borrowings. Total liquidity as of October 31, 2024 consists of cash and cash equivalents of $2,316,114. Total liquidity includes proceeds from fixed rate borrowings as of October 31, 2024.

The Company plans to negotiate terms on an existing $3,354,768 mortgage. At any time between April 1, 2025 and April 1, 2040, the bank may demand a balloon payment for the full amount outstanding.

Another mortgage with a bank was fully paid off on December 1, 2024. The Company intends to explore other lending options to replace this mortgage.

For a more detailed description of the Company’s indebtedness, see Note 5 - Mortgages Payable to the Consolidated Financial Statements.

We believe our sources of liquidity described above will be sufficient to meet our obligations as of October 31, 2024, and over the next 12 months.

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

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q, and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, or expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended July 31, 2024 and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in proxy statements, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K filed with the U. S. Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

During the three months ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.

3.1	Certificate of Incorporation of J. W. Mays, Inc., as amended - incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K, filed on October 5, 2017.

3.2	By-Laws of J. W. Mays, Inc. - incorporated by reference to Exhibit 3.(ii) to the Company’s Form 10-K, filed on October 23, 1995.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

32*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2024, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 12, 2024	By:	/s/ LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President

Date:	December 12, 2024	By:	/s/ WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President,
Chief Financial Officer and Treasurer