Form 10-Q
period 2025-01-31
MAYS J W INC
filed 2025-03-13
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of March 13, 2025 was 2,015,780.

J. W. MAYS, INC.

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31 2025	July 31 2024
ASSETS
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements, and fixtures	81,014,135	79,510,142
Construction in progress	1,546,063	2,387,207
	82,560,198	81,897,349
Accumulated depreciation	(40,692,714)	(39,803,374)
Buildings - net	41,867,484	42,093,975
Property and equipment-net	47,935,289	48,161,780

Cash and cash equivalents	1,490,663	1,243,977
Restricted cash	975,959	1,041,624
Receivables, net	3,926,144	3,582,225
Prepaids and other assets	2,731,691	3,048,044
Deferred charges, net	3,464,028	3,580,585
Operating lease right-of-use assets	27,822,627	28,866,800
TOTAL ASSETS	$88,346,401	$89,525,035

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable, net	$3,314,021	$3,874,246
Accounts payable and accrued expenses	2,485,158	2,271,963
Security deposits payable	1,044,777	1,077,964
Operating lease liabilities	24,682,332	25,309,725
Deferred income taxes	4,053,000	4,093,000
Total Liabilities	35,579,288	36,626,898

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	48,530,423	48,661,447
	54,054,965	54,185,989
Common stock held in treasury, at cost - 162,517 shares at January 31, 2025 and July 31, 2024	(1,287,852)	(1,287,852)
Total shareholders’ equity	52,767,113	52,898,137
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$88,346,401	$89,525,035

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31 2025	January 31 2024	January 31 2025	January 31 2024
Revenues
Rental income	$5,643,444	$5,414,843	$11,182,573	$10,738,644
Total revenues	5,643,444	5,414,843	11,182,573	10,738,644

Expenses
Real estate operating expenses	4,128,415	3,826,998	7,878,554	7,519,614
Administrative and general expenses	1,251,875	1,486,632	2,544,628	2,741,205
Depreciation	445,274	429,258	889,340	857,522
Total expenses	5,825,564	5,742,888	11,312,522	11,118,341

Loss from operations	(182,120)	(328,045)	(129,949)	(379,697)

Other income (loss) and interest expense:
Dividend and interest income	3,464	57,191	8,427	66,436
Net realized gain on sale of marketable securities	–	149,260	–	149,260
Net unrealized gain (loss) on marketable securities	–	55,916	–	(107,651)
Interest expense, net of capitalized interest	(25,025)	(28,381)	(49,502)	(69,951)
	(21,561)	233,986	(41,075)	38,094

Loss from operations before income taxes	(203,681)	(94,059)	(171,024)	(341,603)
Income taxes provision (benefit)	(46,000)	4,000	(40,000)	(51,000)
Net loss	$(157,681)	$(98,059)	$(131,024)	$(290,603)

Loss per common share, basic and diluted	$(.08)	$(.04)	$(.07)	$(.14)

Dividends per share	$–	$–	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended January 31, 2025
Balance at October 31, 2024	$2,178,297	$3,346,245	$48,688,104	$(1,287,852)	$52,924,794
Net loss, three months ended January 31, 2025	-	-	(157,681)	-	(157,681)
Balance at January 31, 2025	$2,178,297	$3,346,245	$48,530,423	$(1,287,852)	$52,767,113
Three Months Ended January 31, 2024
Balance at October 31, 2023	$2,178,297	$3,346,245	$48,875,471	$(1,287,852)	$53,112,161
Net loss, three months ended January 31, 2024	-	-	(98,059)	-	(98,059)
Balance at January 31, 2024	$2,178,297	$3,346,245	$48,777,412	$(1,287,852)	$53,014,102

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Six Months Ended January 31, 2025
Balance at July 31, 2024	$2,178,297	$3,346,245	$48,661,447	$(1,287,852)	$52,898,137
Net loss, six months ended January 31, 2025	-	-	(131,024)	-	(131,024)
Balance at January 31, 2025	$2,178,297	$3,346,245	$48,530,423	$(1,287,852)	$52,767,113
Six Months Ended January 31, 2024
Balance at July 31, 2023	$2,178,297	$3,346,245	$49,068,015	$(1,287,852)	$53,304,705
Net loss, six months ended January 31, 2024	-	-	(290,603)	-	(290,603)
Balance at January 31, 2024	$2,178,297	$3,346,245	$48,777,412	$(1,287,852)	$53,014,102

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	January 31
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(131,024)	$(290,603)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	10,518	(32,573)
Provision (benefit) for deferred income taxes	(40,000)	(51,000)
Depreciation	889,340	857,522
Loss on asset disposal	–	12,478
Amortization of deferred charges	252,666	259,715
Deferred costs	(136,109)	(712,849)
Operating lease expense in excess of cash payments	416,780	425,475
Deferred finance costs included in interest expense	15,114	19,056
Net realized gain on marketable securities	–	(149,260)
Net unrealized loss on marketable securities	–	107,651
Changes in Operating Assets and Liabilities:
Receivables	(354,437)	(65,402)
Prepaid expenses and other assets	316,353	280,357
Accounts payable and accrued expenses	213,195	179,907
Security deposits payable	(33,187)	47,976
Cash provided by operating activities	1,419,209	888,450

Cash Flows From Investing Activities:
Acquisition of property and equipment	(662,849)	(888,986)
Marketable securities:
Receipts from sales	–	300,000
Payments for purchases	–	(123,037)
Cash (used) in investing activities	(662,849)	(712,023)

Cash Flows From Financing Activities:
Payments - mortgages	(575,339)	(646,722)
Cash (used) in financing activities	(575,339)	(646,722)

Increase (decrease) in cash, cash equivalents and restricted cash	181,021	(470,295)

Cash, cash equivalents and restricted cash at beginning of period	2,285,601	2,217,735

Cash, cash equivalents and restricted cash at end of period	$2,466,622	$1,747,440

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies:

Use of Estimates

The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Company’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, incremental borrowing rates and recognition of renewal options for operating lease right-of-use assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include allowance for credit losses, depreciation, impairment analysis of long-lived assets, income tax assets and liabilities, fair value of marketable securities and revenue recognition. Estimates are based on historical experience where applicable or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

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

The Company’s allowance for uncollectible receivables is recorded as an offset to receivables. Activity in the allowance for uncollectible receivables for each period follows:

	Allowance for Credit Loss		Credit Loss
	Period Ended		Three Months Ended		Six Months Ended
	January 31	July 31	January 31		January 31
	2025	2024	2025	2024	2025	2024
Beginning balance	$42,680	$115,000	$–	$–	$–	$–
Charge-offs (recoveries)	(20,405)	(112,552)		(5,000)		(18,000)
Reserve Adjustments	10,518	40,232	9,587	5,427	10,518	(14,573)
Ending balance	$32,793	$42,680	$9,587	$427	$10,518	$(32,573)

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

Maintenance, repairs, renewals and improvements of a non-permanent nature are charged to expense when incurred. Expenditures for additions and major renewals or improvements are capitalized along with the associated interest cost during construction. The cost of assets sold or retired, and the accumulated depreciation or amortization thereon are eliminated from the respective accounts in the period of disposal, and the resulting gain or loss is credited or charged to income. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

As of January 31, 2025 and July 31, 2024, the Company has determined there was no impairment of its owned and leased properties, and the related carrying values, including depreciable lives.

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

Leases - Lessee

The Company determines if an arrangement is a lease at inception. With the adoption of ASC 842, operating leases are included in operating lease right-of-use assets, and operating lease liabilities on the Company’s consolidated balance sheets.

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

New York State and New York City taxes are calculated using the higher of taxes based on income or the respective capital- based franchise taxes. Beginning with the Company’s tax year ending July 31, 2027, changes in the law required the state capital-based tax will be phased out. New York City taxes will be based on capital for the foreseeable future. Capital-based franchise taxes are recorded to administrative and general expense. State tax amounts in excess of the capital-based franchise taxes are recorded to income tax expenses. Due to both the application of the capital-based tax and due to the possible absence of city taxable income, the Company does not record city deferred taxes.

Segment Information

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments. The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the Company’s chief executive officer and chief financial officer, who review consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company has determined that the Company has one operating segment (which operates commercial real estate properties) as defined by ASC Topic 280 “Segment Reporting”.

Recent Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company is currently evaluating the effect ASU 2024-03 may have on its consolidated financial statements and related disclosures.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company is currently evaluating the effect ASU 2023-09 may have on its consolidated financial statements and related disclosures.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The Company is currently evaluating the effect ASU 2023-07 may have on its consolidated financial statements and related disclosures.

2. Loss Per Share of Common Stock:

Loss per share has been computed by dividing the net loss for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing loss per share were 2,015,780 for the three and six months ended January 31, 2025 and 2024, respectively.

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

Investment income consists of the following:

	Three Months Ended January 31		Six Months Ended January 31
	2025	2024	2025	2024
Dividend and interest income	$3,464	$57,191	$8,427	$66,436
Net realized gain on sale of marketable securities	–	149,260	–	149,260
Net unrealized gain (loss) on marketable securities	–	55,916	–	(107,651)
Total	$3,464	$262,367	$8,427	$108,045

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

Three tenants accounted for approximately 55% and 51% of receivables as of January 31, 2025 and July 31, 2024, respectively. During the six months ended January 31, 2025 and 2024, two tenants accounted for 26% and 27% of total rental revenue, respectively.

5. Mortgages Payable:

	Current Annual Interest Rate	Final Payment Date	January 31, 2025	July 31, 2024
Bond St. building, Brooklyn, NY (1)	4.375%	12/1/2024	$–	$497,045
Fishkill building (2)	3.98%	4/1/2025	3,315,426	3,393,720
Deferred financing costs			(1,405)	(16,519)
Net			$3,314,021	$3,874,246
(1)	In November 2019, the Company obtained a loan of $5,400,000 with a fixed rate of 4.375%, secured by the Nine Bond Street land and building in Brooklyn, New York. This loan was paid off effective December 1, 2024.
(2)	In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York land and building; amortized over a 20-year period with an interest rate of 3.98% and is due in five years. Effective any time after April 1, 2025 through April 1, 2040, the bank may demand a balloon payment for the full amount outstanding. Although the interest rate is favorable, the Company may choose to refinance the mortgage after April 1, 2025; however, the bank is under no obligation to refinance if or when a balloon payment comes due upon demand.

Expenditures for additions and major renewals or improvements are capitalized along with the associated interest cost during construction. Interest expense, net of capitalized interest follows:

	Three Months Ended January 31		Six Months Ended January 31
	2025	2024	2025	2024
Interest expense	$(39,650)	$(56,282)	$(85,552)	$(118,315)
Capitalized interest	14,625	27,901	36,050	48,364
Interest expense, net of capitalized interest	$(25,025)	$(28,381)	$(49,502)	$(69,951)

Maturities of long-term mortgages outstanding at January 31, 2025 are as follows:

Period Ended January 31,	Amount
2025	$3,315,426
Deferred financing costs	(1,405)
Total	$3,314,021

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

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended January 31		Six Months Ended January 31
	2025	2024	2025	2024
Base rent - fixed	$5,184,270	$4,954,633	$10,271,546	$9,876,520
Reimbursements of common area costs	150,861	199,694	301,593	346,554
Non-lease components (real estate taxes)	308,313	260,516	609,434	515,570
Rental income	$5,643,444	$5,414,843	$11,182,573	$10,738,644

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of January 31, 2025
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2025	$6,050,032	$3,193,456	$9,243,488
2026	8,879,417	4,703,313	13,582,730
2027	7,912,304	4,357,126	12,269,430
2028	7,074,733	4,311,252	11,385,985
2029	6,342,330	3,486,228	9,828,558
2030	4,786,510	2,077,236	6,863,746
After 2030	15,750,291	5,052,775	20,803,066
Total	$56,795,617	$27,181,386	$83,977,003

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

Sublease rental income from the Company’s real estate operations for leased real property exceeded operating lease costs as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2025	2024	2025	2024
Sublease income included in base rent-fixed	$1,843,926	$1,846,320	$3,665,580	$3,671,199
Operating lease cost	(749,180)	(748,984)	(1,498,305)	(1,497,695)
Excess of sublease income over lease cost	$1,094,746	$1,097,336	$2,167,275	$2,173,504
	Three Months Ended January 31		Six Months Ended January 31
Other information:	2025	2024	2025	2024
Operating cash flows from operating leases	$540,343	$536,439	$1,080,643	$1,071,949

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of January 31, 2025:

Period Ended January 31,	Operating Leases
2026	$2,181,170
2027	2,303,496
2028	2,338,782
2029	2,359,461
2030	2,380,828
Thereafter	20,470,896
Total undiscounted cash flows	32,034,633
Less: present value discount	(7,352,301)
Total Lease Liabilities	$24,682,332

As of January 31, 2025, our operating leases had a weighted average remaining lease term of 15.53 years and a weighted average discount rate of 3.65%.

7. Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan (the “Plan”) covering substantially all its non-union employees. Operations were charged $110,729 and $221,457 as contributions to the Plan for the three and six months ended January 31, 2025, respectively, and $120,728 and $240,979 as contributions to the plan for the three and six months ended January 31, 2024, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. Company contributions to the pension plan were $22,082 and $43,543 for the three and six months ended January 31, 2025, respectively, and $27,381 and $51,610 for the three and six months ended January 31, 2024, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to a union sponsored health benefit plan.

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

Under the pension fund’s rehabilitation plan expiring November 30, 2025, the Company agreed to pay a minimum contribution rate equal to 20.5% of each covered employee’s pay. The contract also covers rates of pay, hours of employment and other conditions of employment for approximately 21% of the Company’s 28 employees. The Company considers that its labor relations with its employees and union are good.

8. Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	January 31
	2025	2024
Cash and cash equivalents	$1,490,663	$691,515
Restricted cash, tenant security deposits	904,174	984,162
Restricted cash, other	71,785	71,763
	$2,466,622	$1,747,440

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords.

Supplemental disclosure:	Six Months Ended
	January 31
	2025	2024
Cash Flow Information
Interest paid, net of capitalized interest of $36,050 (2025) and $48,364 (2024)	$51,635	$73,178

9. Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2025 and at July 31, 2024.

10. Related Party Transactions:

The Company has three operating leases with Weinstein Enterprises, Inc. (“Landlord”), an affiliated company, principally owned by the Chairman of the Board of Directors of both the Company and Landlord. One lease is for building, improvements, and land located at Jamaica Avenue at 169th Street, Jamaica, New York (“Jamaica, New York”). The second lease is for premises located at 504-506 Fulton Street, Brooklyn, New York. The third lease is for 25% of the premises located at 508 Fulton Street, Brooklyn, New York.

In April 2023, the Company exercised one of four five-year option periods with Landlord to extend the Jamaica, New York lease beyond May 31, 2030 for a total of five years through May 31, 2035. As of January 31, 2025, it is not reasonably certain the remaining three options to extend the lease from May 31, 2035 to May 31, 2050 will be exercised by the Company.

In December 2024, Weinstein Enterprises purchased the 508 Fulton Street property, including an existing lease, from another landlord who owned 25% of the property. Starting in January 2025, J.W. Mays began making rent payments to Weinstein Enterprises with no other changes to the existing lease.

Rent payments and expense relating to these three operating leases with Landlord follow:

	Rent Payments Three Months Ended January 31		Rent Payments Six Months Ended January 31		Rent Expense Three Months Ended January 31		Rent Expense Six Months Ended January 31
Property	2025	2024	2025	2024	2025	2024	2025	2024
Jamaica Avenue at 169th Street	$156,250	$156,250	$312,500	$312,500	$287,670	$287,670	$575,341	$575,341
504-506 Fulton Street	90,564	90,564	181,128	181,128	95,299	95,299	190,597	190,597
508 Fulton Street	4,753	-	4,753	-	6,058	-	6,058	-
Total	$251,567	$246,814	$498,381	$493,628	$389,027	$382,969	$771,996	$765,938

The following summarizes assets and liabilities related to these three leases:

	Operating Lease
	Right-Of-Use Assets		Liabilities
Property	January 31 2025	July 31 2024	January 31 2025	July 31 2024	Expiration Date
Jamaica Avenue at 169th Street	$10,177,615	$10,600,247	$4,745,568	$4,905,360	May 31, 2035
504-506 Fulton Street	2,031,287	2,167,727	2,184,571	2,311,539	April 30, 2031
508 Fulton Street	1,039,191	-	1,237,843	-	April 30, 2044
Total	$13,248,093	$12,767,974	$8,167,982	$7,216,899

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

J. W. MAYS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes thereto contained in this report. In this discussion, the words “Company”, “we”, “our” and “us” refer to J.W. Mays, Inc., and its subsidiaries.

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

Critical Accounting Policies and Estimates:

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues, and expenses during the reporting period and related disclosure of contingent assets and liabilities. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. There have been no significant changes to our critical accounting policies and estimates during the six months ended January 31, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report to Shareholders incorporated by reference into our Annual Report on Form 10-K for the year ended July 31, 2024.

Results of Operations:

Three months ended January 31, 2025 compared to the three months ended January 31, 2024:

In the three months ended January 31, 2025, the Company reported net loss of $(157,681), or $(.08) per share. In the comparable three months ended January 31, 2024, the Company reported net loss of $(98,059), or $(.04) per share. The increased loss in the three months ended January 31, 2025 was primarily due to an increase in real estate taxes, maintenance, and insurance expenses; partially offset by increased rent from existing and new tenants, and reductions in executive payroll costs. Also, the Company had investment income on marketable securities of $262,367 to offset losses in the three months ended January 31, 2024.

Revenues in the current three months increased to $5,643,444 from $5,414,843 in the comparable three months ended January 31, 2024, primarily due to increased rent for existing tenants and several new leases; partially offset by the loss of a few tenants.

Real estate operating expenses in the current three months increased to $4,128,415 from $3,826,998 in the comparable three months ended January 31, 2024, primarily due to an increase in real estate taxes, maintenance, and insurance expenses; partially offset by decreases in payroll maintenance costs.

Administrative and general expenses decreased in the current three months to $1,251,875 from $1,486,632 in the comparable three months ended January 31, 2024, primarily due to a decrease in executive payroll cost.

Depreciation expense in the current three months of $445,274 approximated $429,258 in the comparable three months ended January 31, 2024.

Other income (loss) and interest expense was $(21,561) in the current three months compared to $233,986 in the comparable three months ended January 31, 2024, primarily due to investment income on marketable securities of $262,367 in the 2024 three months.

Six months ended January 31, 2025 compared to the six months ended January 31, 2024:

In the six months ended January 31, 2025, the Company reported net loss of $(131,024), or $(.07) per share. In the comparable six months ended January 31, 2024, the Company reported net loss of $(290,603), or $(.14) per share. The decreased loss in the six months ended January 31, 2025 was primarily due to increased rent from existing and new tenants, and reductions in executive payroll costs; partially offset by an increase in real estate taxes, maintenance, insurance, and legal and professional expenses. Also, in the six months ended January 31, 2024, the Company had investment income on marketable securities of $108,047 to offset losses.

Revenues in the current six months increased to $11,182,573 from $10,738,644 in the comparable six months ended January 31, 2024, primarily due to increased rent for existing tenants and several new leases; partially offset by the loss of a few tenants.

Real estate operating expenses in the current six months increased to $7,878,554 from $7,519,614 in the comparable six months ended January 31, 2024, primarily due to an increase in real estate taxes, maintenance, and insurance expenses; partially offset by decreases in payroll maintenance costs.

Administrative and general expenses decreased in the current six months to $2,544,628 from $2,741,205 in the comparable six months ended January 31, 2024, primarily due to a decrease in executive payroll cost; partially offset by an increase in legal and professional fees.

Depreciation expense in the current six months of $889,340 approximated $857,522 in the comparable six months ended January 31, 2024.

Other income (loss) and interest expense was $(41,075) in the current six months compared to $38,094 in the comparable six months ended January 31, 2024, primarily due to a decrease in investment income on marketable securities of $108,047.

Liquidity and Capital Resources:

Commercial Leasing Activities

In August 2024, a tenant extended its lease through June 30, 2025 with the same terms for 10,569 square feet at the Company’s Jowein building in Brooklyn, New York.

In August 2024, the Company leased 2,051 square feet to an office tenant at the Company’s Jamaica, New York premises for ten years, with five separate one year renewal options. Monthly rent of approximately $5,500, with annual increases, commenced January 1, 2025. The Company’s costs of renovations were approximately $503,088, of which $235,000 will be reimbursed by the tenant.

In August 2024, a tenant who occupies warehouse space at the Company’s building in Circleville, Ohio, extended its lease from May 31, 2026 for additional three years to May 31, 2029. Effective November 1, 2024, the size of the leased premises expanded by 84,000 feet, including space previously leased by another tenant whose lease expired October 31, 2024. After the lease expansion, annual base rent for the warehouse space is $877,440 per annum with increases annually. Brokerage commissions were $106,867.

Effective October 1, 2024, the Company leased approximately 12,500 square feet at the Company’s Fishkill, New York building for use as storage space for three months expiring December 31, 2024. Total rent of $61,219 was prepaid at lease commencement and was amortized as revenue over the term of the lease.

In November 2024, a tenant who occupies 700 square feet at the Company’s 9 Bond Street building in Brooklyn, New York agreed to expand their space to include an additional 130 square feet for increased rent of $2,400 annually through lease expiration on January 31, 2026.

In November 2024, the company leased 305 square feet of office space at the Company’s Jowein building in Brooklyn, New York for two years at an annual rent of $7,320.

In November 2024, a tenant who occupies 5,800 square feet at the Company’s Jowein building in Brooklyn, New York agreed to rent an additional 3,920 square feet of office space for increased rent of $12,087 a month.

In December 2024, Weinstein Enterprises, an affiliated entity, principally owned by the Chairman of the Board of Directors of both the Company and Weinstein Enterprises, (“Weinstein”) purchased 25% of the 508 Fulton Street property including an existing lease, from another landlord. Starting in January 2025, J.W. Mays began making rent payments to Weinstein with no other changes to the existing lease.

On January 30, 2025, a tenant at the Company’s 9 Bond Street building in Brooklyn, New York agreed to a six months rent concession of $25,000 per month from February until July 2025. The agreement also included a deferral of $54,825 of a receivable to be paid in three equal installments from February to April 2025.

Effective March 1, 2025, a tenant occupying 1,600 square feet at the Company’s 9 Bond Street building in Brooklyn, New York agreed to terminate their lease. Loss of rent will approximate $120,000 per annum.

Cash Flows:

The following table summarizes our cash flow activity for the six months ended January 31, 2025 and 2024:

	Six Months Ended January 31,
	2025	2024
Net cash provided by operating activities	$1,419,209	$888,450
Net cash (used) in investing activities	(662,849)	(712,023)
Net cash (used) in financing activities	(575,339)	(646,722)

Cash Flows From Operating Activities

Deferred Expenses: The Company incurred $136,109 for brokerage commissions during the six months ended January 31, 2025. Commissions due were primarily for one tenant’s lease extension at the Company’s Circleville, Ohio property.

Accounts Payable and Accrued Expenses: The Company had a balance due on January 31, 2025 for brokerage commissions of $276,213.

Cash Flows From Investing Activities

During the six months ended January 31, 2025, the Company had expenditures of:

-	$96,342 for tenant improvements at the Company’s 9 Bond Street building in Brooklyn, New York. Total improvements for this tenant of $1,000,904 were completed in September, 2024.
-	$503,088 for tenant improvements at the Company’s Jamaica, New York premises. Total improvements for this tenant were completed in January 1, 2025. A total of $235,000 will be reimbursed by the tenant.
-	$32,414 for scaffolding costs were incurred at the Company’s Jowein building in Brooklyn, New York
-	$31,005 for various other improvements.

Source of Funds; Cash Flows from Financing Activities; Company Indebtedness

The Company anticipates incurring an additional $1.5 million in capital expenditures over the next twelve months ending January 31, 2026. The Company’s primary source of liquidity is 1) cash provided by operations, and 2) borrowings. Total liquidity as of January 31, 2025 consists of cash and cash equivalents of $1,490,663. Total liquidity includes proceeds from fixed rate borrowings as of January 31, 2025.

Another mortgage with a bank was fully paid off on December 1, 2024. The Company is exploring other lending options to replace this mortgage.

For a more detailed description of the Company’s indebtedness, see Note 5 - Mortgages Payable to the Consolidated Financial Statements.

We believe our sources of liquidity described above have not materially changed since July 31, 2024 and will be sufficient to meet our obligations over the next 12 months.

Future Liquidity

We believe our sources of future liquidity have not materially changed since July 31, 2024 and will be sufficient to meet our obligations beyond the next 12 months.

The Company’s ability to increase cash flows from operations, and to obtain additional sources of borrowings is dependent on many factors such as the continuously evolving local and macroeconomic commercial real estate markets, the effects of the overall economy, fluctuating interest rates, inflation, trends of office versus remote work practices, city and state regulations, and increasing real estate tax assessments. There is no assurance the Company will be successful in securing additional sources of financing when needed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the three months ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.

3.1	Certificate of Incorporation of J. W. Mays, Inc., as amended - incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K, filed on October 5, 2017.

3.2	By-Laws of J. W. Mays, Inc. - incorporated by reference to Exhibit 3.(ii) to the Company’s Form 10-K, filed on October 23, 1995.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

32*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended Janaury 31, 2025, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 13, 2025	By:	/s/ LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President

Date:	March 13, 2025	By:	/s/ WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President,
Chief Financial Officer and Treasurer