Form 10-Q
period 2025-04-30
MAYS J W INC
filed 2025-06-12
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of June 12, 2025 was 2,015,780.

J. W. MAYS, INC.

Part I - Financial Information

Item 1. Financial Statements

J. W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30 2025	July 31 2024
ASSETS
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements, and fixtures	80,967,564	79,510,142
Construction in progress	2,601,710	2,387,207
	83,569,274	81,897,349
Accumulated depreciation	(41,098,848)	(39,803,374)
Buildings - net	42,470,426	42,093,975
Property and equipment-net	48,538,231	48,161,780

Cash and cash equivalents	2,278,824	1,243,977
Restricted cash	1,016,479	1,041,624
Receivables, net	3,546,179	3,582,225
Prepaids and other assets	1,700,487	3,048,044
Deferred charges, net	3,480,394	3,580,585
Operating lease right-of-use assets	27,295,215	28,866,800
TOTAL ASSETS	$87,855,809	$89,525,035

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable, net	$3,275,692	$3,874,246
Accounts payable and accrued expenses	2,203,791	2,271,963
Security deposits payable	1,085,298	1,077,964
Operating lease liabilities	24,361,131	25,309,725
Deferred income taxes	4,076,000	4,093,000
Total Liabilities	35,001,912	36,626,898

Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	48,617,207	48,661,447
	54,141,749	54,185,989
Common stock held in treasury, at cost - 162,517 shares at April 30, 2025 and July 31, 2024	(1,287,852)	(1,287,852)
Total shareholders’ equity	52,853,897	52,898,137
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$87,855,809	$89,525,035

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30 2025	April 30 2024	April 30 2025	April 30 2024
Revenues
Rental income	$5,632,151	$5,364,324	$16,814,724	$16,102,968
Total revenues	5,632,151	5,364,324	16,814,724	16,102,968

Expenses
Real estate operating expenses	3,822,276	3,826,499	11,700,830	11,346,113
Administrative and general expenses	1,239,480	1,265,307	3,784,108	4,006,512
Depreciation	457,285	429,215	1,346,625	1,286,737
Total expenses	5,519,041	5,521,021	16,831,563	16,639,362

Income/(Loss) from operations	113,110	(156,697)	(16,839)	(536,394)

Other income (loss) and interest expense:
Dividend and interest income	7,979	7,617	16,406	74,053
Net realized gain on sale of marketable securities	–	–	–	149,260
Net unrealized (loss) on marketable securities	–	(11,633)	–	(119,284)
Interest expense, net of capitalized interest	(11,305)	(35,167)	(60,807)	(105,118)
	(3,326)	(39,183)	(44,401)	(1,089)

Income/(Loss) from operations before income taxes	109,784	(195,880)	(61,240)	(537,483)
Income taxes provision (benefit)	23,000	(111,000)	(17,000)	(162,000)
Net income/(loss)	$86,784	$(84,880)	$(44,240)	$(375,483)

Income/(Loss) per common share, basic and diluted	$.04	$(.04)	$(.02)	$(.19)

Dividends per share	$–	$–	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended April 30, 2025
Balance at January 31, 2025	$2,178,297	$3,346,245	$48,530,423	$(1,287,852)	$52,767,113
Net income, three months ended April 30, 2025	-	-	86,784	-	86,784
Balance at April 30, 2025	$2,178,297	$3,346,245	$48,617,207	$(1,287,852)	$52,853,897
Three Months Ended April 30, 2024
Balance at January 31, 2024	$2,178,297	$3,346,245	$48,777,412	$(1,287,852)	$53,014,102
Net loss, three months ended April 30, 2024	-	-	(84,880)	-	(84,880)
Balance at April 30, 2024	$2,178,297	$3,346,245	$48,692,532	$(1,287,852)	$52,929,222

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Nine Months Ended April 30, 2025
Balance at July 31, 2024	$2,178,297	$3,346,245	$48,661,447	$(1,287,852)	$52,898,137
Net loss, nine months ended April 30, 2025	-	-	(44,240)	-	(44,240)
Balance at April 30, 2025	$2,178,297	$3,346,245	$48,617,207	$(1,287,852)	$52,853,897
Nine Months Ended April 30, 2024
Balance at July 31, 2023	$2,178,297	$3,346,245	$49,068,015	$(1,287,852)	$53,304,705
Net loss, nine months ended April 30, 2024	-	-	(375,483)	-	(375,483)
Balance at April 30, 2024	$2,178,297	$3,346,245	$48,692,532	$(1,287,852)	$52,929,222

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	April 30
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(44,240)	$(375,483)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	6,289	(37,573)
Provision (benefit) for deferred income taxes	(17,000)	(162,000)
Depreciation	1,346,625	1,286,737
Loss on asset disposal	–	12,478
Amortization of deferred charges	377,443	377,567
Deferred costs	(277,252)	(744,455)
Operating lease expense in excess of cash payments	622,991	635,892
Deferred finance costs included in interest expense	16,519	28,584
Net realized gain on marketable securities	–	(149,260)
Net unrealized loss on marketable securities	–	119,284
Changes in Operating Assets and Liabilities:
Receivables	29,757	(211,653)
Prepaid expenses and other assets	1,347,557	1,177,643
Accounts payable and accrued expenses	(68,172)	780,241
Security deposits payable	7,334	114,135
Cash provided by operating activities	3,347,851	2,852,137

Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,723,076)	(2,062,818)
Marketable securities:
Receipts from sales	–	300,000
Payments for purchases	–	(119,579)
Cash (used) in investing activities	(1,723,076)	(1,882,397)

Cash Flows From Financing Activities:
Payments - mortgages	(615,073)	(975,593)
Cash (used) in financing activities	(615,073)	(975,593)

Increase (decrease) in cash, cash equivalents and restricted cash	1,009,702	(5,853)

Cash, cash equivalents and restricted cash at beginning of period	2,285,601	2,217,735

Cash, cash equivalents and restricted cash at end of period	$3,295,303	$2,211,882

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

The Company’s allowance for uncollectible receivables is recorded as an offset to receivables. Activity in the allowance for uncollectible receivables for each period follows:

	Allowance for Credit Loss		Credit Loss
	Period Ended		Three Months Ended		Nine Months Ended
	April 30	July 31	April 30		April 30
	2025	2024	2025	2024	2025	2024
Beginning balance	$42,680	$115,000	$–	$–	$–	$–
Charge-offs (recoveries)	(26,785)	(112,552)	–	(5,000)	–	(23,000)
Reserve Adjustments	6,289	40,232	(4,229)	–	6,289	(14,573)
Ending balance	$22,184	$42,680	$(4,229)	$(5,000)	$6,289	$(37,573)

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

As of April 30, 2025 and July 31, 2024, the Company has determined there was no impairment of its owned and leased properties, and the related carrying values, including depreciable lives.

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

Recent Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of employee compensation, depreciation, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company is currently evaluating the effect ASU 2024-03 may have on its consolidated financial statements and related disclosures.

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

2. Income (Loss) Per Share of Common Stock:

Income (loss) per share has been computed by dividing the net income (loss) for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income (loss) per share were 2,015,780 for the three and nine months ended April 30, 2025 and 2024, respectively.

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

Investment income consists of the following:

	Three Months Ended April 30		Nine Months Ended April 30
	2025	2024	2025	2024
Dividend and interest income	$7,979	$7,617	$16,406	$74,053
Net realized gain on sale of marketable securities	–	–	–	149,260
Net unrealized loss on marketable securities	–	(11,633)	–	(119,284)
Total	$7,979	$(4,016)	$16,406	$104,029

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

Four tenants accounted for approximately 67% of receivables as of April 30, 2025 and three tenants accounted for approximately 51% of receivables as of July 31, 2024. During the nine months ended April 30, 2025 and 2024, two tenants accounted for 27% of total rental revenue.

5. Mortgages Payable:

	Current Annual Interest Rate	Final Payment Date	April 30, 2025	July 31, 2024
Bond St. building, Brooklyn, NY (1)	4.375%	12/1/2024	$–	$497,045
Fishkill building (2)	3.98%	4/1/2040	3,275,692	3,393,720
Deferred financing costs			–	(16,519)
Net			$3,275,692	$3,874,246

(1)	In November 2019, the Company obtained a loan of $5,400,000 with a fixed rate of 4.375%, secured by the Nine Bond Street land and building in Brooklyn, New York. This loan was paid off effective December 1, 2024.

(2)	In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York land and building; amortized over a 20-year period with an interest rate of 3.98% and is due in five years. Effective any time after April 1, 2025 through April 1, 2040, the bank may demand a balloon payment for the full amount outstanding. Although the interest rate is currently favorable, the Company may choose to refinance the mortgage after April 1, 2025; however, the bank is under no obligation to refinance if or when a balloon payment comes due upon demand.

Expenditures for additions and major renewals or improvements are capitalized along with the associated interest cost during construction. Interest expense, net of capitalized interest follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2025	2024	2025	2024
Interest expense	$(34,129)	$(53,634)	$(119,681)	$(171,949)
Capitalized interest	22,824	18,467	58,874	66,831
Interest expense, net of capitalized interest	$(11,305)	$(35,167)	$(60,807)	$(105,118)

Maturities of long-term mortgages outstanding at April 30, 2025 based on the contractual payment dates, are as follows:

Fiscal Year	Amount
*2025	$40,131	*
2026	164,570
2027	171,241
2028	178,182
2029	185,404
After 2029	2,536,164
Total	$3,275,692
*	Contractual payments do not include the balloon payment disclosed in (2) above. As of June 12, 2025, the bank has no plans to demand a balloon payment for the full amount outstanding.

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

The following table disaggregates the Company's revenues by lease and non-lease components:

	Three Months Ended April 30		Nine Months Ended April 30
	2025	2024	2025	2024
Base rent - fixed	$5,108,916	$4,897,366	$15,380,462	$14,773,886
Reimbursements of common area costs	190,017	201,494	491,610	548,048
Non-lease components (real estate taxes)	333,218	265,464	942,652	781,034
Rental income	$5,632,151	$5,364,324	$16,814,724	$16,102,968

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of April 30, 2025
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2025	$3,219,428	$1,658,327	$4,877,755
2026	9,388,302	5,030,361	14,418,663
2027	8,134,370	4,569,238	12,703,608
2028	7,296,798	4,523,987	11,820,785
2029	6,564,395	3,699,601	10,263,996
2030	5,008,575	2,277,687	7,286,262
After 2030	16,897,629	6,801,309	23,698,938
Total	$56,509,497	$28,560,510	$85,070,007

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

Sublease rental income from the Company’s real estate operations for leased real property exceeded operating lease costs as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2025	2024	2025	2024
Sublease income included in base rent-fixed	$1,863,814	$1,813,879	$5,529,394	$5,485,078
Operating lease cost	(749,726)	(749,180)	(2,248,031)	(2,246,875)
Excess of sublease income over lease cost	$1,114,088	$1,064,699	$3,281,363	$3,238,203

	Three Months Ended April 30		Nine Months Ended April 30
Other information:	2025	2024	2025	2024
Operating cash flows from operating leases	$542,501	$538,294	$1,623,144	$1,610,243

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of April 30, 2025:

Period Ended April 30,	Operating Leases
2026	$2,201,559
2027	2,323,725
2028	2,343,903
2029	2,364,753
2030	2,386,296
Thereafter	19,871,896
Total undiscounted cash flows	31,492,132
Less: present value discount	(7,131,001)
Total Lease Liabilities	$24,361,131

As of April 30, 2025, our operating leases had a weighted average remaining lease term of 15.36 years and a weighted average discount rate of 3.63%.

7. Employees' Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan (the “Plan”) covering substantially all its non-union employees. Operations were charged $110,729 and $332,186 as contributions to the Plan for the three and nine months ended April 30, 2025, respectively, and $116,272 and $357,251 as contributions to the plan for the three and nine months ended April 30, 2024, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. Company contributions to the pension plan were $22,809 and $66,352 for the three and nine months ended April 30, 2025, respectively, and $20,880 and $72,490 for the three and nine months ended April 30, 2024, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to a union sponsored health benefit plan.

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

8. Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	April 30
	2025	2024
Cash and cash equivalents	$2,278,824	$1,171,121
Restricted cash, tenant security deposits	944,694	937,738
Restricted Cash, escrow	71,785	71,763
Restricted cash, other	-	31,260
	$3,295,303	$2,211,882

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords.

Supplemental disclosure:	Nine Months Ended
	April 30
	2025	2024
Cash Flow Information
Interest paid, net of capitalized interest of $58,874 (2025) and $66,831 (2024)	$85,897	$109,663

9. Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2025 and at July 31, 2024.

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

In April 2023, the Company exercised one of four five-year option periods with Landlord to extend the Jamaica, New York lease beyond May 31, 2030 for a total of five years through May 31, 2035. As of April 30, 2025, it is not reasonably certain the remaining three options to extend the lease from May 31, 2035 to May 31, 2050 will be exercised by the Company.

In December 2024, Weinstein Enterprises purchased the 508 Fulton Street property, including an existing lease, from another landlord who owned 25% of the property. Starting in January 2025, J.W. Mays began making rent payments to Weinstein Enterprises with no other changes to the existing lease.

Rent payments and expense relating to these three operating leases with Landlord follow:

	Rent Payments Three Months Ended April 30		Rent Payments Nine Months Ended April 30		Rent Expense Three Months Ended April 30		Rent Expense Nine Months Ended April 30
Property	2025	2024	2025	2024	2025	2024	2025	2024
Jamaica Avenue at 169th Street	$156,250	$156,250	$468,750	$468,750	$287,670	$287,670	$863,012	$863,012
504-506 Fulton Street	90,564	90,564	271,692	271,692	95,299	95,299	285,896	285,896
508 Fulton Street	14,258	-	19,011	-	18,174	-	24,232	-
Total	$261,072	$246,814	$759,453	$740,442	$401,143	$382,969	$1,173,140	$1,148,908

The following summarizes assets and liabilities related to these three leases:

	Operating Lease
	Right-Of-Use Assets		Liabilities
Property	April 30 2025	July 31 2024	April 30 2025	July 31 2024	Expiration Date
Jamaica Avenue at 169th Street	$9,964,372	$10,600,247	$4,663,746	$4,905,360	May 31, 2035
504-506 Fulton Street	1,961,903	2,167,727	2,119,924	2,311,539	April 30, 2031
508 Fulton Street	1,028,709	-	1,231,278	-	April 30, 2044
Total	$12,954,984	$12,767,974	$8,014,948	$7,216,899

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

Critical Accounting Policies and Estimates:

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues, and expenses during the reporting period and related disclosure of contingent assets and liabilities. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. There have been no significant changes to our critical accounting policies and estimates during the nine months ended April 30, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report to Shareholders incorporated by reference into our Annual Report on Form 10-K for the year ended July 31, 2024.

Results of Operations:

Three months ended April 30, 2025 compared to the three months ended April 30, 2024:

In the three months ended April 30, 2025, the Company reported net income of $86,784, or $.04 per share. In the comparable three months ended April 30, 2024, the Company reported net loss of $(84,880), or $(.04) per share. The net income in the three months ended April 30, 2025 was primarily due to increased rent from existing and new tenants, and reductions in legal, professional, and administrative fees; partially offset by an increase in real estate taxes, and insurance expenses.

Revenues in the current three months increased to $5,632,151 from $5,364,324 in the comparable three months ended April 30, 2024, primarily due to increased rent for existing tenants and several new leases; partially offset by the loss of a few tenants.

Real estate operating expenses in the current three months decreased to $3,822,276 from $3,826,499 in the comparable three months ended April 30, 2024.

Administrative and general expenses decreased in the current three months to $1,239,480 from $1,265,307 in the comparable three months ended April 30, 2024, primarily due to a decrease in legal, professional, and administrative fees.

Depreciation expense in the current three months increased to $457,285 from $429,215 in the comparable three months ended April 30, 2024, primarily due to new tenant build.

Other income (loss) and interest expense was $(3,326) in the current three months compared to $(39,183) in the comparable three months ended April 30, 2024, primarily due to reduced interest expenses; partially offset by unrealized loss on marketable securities in the 2024 three months.

Nine months ended April 30, 2025 compared to the nine months ended April 30, 2024:

In the nine months ended April 30, 2025, the Company reported net loss of $(44,240), or $(.02) per share. In the comparable nine months ended April 30, 2024, the Company reported net loss of $(375,483), or $(.19) per share. The decreased loss in the nine months ended April 30, 2025 was primarily due to increased rent from existing and new tenants, and reductions in executive payroll costs; partially offset by an increase in real estate taxes, and insurance expenses. Also, in the nine months ended April 30, 2024, the Company had net realized and unrealized investment income on marketable securities of $104,029 to offset losses.

Revenues in the current nine months increased to $16,814,724 from $16,102,968 in the comparable nine months ended April 30, 2024, primarily due to increased rent for existing tenants and several new leases; partially offset by the loss of a few tenants.

Real estate operating expenses in the current nine months increased to $11,700,830 from $11,346,113 in the comparable nine months ended April 30, 2024, primarily due to an increase in real estate taxes, and insurance expenses; partially offset by decreases in payroll maintenance costs.

Administrative and general expenses decreased in the current nine months to $3,784,108 from $4,006,512 in the comparable nine months ended April 30, 2024, primarily due to a decrease in executive payroll cost; partially offset by an increase in legal and professional fees.

Depreciation expense in the current nine months increased to $1,346,625 from $1,286,737 in the comparable nine months ended April 30, 2024, primarily due to tenant build out placed in service.

Other income (loss) and interest expense was $(44,401) in the current nine months compared to $(1,089) in the comparable nine months ended April 30, 2024, primarily due to net realized and unrealized investment income on marketable securities of $104,029; partially offset by decreased interest expenses.

Liquidity and Capital Resources:

Commercial Leasing Activities

In August 2024, a tenant extended its lease through June 30, 2025 with the same terms for 10,569 square feet at the Company’s Jowein building in Brooklyn, New York.

In August 2024, the Company leased 2,051 square feet to an office tenant at the Company’s Jamaica, New York premises for ten years, with five separate one year renewal options. Monthly rent of approximately $5,500, with annual increases, commenced January 1, 2025. The Company’s costs of renovations were approximately $503,088, of which $235,000 will be reimbursed by the tenant, as additional lease revenue.

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

In November 2024, a tenant who occupies 700 square feet at the Company’s 9 Bond Street building in Brooklyn, New York agreed to expand their space to include an additional 130 square feet for increased rent of $2,400 annually through lease expiration on April 30, 2026.

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

On January 30, 2025, a tenant at the Company’s 9 Bond Street building in Brooklyn, New York agreed to a nine months rent concession of $25,000 per month from February until July 2025. The agreement also included a deferral of $54,825 of a receivable to be paid in three equal installments from February to April 2025.

Effective March 1, 2025, a tenant occupying 1,600 square feet at the Company’s 9 Bond Street building in Brooklyn, New York agreed to terminate their lease. Loss of rent will approximate $120,000 per annum.

In March 2025, a tenant who occupies 9,720 square feet at the Company’s Jowein building in Brooklyn, New York exercised their first of three six months extension to February 2026, with a monthly rent of $30,869.

In April 2025, the Company leased 2,800 square feet of office space at the Company’s 9 Bond Street building in Brooklyn, New York for ten years at an annual rent of $216,000 with increases annually. Rent commencement is October 2025. Brokerage commissions were $141,143.

In May 2025, a tenant occupying 6,095 square feet at the Company’s Jamaica, New York premises, New York agreed to extend their lease to December 2026, with a monthly rent of $14,476.

In May 2025, a tenant who occupies 17,364 and 5,640 square feet of space at the Company’s Jowein building in Brooklyn, New York provided notice they would not be renewing their leases which end on June 30, 2025 and January 19, 2026, respectively. The loss of rental income from the combined leases is approximately $885,000 per annum.

In May 2025, a tenant occupying 3,080 square feet at the Company’s 9 Bond Street building in Brooklyn, New York provided notice they would not be renewing their lease which ends on June 30, 2025. The loss of rental income is approximately $142,000 per annum.

Cash Flows:

The following table summarizes our cash flow activity for the nine months ended April 30, 2025 and 2024:

	Nine Months Ended April 30,
	2025	2024
Net cash provided by operating activities	$3,347,851	$2,852,137
Net cash (used) in investing activities	(1,723,076)	(1,882,397)
Net cash (used) in financing activities	(615,073)	(975,593)

Cash Flows From Operating Activities

Deferred Expenses: The Company incurred $277,252 for brokerage commissions during the nine months ended April 30, 2025. Commissions due were primarily for one tenant’s lease extension at the Company’s Circleville, Ohio property.

Accounts Payable and Accrued Expenses: The Company had a balance due on April 30, 2025 for brokerage commissions of $346,553.

Cash Flows From Investing Activities

During the nine months ended April 30, 2025, the Company had expenditures of:

-	$120,254 for tenant improvements at the Company’s 9 Bond Street building in Brooklyn, New York. Total improvements for one tenant of $1,005,490 were completed in September, 2024.
-	$1,363,427 for tenant improvements at the Company’s Jamaica, New York premises. Total improvements for one tenant were $503,088 and completed in January 1, 2025. A total of $235,000 was reimbursed by the tenant.
-	$206,472 for scaffolding costs were incurred at the Company’s Jowein building in Brooklyn, New York
-	$32,923 for various other improvements.

Source of Funds; Cash Flows from Financing Activities; Company Indebtedness

The Company anticipates incurring an additional $1.2 million in capital expenditures over the next twelve months ending April 30, 2026. The Company’s primary source of liquidity is 1) cash provided by operations, and 2) borrowings. Total liquidity as of April 30, 2025 consists of cash and cash equivalents of $2,278,824. Total liquidity includes proceeds from fixed rate borrowings as of April 30, 2025.

As of April 30, 2025, the Company’s only mortgage with a bank had outstanding debt of approximately $3.3 million. While the loan has a stated maturity of April 1, 2040, the mortgage agreement provides the lender with an unconditional right to demand repayment in full at any time effective April 30, 2025 through final payment date of April 1, 2040. This mortgage balloon payment demand provision has a significant impact on our financial ratios and the perception of our short-term liquidity. As of this date of filing, the bank has not communicated any intent to accelerate repayment. The Company maintains a positive relationship with the bank and remains in full compliance with terms of the loan provisions. Although the interest rate is currently favorable, the Company may choose to refinance the mortgage after April 1, 2025, however, the bank is under no obligation to refinance if or when a balloon payment comes due upon demand.

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

Cautionary Statement Regarding Forward-Looking Statements:

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q, and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, or expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended July 31, 2024 and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth, and interest rates both nationally and locally;
•	existing indebtedness, including the potential for accelerated maturities;
•	the ability to obtain additional financing at reasonable costs and interest rates;
•	changes in the financial condition of our customers;
•	changes in the regulatory environment and particularly burdens of increasing local, state, and federal requirements and taxes;
•	lease cancellations and particularly loss of key tenants;
•	changes in our estimates of costs;
•	loss of key personnel;
•	war and/or terrorist attacks could significantly impact buildings leased to tenants;
•	the continued availability of insurance for various policies at reasonable rates;
•	outcomes of pending and future litigation;
•	increasing competition by other companies;
•	compliance with our loan covenants;
•	climate change;
•	recoverability of claims against our customers and others by us and claims by third parties against us;
•	changes in estimates used in our critical accounting policies;
•	cybersecurity threats or incidents; and
•	pandemics and the related trends of office versus remote work practices.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in proxy statements, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K filed with the U. S. Securities and Exchange Commission

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 1A. Risk Factors

As of April 30, 2025, the Company’s only mortgage with a bank had outstanding debt of approximately $3.3 million. While the loan has a stated maturity of April 1, 2040, the mortgage agreement provides the lender with an unconditional right to demand repayment in full at any time effective April 30, 2025 through final payment date of April 1, 2040. This mortgage balloon payment demand provision has a significant impact on our financial ratios and the perception of our short-term liquidity. As of this date of filing, the bank has not communicated any intent to accelerate repayment. The Company maintains a positive relationship with the bank and remains in full compliance with terms of the loan provisions. Although the interest rate is currently favorable, the Company may choose to refinance the mortgage after April 1, 2025, however, the bank is under no obligation to refinance if or when a balloon payment comes due upon demand. If the bank were to demand repayment of $3.3 million in full, the Company intends to refinance the mortage with the bank at the available interest rate while also seeking alternate lenders at competitive rates.

Other than as described in the preceding paragraph, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the nine months ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.

3.1	Certificate of Incorporation of J. W. Mays, Inc., as amended - incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K, filed on October 5, 2017.

3.2	By-Laws of J. W. Mays, Inc. - incorporated by reference to Exhibit 3.(ii) to the Company’s Form 10-K, filed on October 23, 1995.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

32*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2025, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 12, 2025	By:	/s/ LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President

Date:	June 12, 2025	By:	/s/ WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President,
Chief Financial Officer and Treasurer