Form 10-K
period 2025-07-31
MAYS J W INC
filed 2025-10-23
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-3647

J.W. MAYS, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York State or Other Jurisdiction of Incorporation or Organization	11-1059070 I.R.S. Employer Identification No.
9 Bond Street, Brooklyn, New York Address of Principal Executive Offices	11201 Zip Code

Registrant’s telephone number, including area code 718 624-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $1 par value	Trading Symbol(s) MAYS	Name of each exchange on which registered NASDAQ

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $20,796,192 as of January 31, 2025 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of September 2, 2025 was 2,015,780.

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

Document	Part of Form 10-K in which the Document is incorporated
Annual Report to Shareholders for Fiscal Year Ended July 31, 2025	Parts I and II
Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders	Part III

J.W. MAYS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2025

PART I

ITEM 1.	BUSINESS.

J.W. Mays, Inc. (the “Company” or “Registrant”) with executive offices at Nine Bond Street, Brooklyn, New York 11201, operates a number of commercial real estate properties, which are described in Item 2 “Properties”. The Company’s business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

The Company has 28 full time employees and has a contract, expiring November 30, 2025, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 21% of its employees. The Company considers that its labor relations with its employees and union are good.

Executive Officers of the Registrant

The following information is furnished with respect to each executive officer of the Registrant (each of whose position is reviewed annually but each of whom has a three-year employment agreement, effective August 1, 2011 and renewed every three years thereafter through 2023: expiring July 31, 2026.

Name	Age	Business Experience During the Past Five Years	First Became Such Officer or Director
Lloyd J. Shulman	83	President	November, 1978
		Chairman of the Board and Chief Executive Officer	November, 1996
Ward N. Lyke, Jr.	74	Vice President	February, 1984
		Chief Financial Officer and Treasurer	January, 2024
George Silva	75	Vice President-Operations	March, 1995

All of the above mentioned officers have been appointed as such by the directors and have been employed as executive officers of the Company during the past five years.

Our website is https://www.jwmays.com. Information found on our website is not incorporated by reference into this annual report on Form 10-K. We make our filings with the U.S. Securities and Exchange Commission (“SEC”) including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), available free of charge on or through our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior filings by the Company. The Company assumes no obligation to update these forward-looking statements or to advise of changes in the assumptions on which they were based.

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

The controlling shareholder group includes a corporation that owns a significant percentage of the Company’s common stock and which does business with the Company, as further described in the Notes to the Consolidated Financial Statements contained in the 2025 Annual Report to Shareholders. Certain conflicts of interest may be perceived by the relationship between the Company and its largest shareholder. Nevertheless, the Company and its largest shareholder have put in place some controls to reduce the effects of any perceived conflict of interest, including ensuring that the Board is composed of a majority of independent directors.

Risks Related to Our Business and Operations

We are a part of the communities in which we do business. Accordingly, like other businesses in our communities, we are subject to the following risks:

•	changes in the rate of economic growth, and interest rates both nationally and locally;
•	existing indebtedness, including the potential for accelerated maturities;
•	the ability to obtain additional financing at reasonable costs and interest rates;
•	changes in the financial condition of our customers;
•	changes in the regulatory environment and particularly burdens of increasing local, state, and federal requirements and taxes;
•	lease cancellations and particularly loss of key tenants;
•	changes in our estimates of costs;
•	loss of key personnel;
•	war and/or terrorist attacks could significantly impact buildings leased to tenants;
•	the continued availability of insurance for various policies at reasonable rates;
•	outcomes of pending and future litigation;
•	increasing competition by other companies;
•	compliance with our loan covenants;
•	climate change;
•	recoverability of claims against our tenants and others by us and claims by third parties against us;
•	changes in estimates used in our critical accounting policies;
•	cybersecurity threats or incidents; and
•	pandemics and the related trends of office versus remote work practices.

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

Governance

Our Board maintains oversight responsibility of risks from cybersecurity threats. This oversight is facilitated primarily through the Audit Committee (the “Committee”), which is responsible for oversight of our information system risk, including cybersecurity threats. The Committee oversees the risk management program designed to implement adequate controls to mitigate cybersecurity risks.

The Committee receives periodic updates from management on potential risks, threats, and controls to mitigate identified risks. The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on the cybersecurity risk management program as needed.

Our management, represented by our Chief Financial Officer, Ward Lyke, provides leadership for implementation and maintenance of our cybersecurity risk management processes. Mr. Lyke has served as Vice President, Chief Financial Officer, and Treasurer since January 2024, and as an Executive Vice President and Officer of the Company since 1984, including as Assistant Treasurer since 2003. Mr. Lyke currently manages key functions for the Company’s accounting, finance, and treasury strategies, including risk management. In addition, Mr. Lyke oversees the Company’s managed IT solutions service provider which includes, among other services:

1.	Business continuity – Managed data backup utilizing best practices including cloud-based disaster recovery,

2.	Multi-vector security protection – Real-time protection against security threats across email, browsers, files, and infrastructure resources,

3.	Patch management – Patching for Windows and certain third-party application updates,

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

Properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Notes 4. OPERATING LEASES and 10. RELATED PARTY TRANSACTIONS to the Consolidated Financial Statements contained in the 2025 Annual Report to Shareholders, incorporated herein by reference. Properties owned and subject to mortgage is the Fishkill building.

1.	Brooklyn, New York

Fulton Street at Bond Street

90% of the property is owned by the Company and the remaining 10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: December 8, 2043 (1 lease) which lease currently has one thirty-year renewal option through December 8, 2073, April 30, 2031 (1 lease), and April 30, 2044 (3 leases).

The property is currently leased to twenty-four tenants of which eight are retail tenants, two are fast food/beverage restaurants, eleven occupy office space, three are dental or medical offices. One tenant leased in excess of 10% of the rentable square footage; the tenant is a department store, occupying 20.60%.

In November 2024, a tenant who occupies 700 square feet agreed to expand their space to include an additional 130 square feet for increased rent of $2,400 annually through lease expiration on April 30, 2026.

In December 2024, Weinstein Enterprises, Inc. (“Landlord”) purchased the 508 Fulton Street property, including an existing lease, from another landlord who owned 25% of the property. Starting in January 2025, the Company began making rent payments to Landlord with no other changes to the existing lease.

In January and August 2025, a tenant at the Company’s 9 Bond Street building in Brooklyn, New York was given two six month rent concessions of $25,000 per month from February to July 2025, and $40,000 per month from August 2025 to January 2026, respectively. The January 2025 agreement also included a deferral of $54,825 of a receivable to be paid in three equal installments from February to April 2025.

In March 2025, a tenant occupying 1,600 square feet agreed to terminate their lease. Loss of rent will approximate $120,000 per annum.

In April 2025, the Company leased 2,800 square feet of office space to a tenant for ten years at an annual rent of $216,000 with increases annually. Rent commencement was October 2025. Brokerage commissions were $134,987.

In May 2025, a tenant occupying 3,080 square feet provided notice they would not be renewing their lease which ends on June 30, 2025. The loss of rental income is approximately $142,000 per annum.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, provided the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2021	62.31%	7/31/2026	7	42,624	$2,039,732	9.078
7/31/2022	63.38%	7/31/2027	3	3,558	156,431.696
7/31/2023	59.51%	7/31/2028	4	6,633	247,409	1.101
7/31/2024	51.83%	7/31/2030	2	85,990	2,173,989	9.675
7/31/2025	52.69%	7/31/2031	1	1,090	45,126.201
		7/31/2032	4	47,668	2,389,959	10.636
		7/31/2033	1	1,140	82,174.366
		7/31/2034	1	5,632	159,653.711
		7/31/2035	1	3,200	166,606.741
			24	197,535	$7,461,079	33.205

The Company uses 17,810 square feet of available space.

As of July 31, 2025 the federal tax basis is $22,607,989 with accumulated depreciation of $15,274,093 for a net carrying value of $7,333,896. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $3,039,600 per year and the rate used is averaged at $11.018 per $100 of assessed valuation.

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

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to fourteen tenants of which one is a fast-food restaurant, two are for warehouse space and eleven leases are for office space. Two tenants leased in excess of 10% of the rentable square footage; each occupies office space of 15.64%, and 12.59% respectively.

In August 2024, a tenant extended its lease through June 30, 2025 with the same terms for 10,569 square feet, which in May 2025 further extended it’s lease to September 30, 2025.

In November 2024, the Company leased 305 square feet of office space for two years at an annual rent of $7,320.

In November 2024, a tenant who occupies 5,800 square feet agreed to rent an additional 3,920 square feet of office space for increased rent of $12,087 a month.

In March 2025, a tenant who occupies 9,720 square feet exercised their first of three six month extensions to February 2026, with a monthly rent of $30,869.

In May 2025, a tenant who occupies 17,364 and 5,640 square feet provided notice they would not be renewing their leases which end on June 30, 2025 and January 19, 2026, respectively. The loss of rental income from the combined leases is approximately $885,000 per annum.

In July 2025, the Company leased 1,800 square feet of office space on a month-to-month basis. Monthly rent will be $6,766.

In August 2025, the Company leased 5,500 square feet of retail space at the Company’s Jowein building in Brooklyn, New York. Monthly rent is $15,000 with annual rent increases. Brokerage commissions were $73,487.

In October 2025, a tenant who occupies 31,438 square feet of office space extended their lease from May 2026 to October 2026, and was given a rent concession effective November 2025 to October 2026.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2021	72.54%	7/31/2026	5	28,476	$755,365	3.362
7/31/2022	80.84%	7/31/2027	1	305	4,880.021
7/31/2023	83.46%	7/31/2028	2	13,000	503,285	2.240
7/31/2024	81.79%	7/31/2029	1	500	51,745.230
7/31/2025	83.52%	7/31/2030	1	31,438	1,070,582	4.765
		7/31/2036	1	12,105	52,632.234
		7/31/2037	2	42,725	1,912,368	8.511
		7/31/2059	1	19,437	147,632.657
			14	147,986	$4,498,489	20.020

As of July 31, 2025 the federal tax basis is $7,550,837 with accumulated depreciation of $5,479,392 for a net carrying value of $2,071,445. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $872,299 per year and the rate used is averaged at $11.228 per $100 of assessed valuation.

3.	Jamaica, New York—Jamaica Avenue at 169th Street

Building, improvements and land (“Jamaica Property”) are leased from an affiliated company, principally owned by a director of the Company (“Landlord”). In July 2022, the Company entered into an agreement with Landlord giving the Company four five-year option periods for a total of twenty years through May 31, 2050. In April 2023, the Company exercised the first five-year option period, extending the lease expiration date to May 31, 2035. In August 2025, the Company further extended the lease five years through May 31, 2040. Upon lease termination, all property included in operating lease right-of-use assets and leasehold improvements will be turned over to the Landlord.

The Jamaica Property is currently leased to eleven tenants: four tenants are retail, one restaurant, and six occupy office space. Four tenants each occupy in excess of 10% of the rentable square footage; two retail stores occupy 15.82% and 17.66%, respectively; and two office tenants occupy 23.70% and 12.83%, respectively.

In August 2024, the Company leased 2,051 square feet to an office tenant for ten years, with five separate one year renewal options. Monthly rent of approximately $5,500, with annual increases, commenced January 1, 2025. The Company’s costs of renovations were approximately $503,088, of which $235,000 will be reimbursed by the tenant, as additional lease revenue.

In February 2025, a tenant occupying 160 square feet agreed to extend their lease to January 2030, with a yearly rent of $24,000.

In March 2025, the Company leased 6,761 square feet of office space for fifteen years at an annual rent of $135,220 with yearly rent escalation, effective August 2025. Brokerage commissions were $137,180.

In June 2025, a tenant occupying 2,000 square feet provided notice they would be vacating the space effective July 31, 2025. The loss of rental income is approximately $64,000 per annum.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2021	80.41%	7/31/2026	1	38,109	$1,160,852	5.166
7/31/2022	80.51%	7/31/2027	2	6,600	219,463.977
7/31/2023	80.58%	7/31/2029	3	121,589	2,666,051	11.865
7/31/2024	80.58%	7/31/2030	1	147	24,000.107
7/31/2025	80.99%	7/31/2034	2	70,884	1,661,863	7.396
		7/31/2035	1	2,051	72,098.321
		7/31/2040	1	6,761	—	—
			11	246,141	$5,804,327	25.832

Until the lease agreement terminates, the Company remains solely entitled to tax depreciation and other tax deductions relating to the buildings, improvements and maintenance of the property. As of July 31, 2025, the federal tax basis is $13,863,981 with accumulated depreciation of $10,340,750 for a net carrying value of $3,523,231. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $1,144,033 per year and the rate used is averaged at $9.968 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. In July 2019, the Company leased 47,000 square feet to a community college at its Fishkill, New York building, for a term of fifteen years with two five-year option periods.

Effective October 1, 2024, the Company leased approximately 12,500 square feet for use as storage space for three months expiring December 31, 2024. Total rent of $61,219 was prepaid at lease commencement and was amortized as revenue over the term of the lease.

There are approximately 156,000 square feet of the building available for lease. There are plans to renovate vacant space upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2021	20.42%	7/31/2036	1	47,000	$989,690	4.405
7/31/2022	22.27%
7/31/2023	22.27%
7/31/2024	27.26%
7/31/2025	24.69%

As of July 31, 2025 the federal tax basis is $22,660,510 with accumulated depreciation of $16,227,755 for a net carrying value of $6,432,755. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $122,953 per year and the rate used is averaged at $2.503 per $100 of assessed valuation.

5.	Levittown, New York—Hempstead Turnpike

The Company owns the entire property. In October 2006, the Company entered into a lease agreement with a restaurant. The restaurant constructed a new 10,000 square foot building, which opened in May 2008. In September 2022, the restaurant extended its lease for an additional five years expiring May 3, 2028. Ownership of the building reverts to the Company at the conclusion of the leasing arrangement, currently May 3, 2028 (the restaurant has 2 5 year renewal options).

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2021	100.00%	7/31/2028	Building	10,000	$462,472	2.058
7/31/2022	100.00%		Land	75,800
7/31/2023	100.00%		1	85,800
7/31/2024	100.00%
7/31/2025	100.00%

The real estate taxes for this property are $177,650 per year and the rate used is averaged at $1,013.93 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The current lease expires May 14, 2030. The leasehold is currently subleased to one tenant occupying 113,400 square feet of the property, with the other 20,000 square feet of the property available for sublease.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2021	93.75%	7/31/2030	1	133,400	$800,236	3.561
7/31/2022	100.00%
7/31/2023	100.00%
7/31/2024	88.76%
7/31/2025	85.01%

The real estate taxes for this property are $273,567 per year and the rate used is averaged at $770.03 per $100 of assessed valuation.

In August 2025, the Company leased 20,000 square feet of retail space at the Company’s Massapequa building in Long Island, New York for five years. Monthly rent is $4,500 and increases to $5,500 after the first year. Brokerage commissions were $14,355.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

The Company owns the entire property. The property is currently leased to one tenant. The tenant uses these premises for warehouse and distribution facilities.

In August 2024, a tenant who occupies warehouse space extended its lease from May 31, 2026 for additional three years to May 31, 2029. Effective November 1, 2024, the size of the leased premises expanded by 84,000 feet, including space previously leased by another tenant whose lease expired October 31, 2024. After the lease expansion, annual base rent for the warehouse space is $877,440 per annum with increases annually. Brokerage commissions were $106,867.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2021	99.30%	7/31/2029	1	193,350	$1,360,021	6.053
7/31/2022	99.30%
7/31/2023	99.30%
7/31/2024	97.75%
7/31/2025	96.72%

As of July 31, 2025, the federal tax basis is $4,493,846 with accumulated depreciation of $4,411,199 for a net carrying value of $82,647. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $40,811 per year and the rate used is averaged at $5.403 per $100 of assessed valuation.

In the opinion of management, all of the Company’s properties are adequately covered by insurance.

See Note 8 to the Consolidated Financial Statements contained in the 2025 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

On September 2, 2025, the Company had approximately 500 shareholders of record.

The Company has not declared any cash dividends on our common stock during the year ended July 31, 2025 and does not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings, cash flows, financial position, and such other facts the Board deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2025, we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the year ended July 31, 2025, we did not repurchase any of our outstanding equity securities.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22-26 of the Registrant’s 2025 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant’s Consolidated Financial Statements, together with the report of Prager Metis CPAs, LLC, independent registered public accounting firm, dated October 22, 2025, appearing on pages 3 through 21 of the Registrant’s 2025 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 3, 7, and 15 hereof, the 2025 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2025, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2025, its internal control over financial reporting is effective based on these criteria.

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

During the three months ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not Required

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company is contained in the Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Clawback Policy

In 2024, the Board adopted a clawback policy effective January 1, 2024 that provides for the recovery of erroneously awarded compensation received by an executive officer in the event of an accounting restatement due to material noncompliance with financial reporting requirements under the securities laws, as required under
Section 10D of the Exchange Act, Rule 10D-1.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Related Party Transactions” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees for services rendered by the Company’s independent registered public accounting firm, Prager Metis CPAs, LLC, for the fiscal years 2025 and 2024.

	Fiscal Year
	2025	2024
Audit fees	$190,000	$180,000
Audit related fees	13,400	12,800
Tax fees	45,000	45,000
All other fees	15,178	—
Total Fees	$263,578	$237,800

Audit fees for fiscal year 2025 and fiscal year 2024 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of documents filed with the SEC.

Audit related fees for fiscal year 2025 and fiscal year 2024 consist of audits of real estate tax matters and consultations concerning financial accounting and reporting standards.

Tax fees for fiscal year 2025 and fiscal year 2024 were for services related to tax compliance including preparation of federal, state and local corporate tax returns, and assistance with a prior period Internal Revenue Service audit.

All other fees for fiscal 2025 were for assistance relating to an IRS audit of the tax year ending July 31, 2022, which is now closed.

The officers of the Company consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
1.	The Consolidated Financial Statements and report of Prager Metis CPAs, LLC, independent registered public accounting firm, dated October 22, 2025, set forth on pages 3 through 21 of the Company’s 2025 Annual Report to Shareholders.
2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules on page 16.
(b)	Exhibit No.
3.1	Certificate of Incorporation of J. W. Mays, Inc., as amended - incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K, filed on October 5, 2017.
3.2	By-Laws of J. W. Mays, Inc. - incorporated by reference to Exhibit 3.(II) to the Company’s Form 10-K, filed on October 23, 1995.
10.1#	Retirement Plan and Trust, Summary Plan Description - incorporated by reference to Exhibit 10(i) to the Company’s Form 10-K filed on October 4, 2018.
10.2#	Employment Agreement dated as of August 1, 2023 between J.W. Mays, Inc. and Lloyd J. Shulman - incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-K filed on October 19, 2023.
10.3#	Employment Agreement dated as of August 1, 2023 between J.W. Mays, Inc. and Mark Greenblatt - incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-K filed on October 19, 2023.
10.4#	Employment Agreement dated as of August 1, 2023 between J.W. Mays, Inc. and Ward N. Lyke, Jr. - incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-K filed on October 19, 2023.
10.5#	Employment Agreement dated as of August 1, 2023 between J.W. Mays, Inc. and George Silva - incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-K filed on October 19, 2023.
10.6*	Consulting Agreement, dated as of January 1, 2024, between Mr. Mark Greenblatt and J. W. Mays, Inc. - incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed on January 2, 2024, as amended by that amended Consulting Agreement, dated as of October 22, 2024, between Mr. Mark Greenblatt and J.W.Mays, Inc - filed herewith.
13*	Annual Report to Shareholders.
19*	Insider Trading Policy.
21	List of subsidiaries of J. W. Mays, Inc. - incorporated by reference to Exhibit 21 to the Company’s Form 10-K, filed on October 23, 1995.
31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).
32*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy - incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed on October 24, 2024.
101**	The following financial statements from the Company’s Annual Report on Form 10-K for the period ended July 31, 2025, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith
#	Indicates management contract or compensatory plan.
**	Submitted electronically with the report

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.
(Registrant)

October 23, 2025	By:	/s/ LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 23, 2025
Lloyd J. Shulman	Officer, and President
(Principal Executive Officer)

/s/ WARD N. LYKE, JR.	Vice President, Chief Financial Officer	October 23, 2025
Ward N. Lyke, Jr.	and Treasurer
(Principal Financial and Accounting Officer)

/s/ JENNIFER L. CARUSO	Director	October 23, 2025
Jennifer L. Caruso

/s/ ROBERT L. ECKER	Director	October 23, 2025
Robert L. Ecker

/s/ STEVEN GURNEY-GOLDMAN	Director	October 23, 2025
Steven Gurney-Goldman

/s/ MARK S. GREENBLATT	Director	October 23, 2025
Mark S. Greenblatt

/s/ MELINDA KOSTER	Director	October 23, 2025
Melinda Koster

/s/ DEAN L. RYDER	Director	October 23, 2025
Dean L. Ryder

INDEX TO COMPANY’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Company’s Annual Report to Shareholders for the fiscal year ended July 31, 2025, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 273) (pages 20-21)

Consolidated Balance Sheets (page 3)

Consolidated Statements of Operations (page 4)

Consolidated Statements of Changes in Shareholders’ Equity (page 5)

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