Form 10-Q
period 2025-10-31
MAYS J W INC
filed 2025-12-11
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of December 8, 2025 was 2,015,780.

J. W. MAYS, INC.

Part I - Financial Information

Item 1. Financial Statements

J.W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31 2025	July 31 2025
ASSETS
Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements, and fixtures	82,321,574	81,018,716
Construction in progress	2,121,407	3,270,919
	84,442,981	84,289,635
Accumulated depreciation	(41,985,351)	(41,603,389)
Buildings - net	42,457,630	42,686,246
Property and equipment-net	48,525,435	48,754,051
Cash and cash equivalents	2,188,982	748,597
Restricted cash	1,040,148	1,010,148
Receivables, net	3,812,249	3,959,730
Prepaids and other assets	1,801,836	3,294,901
Deferred charges, net	3,474,507	3,517,817
Operating lease right-of-use assets	27,869,079	26,764,182
TOTAL ASSETS	$88,712,236	$88,049,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage payable	$3,195,029	$3,235,561
Accounts payable and accrued expenses	2,773,773	2,891,074
Security deposits payable	1,126,725	1,092,225
Operating lease liabilities	25,299,839	24,034,669
Deferred income taxes	3,889,000	4,034,000
Total Liabilities	36,284,366	35,287,529
Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued and 2,015,780 outstanding)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	48,191,180	48,525,207
	53,715,722	54,049,749
Common stock held in treasury, at cost - 162,517 shares at October 31, 2025 and July 31, 2025	(1,287,852)	(1,287,852)
Total shareholders’ equity	52,427,870	52,761,897
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,712,236	$88,049,426

See Notes to Accompanying Consolidated Financial Statements

J.W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	October 31	October 31
	2025	2024
Revenues
Rental income	$5,251,414	$5,539,129
Total revenues	5,251,414	5,539,129
Expenses
Real estate operating expenses	4,077,513	3,750,139
Administrative and general expenses	1,189,818	1,292,753
Depreciation	472,262	444,066
Total expenses	5,739,593	5,486,958
Income (loss) from operations	(488,179)	52,171

Other income and interest expense:
Dividend and interest income	9,152	4,963
Interest expense, net of capitalized interest	–	(24,477)
	9,152	(19,514)

Income (loss) from operations before income taxes	(479,027)	32,657
Income taxes provided (benefit)	(145,000)	6,000
Net income (loss)	$(334,027)	$26,657

Income / (loss) per common share, basic and diluted	$(.17)	$.01
Dividends per share	$–	$–

Weighted average common shares outstanding, basic and diluted	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

J.W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended October 31, 2025
Balance at July 31, 2025	$2,178,297	$3,346,245	$48,525,207	$(1,287,852)	$52,761,897
Net loss, three months ended October 31, 2025	-	-	(334,027)	-	(334,027)
Balance at October 31, 2025	$2,178,297	$3,346,245	$48,191,180	$(1,287,852)	$52,427,870
Three Months Ended October 31, 2024
Balance at July 31, 2024	$2,178,297	$3,346,245	$48,661,447	$(1,287,852)	$52,898,137
Net income, three months ended October 31, 2024	-	-	26,657	-	26,657
Balance at October 31, 2024	$2,178,297	$3,346,245	$48,688,104	$(1,287,852)	$52,924,794

See Notes to Accompanying Consolidated Financial Statements

J.W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	October 31
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(334,027)	$26,657
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	4,622	931
Provision (benefit) for deferred income taxes	(145,000)	6,000
Depreciation	472,262	444,066
Loss on fixed asset disposal	167,700	–
Amortization of deferred charges	131,153	125,300
Operating lease expense in excess of cash payments	160,272	208,826
Deferred finance costs included in interest expense	–	9,528
Changes in Operating Assets and Liabilities:
Receivables	142,859	159,659
Deferred costs	(87,842)	(106,867)
Prepaid expenses and other assets	1,493,065	1,354,374
Accounts payable and accrued expenses	(117,301)	(391,426)
Security deposits payable	34,500	(34,407)
Cash provided by operating activities	1,922,263	1,802,641
Cash Flows From Investing Activities:
Acquisition of property and equipment	(411,346)	(460,104)
Cash (used) in investing activities	(411,346)	(460,104)
Cash Flows From Financing Activities:
Payments - mortgages	(40,532)	(336,065)
Cash (used) in financing activities	(40,532)	(336,065)
Increase in cash, cash equivalents and restricted cash	1,470,385	1,006,472
Cash, cash equivalents and restricted cash at beginning of period	1,758,745	2,285,601
Cash, cash equivalents and restricted cash at end of period	$3,229,130	$3,292,073

See Notes to Accompanying Consolidated Financial Statements

J.W. MAYS, INC.
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

Basis of Presentation

The interim financial statements are prepared pursuant to the instructions for reporting on Form 10-Q and Article 8 of Regulations S-X of the Securities & Exchange Commission (“SEC”) Rules and Regulations. The July 31, 2025 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s latest Form 10-K Annual Report for the fiscal year ended July 31, 2025. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2026 or any other period.

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

The Company’s allowance for credit losses is recorded as an offset to receivables. Activity in the allowance for credit losses for each period follows:

	Allowance for Credit Loss		Credit Loss / (Recovery)
	Period Ended		Three Months Ended
	October 31	July 31	October 31
	2025	2025	2025	2024
Beginning balance	$23,208	$42,680	$—	$—
Charge-offs (recoveries)	—	(57,984)	—	—
Reserve adjustments	4,622	38,512	4,622	931
Ending Balance	$27,830	$23,208	$4,622	$931

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

Maintenance, repairs, renewals and improvements of a non-permanent nature are charged to expense when incurred. Expenditures for additions and major renewals or improvements are capitalized along with the associated interest costs during construction. The cost of assets sold or retired, and the accumulated depreciation or amortization thereon are eliminated from the respective accounts in the year of disposal, and the resulting gain or loss is credited or charged to income. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

As of October 31, 2025 and July 31, 2025, the Company has determined there was no impairment of its owned and leased properties, and the related carrying values, including depreciable lives.

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

Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. The OBBBA includes changes to U.S. tax law applicable to the Company’s tax year ending July 31, 2025. The Company finalized recording all known and estimable impacts of the OBBBA when it filed its U.S. federal income tax return for the fiscal year ended July 31, 2025 in November 2025. There was no significant adjustment on the company's financial statement.

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

The Company has a federal net operating loss carryforward approximating $11,000,000 as of July 31, 2025 and October 31, 2025 available to offset future taxable income. The company has net operating loss carry forwards of approximately $16,000,000 for state and $14,000,000 for city as of July 31, 2025 and October 31, 2025, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

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

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07), which require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 requires the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The Company adopted ASU 2023-07 on its July 31, 2025 annual report and related disclosures. The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the Company’s chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company has determined that the Company has one operating segment (which operates commercial real estate properties) as defined by ASC Topic 280 “Segment Reporting”.

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

2. Income (Loss) Per Share of Common Stock:

Income (loss) per share has been computed by dividing the net income (loss) for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income (loss) per share were 2,015,780 for the three months ended October 31, 2025 and 2024, respectively.

3. Financial Instruments and Credit Risk Concentrations:

Financial instruments that are potentially subject to concentrations of credit risk consist principally of restricted cash, cash and cash equivalents, and receivables. Restricted cash, cash and cash equivalents are placed with multiple financial institutions and instruments to minimize risk. No assurance can be made that such financial institutions and instruments will minimize all such risk.

As of October 31, 2025 and July 31, 2025, four tenants accounted for approximately 66.47% and three tenants accounted for approximately 54.96% of receivables, respectively. During the three months ended October 31 2025, and 2024, three tenants accounted for 38.27% and two tenants accounted for 27% of total rental revenue, respectively.

4. Mortgage Payable:

	Current Annual Interest Rate	Final Payment Date	October 31, 2025	July 31, 2025
Fishkill building	3.98%	4/1/2040	$3,195,029	$3,235,561

In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 to finance renovations and brokerage commissions relating to space leased to a community college at the Fishkill, New York building. The loan is secured by the Fishkill, New York land and building; amortized over a 20-year period with an interest rate of 3.98%. Effective any time after April 1, 2025 through April 1, 2040, the bank may demand a balloon payment for the full amount outstanding. Although the interest rate is currently favorable, the company may choose to refinance the mortgage at any time; however, the bank is under no obligation to refinance if or when the balloon payment comes due upon demand.

Maturities of long-term mortgages outstanding at October 31, 2025 based on the contractual payment dates, are as follows:

Fiscal Year:	Amount
*For the remainder of 2026	$124,038
2027	171,241
2028	178,182
2029	185,404
2030	192,920
After 2030	2,343,244
Total	$3,195,029
*	Contractual payments do not include balloon payment disclosed above. As of December 8, 2025, the bank has not communicated any intent to accelerate repayment.

Expenditures for fixed assets additions and major renewals or improvements are capitalized along with the associated interest cost during construction. Interest expense, net of capitalized interest follows:

	Three Months Ended October 31
	2025	2024
Interest expense	$(32,029)	$(45,902)
Capitalized interest	32,029	21,425
Interest expense, net of capitalized interest	$—	$(24,477)

5. Operating Leases:

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

The following table disaggregates the Company’s revenues by lease and non-lease components:

	Three Months Ended October 31,
	2025	2024
Base rent - fixed	$4,763,680	$5,087,276
Reimbursements of common area costs	152,889	150,732
Non-lease components (real estate taxes)	334,845	301,121
Rental income	$5,251,414	$5,539,129

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of October 31, 2025
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2026	$7,697,580	$4,014,887	$11,712,467
2027	8,486,631	4,972,934	13,459,565
2028	7,605,023	4,926,445	12,531,468
2029	6,842,429	3,986,809	10,829,238
2030	5,192,158	2,337,182	7,529,340
2031	3,846,493	1,632,802	5,479,295
After 2031	13,517,142	6,420,552	19,937,694
Total	$53,187,456	$28,291,611	$81,479,067

Lessee

The Company’s real estate operations include leased properties under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2073, including options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As of October 31, 2025, our operating leases had a weighted average remaining lease term of 15.90 years and a weighted average discount rate of 3.76%.

In August 2025, the Company exercised the second of four five-year option periods with its landlord to extend the Jamaica Avenue at 169th Street, Jamaica, New York property lease beyond May 31, 2035 for a total of five years through May 31, 2040. The effect of the five-year lease extension on the measurement of operating right-of-use assets, liabilities, and monthly rent expense follows:

Jamaica Avenue at 169th Street
	Increase in	Increase in	Decrease in
	Operating	Operating	Monthly
	Lease Right-	Lease	Rent
	of-Use Asset	Liability	Expense
Remeasurement change resulting from August 2025 lease extension	$1,575,690	$1,575,690	$(14,766)

As of October 31, 2025, it is not reasonably certain the remaining two options to extend the lease from May 31, 2040 to May 31, 2050 will be exercised by the Company. The landlord is Weinstein Enterprises, Inc., an affiliated company principally owned by the Chairman of the Board of Directors who also principally owns the Company.

Sublease rental income from the Company’s real estate operations for leased real property exceeded operating lease costs as follows:

	Three Months Ended October 31,
	2025	2024
Sublease rental income	$1,873,637	$1,821,654
Operating lease costs	(705,166)	(749,125)
Excess of sublease income over lease cost	$1,168,471	$1,072,529

	Three Months Ended October 31,
	2025	2024
Other information:
Operating cash flows from operating leases	$544,894	$540,300

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of October 31, 2025:

Period Ended October 31,	Operating Leases
2026	$2,272,955
2027	2,333,737
2028	2,354,249
2029	2,375,443
2030	2,152,730
Thereafter	22,039,738
Total undiscounted cash flows	33,528,852
Less: present value discount	(8,229,013)
Total Lease Liabilities	$25,299,839

6. Employees’ Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan (the “Plan”) covering substantially all its non-union employees. Operations were charged $110,664 and $110,728 as contributions to the Plan for the three months ended October 31, 2025 and 2024, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $23,505 and $21,461 for the three months ended October 31, 2025 and 2024, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to a union sponsored health benefit plan.

Contingent Liability for Pension Plan:

Information as to the Company’s portion of accumulated plan benefits and plan assets is not reported separately by the pension plan. Under the Employee Retirement Income Security Act, upon withdrawal from a multi-employer benefit plan, an employer is required to continue to pay its proportionate share of the plan’s unfunded vested benefits, if any. Any liability under this provision cannot be determined: however, the Company has not made a decision to withdraw from the plan. The legal name of the pension plan is “United Food and Commercial Workers Local 888 Pension Fund”.

Under the pension fund’s rehabilitation plan, which expired November 30, 2025 and is currently being negotiated, the Company pays a minimum contribution rate equal to 20.50% of each covered employee’s pay. The contract also covers rates of pay, hours of employment and other conditions of employment for approximately 18.5% of the Company’s 27 employees. The Company considers that its labor relations with its employees and union are good.

7. Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	October 31
	2025	2024
Cash and cash equivalents	$2,188,982	$2,316,114
Restricted cash, tenant security deposits	968,342	904,174
Restricted cash, other	71,806	71,785
	$3,229,130	$3,292,073

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords.

Supplemental disclosure:	Three Months Ended
	October 31
	2025	2024
Cash Flow Information
Interest paid, net of capitalized interest of $32,029 (2025) and $21,425 (2024)	$135	$25,725
Income tax paid (refunded)	—	—

Non-cash information
Recognition of operating lease right-of-use assets	$1,575,690	—
Recognition of operating lease liabilities	$1,575,690	—

8. Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at October 31, 2025 and at July 31, 2025.

9. Related Party Transactions:

The Company has three operating leases with Landlord, an affiliated company, principally owned by the Chairman of the Board of Directors of both the Company and Landlord. One lease is for building, improvements, and land located at Jamaica Avenue at 169th Street, Jamaica, New York. Another lease is for premises located at 504-506 Fulton Street, Brooklyn, New York. In December 2024, Landlord purchased the 508 Fulton Street property, including an existing lease, from another landlord who owned 25% of the property. Starting in January 2025, the Company began making rent payments to Landlord with no other changes to the existing lease.

In August 2025, the Company exercised the second of four five-year option periods with its landlord to extend the Jamaica Avenue at 169th Street, Jamaica, New York property lease beyond May 31, 2035 for a total of five years through May 31, 2040. As of October 31, 2025, it is not reasonably certain the remaining two options to extend the lease from May 31, 2040 to May 31, 2050 will be exercised by the Company.

Rent payments and expense relating to these three operating leases with Landlord follow:

	Rent Payments Three Months Ended October 31		Rent Expense Three Months Ended October 31
Property	2025	2024	2025	2024
Jamaica Avenue at 169th Street	$156,250	$156,250	$243,371	$287,671
504-506 Fulton Street	90,564	90,564	95,299	95,299
508 Fulton Street	14,258	—	18,175	—
Total	$261,072	$246,814	$356,845	$382,970

The following summarizes assets and liabilities related to these three leases:

	Operating Lease
	Right-Of-Use Assets		Liabilities
Property	October 31 2025	July 31 2025	October 31 2025	July 31 2025	Expiration Date
Jamaica Avenue at 169th Street	$11,173,527	$9,749,817	$6,091,443	$4,580,611	May 31, 2040
504-506 Fulton Street	1,820,760	1,891,731	1,988,252	2,054,487	April 30, 2031
508 Fulton Street	1,007,622	1,018,186	1,218,024	1,224,672	April 30, 2044
Total	$14,001,909	$12,659,734	$9,297,719	$7,859,770

Upon termination of the Jamaica, New York lease, currently in 2040, all premises included in operating lease right-of-use assets plus leasehold improvements will be turned over to the Landlord.

10. Contingencies:

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

J.W. MAYS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes thereto contained in this report. In this discussion, the words “Company”, “we”, “our” and “us” refer to J.W. Mays, Inc., and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements:

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report on Form 10-Q, may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, or expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended July 31, 2025 and the following, could cause our business performance or financial results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth, and interest rates both nationally and locally;
•	existing indebtedness, including the potential for accelerated maturities;
•	the ability to obtain additional financing at reasonable costs and interest rates;
•	changes in the financial condition of our customers;
•	changes in the regulatory environment and particularly burdens of increasing local, state, and federal requirements and taxes;
•	lease cancellations and particularly loss of key tenants;
•	changes in our estimates of costs;
•	loss of key personnel;
•	war and/or terrorist attacks, global, national and local political unrest and protests could significantly impact buildings leased to tenants;
•	the continued availability of insurance for various policies at reasonable rates;
•	outcomes of pending and future litigation;
•	increasing competition by other landlords and building management companies;
•	compliance with our loan covenants;
•	climate change;
•	recoverability of claims against our customers and others by us and claims by third parties against us;
•	changes in estimates used in our critical accounting policies;
•	cybersecurity threats or incidents; and
•	pandemics and the related trends of office versus remote work practices.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our annual proxy statement, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates:

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues, and expenses during the reporting period and related disclosure of contingent assets and liabilities. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. There have been no significant changes to our critical accounting policies and estimates during the three months ended October 31, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Annual Report to Shareholders incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

Results of Operations:

In the three months ended October 31, 2025, the Company reported net loss of $(334,027), or $(.17) per share. In the comparable three months ended October 31, 2024, the Company reported net income of $26,657, or $.01 per share. The decrease in the 2025 three months was primarily due to increase in real estate operating expenses combined with loss of tenants and rent concessions granted; partially offset by several new leases.

Revenues in the current three months decreased to $5,251,414 from $5,539,129 in the comparable three months ended October 31, 2024, primarily due to loss of tenants and decrease in rents; partially offset by several new leases.

Real estate operating expenses in the current three months increased to $4,077,513 from $3,750,139 in the comparable three months ended October 31, 2024, primarily due to an increase in real estate taxes, insurance and maintenance expenses, and a loss on fixed asset disposal; partially offset by decreases in building payroll costs.

Administrative and general expenses decreased in the current three months to $1,189,818 from $1,292,753 in the comparable three months ended October 31, 2024, primarily due to a decrease in legal and professional fees; partially offset by increases in other administrative cost.

Depreciation expense in the current three months increased to $472,262 from $444,066 in the comparable three months ended October 31, 2024 primarily due to tenant improvements placed in service at various buildings.

Other income and interest expense improved in the current three months to $9,152 compared to $(19,514) in the comparable three months ended October 31, 2024, primarily due to increased dividend and interest income, and a decrease in interest expense.

Liquidity and Capital Resources:

Commercial Leasing Activities

In August 2025, the Company exercised the second of four five-year option periods with its landlord to extend the Jamaica Avenue at 169th Street, Jamaica, New York property lease beyond May 31, 2035 for a total of five years through May 31, 2040.

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

In October 2025, a tenant who occupies 31,438 square feet at the Company’s Jowein building in Brooklyn, New York extended their lease from May 2026 to October 2026, and was given a rent concession effective November 2025 to October 2026.

In October 2025, a tenant who occupies 915 square feet at the Company’s 9 Bond Street building in Brooklyn, New York extended their lease from January 2026 to January 2028. Annual rent is $24,000.

Cash Flows:

The following table summarizes our cash flow activity for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
	2025	2024
Net cash provided by operating activities	$1,922,263	$1,802,641
Net cash (used) by investing activities	(411,346)	(460,104)
Net cash (used) by financing activities	(40,532)	(336,065)

Cash Flows From Operating Activities

Deferred Expenses: The Company incurred $87,842 for brokerage commissions during the three months ended October 31, 2025. Commissions due were for two new tenant leases at the Company’s Jowein property and Massapequa premises.

Accounts Payable and Accrued Expenses: The Company had a balance due on October 31, 2025 for brokerage commissions of $507,591.

Cash Flows From Investing Activities

During the three months ended October 31, 2025, the Company had expenditures for tenant improvements of:

-	$109,467 at the Company’s 9 Bond Street building in Brooklyn, New York. Total improvements for this tenant are mostly complete.

-	$161,244 at the Company’s Fishkill building, New York for architectural work to design new space for an existing tenant.

-	$55,051 for tenant improvements at the Company’s Jamaica, New York premises for two tenants which are now complete as of October 31, 2025.

During the three months ended October 31, 2025, the Company also had expenditures for building improvements:

-	$10,508 at the Company’s Fishkill building, New York.

-	$75,076 at the Company’s Jowein building in Brooklyn, New York mostly related to scaffolding.

Source of Funds; Cash Flows from Financing Activities; Company Indebtedness

As of October 31, 2025, the Company anticipates incurring an additional $1.9 million in capital expenditures over the next twelve months ending October 31, 2026. The Company’s primary source of liquidity is 1) cash provided by operations, and 2) borrowings. Total liquidity as of October 31, 2025 consists of cash and cash equivalents of $2,188,982. Total liquidity includes proceeds from fixed rate borrowings as of October 31, 2025.

As of October 31, 2025, the Company’s only mortgage with a bank had outstanding debt of approximately $3.2 million. While the loan has a stated maturity of April 1, 2040, the mortgage agreement provides the lender with an unconditional right to demand repayment in full at any time through final payment date of April 1, 2040. This mortgage balloon payment demand provision has a significant impact on our financial ratios and the perception of our short-term liquidity. As of this date of filing, the bank has not communicated any intent to accelerate repayment. The Company maintains a positive relationship with the bank and remains in full compliance with terms of the loan provisions. Although the interest rate is currently favorable, the Company may choose to refinance the mortgage, however, the bank is under no obligation to refinance if or when a balloon payment comes due upon demand.

For a more detailed description of the Company’s indebtedness, see Note 3 - Mortgage Payable contained in these Consolidated Financial Statements.

We believe our sources of liquidity described above will be sufficient to meet our obligations over the next 12 months.

The Company’s ability to increase cash flows from operations, and to obtain additional sources of borrowings is dependent on many factors such as the continuously evolving local and macroeconomic commercial real estate markets, the effects of the overall economy, fluctuating interest rates, inflation, trends of office versus remote work practices, city and state regulations, and increasing real estate tax assessments. Furthermore, the Company anticipates the need for additional financing in fiscal year 2026 for capital expenditures. There is no assurance the Company will be successful in securing additional sources of financing when needed.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

(a)	None

(b)	None

(c)

During the three months ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.

3.1	Certificate of Incorporation of J.W. Mays, Inc., as amended - incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K, filed on October 5, 2017.

3.2	By-Laws of J.W. Mays, Inc. - incorporated by reference to Exhibit 3.(ii) to the Company’s Form 10-K, filed on October 23, 1995.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

32*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2025, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	December 11, 2025	By:	/s/ LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President
(principal executive officer)

Date:	December 11, 2025	By:	/s/ WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)