Form 10-Q
period 2026-01-31
MAYS J W INC
filed 2026-03-12
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of March 12, 2026 was 2,015,780.

J. W. MAYS, INC.

Part I - Financial Information

Item 1. Financial Statements

J.W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31 2026	July 31 2025
ASSETS

Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements, and fixtures	83,204,963	81,018,716
Construction in progress	2,195,694	3,270,919
	85,400,657	84,289,635
Accumulated depreciation	(42,430,200)	(41,603,389)
Buildings - net	42,970,457	42,686,246
Property and equipment-net	49,038,262	48,754,051
Cash and cash equivalents	434,420	748,597
Restricted cash	1,040,148	1,010,148
Receivables, net	4,319,518	3,959,730
Prepaids and other assets	2,868,422	3,294,901
Deferred charges, net	3,287,552	3,517,817
Operating lease right-of-use assets	27,394,934	26,764,182
TOTAL ASSETS	$88,383,256	$88,049,426

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgage payable	$3,154,093	$3,235,561
Accounts payable and accrued expenses	3,521,812	2,891,074
Security deposits payable	1,126,725	1,092,225
Operating lease liabilities	24,979,716	24,034,669
Deferred income taxes	3,682,000	4,034,000
Total Liabilities	36,464,346	35,287,529
Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued and 2,015,780 outstanding)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	47,682,220	48,525,207
	53,206,762	54,049,749
Common stock held in treasury, at cost - 162,517 shares at January 31, 2026 and July 31, 2025	(1,287,852)	(1,287,852)
Total shareholders’ equity	51,918,910	52,761,897
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,383,256	$88,049,426

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31 2026	January 31 2025	January 31 2026	January 31 2025
Revenues
Rental income	$5,211,482	$5,643,444	$10,462,896	$11,182,573
Total revenues	5,211,482	5,643,444	10,462,896	11,182,573

Expenses
Real estate operating expenses	4,127,284	4,128,415	8,204,797	7,878,554
Administrative and general expenses	1,325,921	1,251,875	2,515,739	2,544,628
Depreciation	470,677	445,274	942,939	889,340
Total expenses	5,923,882	5,825,564	11,663,475	11,312,522

Loss from operations	(712,400)	(182,120)	(1,200,579)	(129,949)

Other:
Dividend and interest income	3,218	3,464	12,370	8,427
Interest expense, net of capitalized interest	(6,778)	(25,025)	(6,778)	(49,502)
	(3,560)	(21,561)	5,592	(41,075)

Loss before income taxes	(715,960)	(203,681)	(1,194,987)	(171,024)
Income taxes provision (benefit)	(207,000)	(46,000)	(352,000)	(40,000)
Net loss	$(508,960)	$(157,681)	$(842,987)	$(131,024)

Loss per common share, basic and diluted	$(.25)	$(.08)	$(.42)	$(.07)

Dividends per share	$–	$–	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

J. W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended January 31, 2026
Balance at October 31, 2025	$2,178,297	$3,346,245	$48,191,180	$(1,287,852)	$52,427,870
Net loss, three months ended January 31, 2026	-	-	(508,960)	-	(508,960)
Balance at January 31, 2026	$2,178,297	$3,346,245	$47,682,220	$(1,287,852)	$51,918,910
Three Months Ended January 31, 2025
Balance at October 31, 2024	$2,178,297	$3,346,245	$48,688,104	$(1,287,852)	$52,924,794
Net loss, three months ended January 31, 2025	-	-	(157,681)	-	(157,681)
Balance at January 31, 2025	$2,178,297	$3,346,245	$48,530,423	$(1,287,852)	$52,767,113

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Six Months Ended January 31, 2026
Balance at July 31, 2025	$2,178,297	$3,346,245	$48,525,207	$(1,287,852)	$52,761,897
Net loss, six months ended January 31, 2026	-	-	(842,987)	-	(842,987)
Balance at January 31, 2026	$2,178,297	$3,346,245	$47,682,220	$(1,287,852)	$51,918,910
Six Months Ended January 31, 2025
Balance at July 31, 2024	$2,178,297	$3,346,245	$48,661,447	$(1,287,852)	$52,898,137
Net loss, six months ended January 31, 2025	-	-	(131,024)	-	(131,024)
Balance at January 31, 2025	$2,178,297	$3,346,245	$48,530,423	$(1,287,852)	$52,767,113

See Notes to Accompanying Consolidated Financial Statements

J.W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	January 31
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(842,987)	$(131,024)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	11,242	10,518
Provision (benefit) for deferred income taxes	(352,000)	(40,000)
Depreciation	942,939	889,340
Loss on fixed asset disposal	167,700	–
Amortization of deferred charges	318,108	252,666
Operating lease expense in excess of cash payments	314,295	416,780
Deferred finance costs included in interest expense	–	15,114
Changes in Operating Assets and Liabilities:
Receivables	(371,032)	(354,437)
Deferred costs	(87,842)	(136,109)
Prepaid expenses and other assets	426,479	316,353
Accounts payable and accrued expenses	630,738	213,195
Security deposits payable	34,500	(33,187)
Cash provided by operating activities	1,192,140	1,419,209
Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,394,849)	(662,849)
Cash (used) in investing activities	(1,394,849)	(662,849)
Cash Flows From Financing Activities:
Payments - mortgages	(81,468)	(575,339)
Cash (used) in financing activities	(81,468)	(575,339)
(Decrease)/Increase in cash, cash equivalents and restricted cash	(284,177)	181,021
Cash, cash equivalents and restricted cash at beginning of period	1,758,745	2,285,601
Cash, cash equivalents and restricted cash at end of period	$1,474,568	$2,466,622

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

The Company’s allowance for credit losses is recorded as an offset to receivables. Activity in the allowance for credit losses for each period follows:

	Allowance for Credit Loss		Credit Loss
	Period Ended		Three Months Ended		Six Months Ended
	January 31	July 31	January 31		January 31
	2026	2025	2026	2025	2026	2025
Beginning balance	$23,208	$42,680	$–	$–	$–	$–
Charge-offs (recoveries)	–	(57,984)
Reserve Adjustments	11,242	38,512	6,620	9,587	11,242	10,518
Ending balance	$34,450	$23,208	$6,620	$9,587	$11,242	$10,518

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

As of January 31, 2026 and July 31, 2025, the Company has determined there was no impairment of its owned and leased properties, and the related carrying values, including depreciable lives.

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

Rent concessions granted were recognized as reductions in revenue as follows:

			Reductions in Revenue
		Total Rent	Three Months Ended January 31		Six Months Ended January 31
Property	Period	Concession	2026	2025	2026	2025
9 Bond St., Brooklyn, New York	February, 2025 to July, 2026	$660,000	$120,000	-	$240,000	-
Jowein, Brooklyn, New York	November, 2025 to October, 2026	$361,637	93,942	-	93,942	-
Total			$213,942	-	$333,942	-

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

The Company has a federal net operating loss carryforward approximating $11,000,000 as of July 31, 2025 and January 31, 2026 available to offset future taxable income. The company has net operating loss carry forwards of approximately $16,000,000 for state and $14,000,000 for city as of July 31, 2025 and January 31, 2026, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

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

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07), which require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 requires the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The Company adopted ASU 2023-07 on its July 31, 2025 annual report and related disclosures. The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the Company’s Chief Executive Officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company has determined it has one operating segment (which operates commercial real estate properties) as defined by ASC Topic 280 “Segment Reporting”.

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

2. Loss Per Share of Common Stock:

Loss per share has been computed by dividing the net loss for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing loss per share were 2,015,780 for the three and six months ended January 31, 2026 and 2025, respectively.

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

As of January 31 2026 and July 31, 2025, three tenants accounted for approximately 53.65% and 54.96% of receivables, respectively. During the six months ended January 31 2026, and 2025, three tenants accounted for 37.43% and two tenants accounted for 26.46% of total rental revenue, respectively.

4. Mortgage Payable:

	Current Annual Interest Rate	Final Payment Date	January 31, 2026	July 31, 2025
Fishkill building	3.98%	4/1/2040	$3,154,093	$3,235,561

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

Maturities of long-term mortgages outstanding at January 31, 2026 based on the contractual payment dates, are as follows:

Fiscal Year:	Amount
*For the remainder of 2026	$83,102
2027	171,241
2028	178,182
2029	185,404
2030	192,920
After 2030	2,343,244
Total	$3,154,093

*	Contractual payments do not include balloon payment disclosed above. As of March 11, 2026, the bank has not communicated any intent to accelerate repayment.

Expenditures for fixed assets additions and major renewals or improvements are capitalized along with the associated interest cost during construction. Interest expense, net of capitalized interest follows:

	Three Months Ended January 31		Six Months Ended January 31
	2026	2025	2026	2025
Interest expense	$(31,416)	$(39,650)	$(63,445)	$(85,552)
Capitalized interest	24,638	14,625	56,667	36,050
Interest expense, net of capitalized interest	$(6,778)	$(25,025)	$(6,778)	$(49,502)

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

The following table disaggregates the Company’s revenues by lease and non-lease components:

	Three Months Ended January 31		Six Months Ended January 31
	2026	2025	2026	2025
Base rent - fixed	$4,733,803	$5,184,270	$9,497,483	$10,271,546
Reimbursements of common area costs	135,242	150,861	288,131	301,593
Non-lease components (real estate taxes)	342,437	308,313	677,282	609,434
Rental income	$5,211,482	$5,643,444	$10,462,896	$11,182,573

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of January 31, 2026
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2026	$5,591,029	$2,843,095	$8,434,124
2027	8,697,190	5,016,913	13,714,103
2028	7,780,154	4,881,798	12,661,952
2029	7,015,409	3,941,914	10,957,323
2030	5,372,909	2,293,182	7,666,091
2031	4,066,102	1,652,674	5,718,776
After 2031	14,505,384	6,534,275	21,039,659
Total	$53,028,177	$27,163,851	$80,192,028

Lessee

The Company’s real estate operations include leased properties under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2073, including options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As of January 31, 2026, our operating leases had a weighted average remaining lease term of 15.72 years and a weighted average discount rate of 3.76%.

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

As of January 31, 2026, it is not reasonably certain the remaining two options to extend the lease from May 31, 2040 to May 31, 2050 will be exercised by the Company. The landlord is Weinstein Enterprises, Inc., an affiliated company principally owned by the Chairman of the Board of Directors who also principally owns the Company.

Sublease rental income from the Company’s real estate operations for leased real property exceeded operating lease costs as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2026	2025	2026	2025
Sublease income	$1,857,920	$1,843,926	$3,731,557	$3,665,580
Operating lease cost	(705,166)	(749,180)	(1,410,332)	(1,498,305)
Excess of sublease income over lease cost	$1,152,754	$1,094,746	$2,321,225	$2,167,275

	Three Months Ended January 31		Six Months Ended January 31
Other information:	2026	2025	2026	2025
Operating cash flows from operating leases	$549,635	$540,343	$1,094,529	$1,080,643

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of January 31, 2026:

Period Ended January 31,	Operating Leases
2027	$2,303,496
2028	2,338,782
2029	2,359,462
2030	2,380,829
2031	2,011,528
Thereafter	21,584,365
Total undiscounted cash flows	32,978,462
Less: present value discount	(7,998,746)
Total Lease Liabilities	$24,979,716

6. Employees’ Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan (the “Plan”) covering substantially all its non-union employees. Operations were charged $97,392 and $208,056 as contributions to the Plan for the three and six months ended January 31, 2026, respectively, and $110,729 and $221,457 for the three and six months ended January 31, 2025, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $20,029 and $43,534 for the three and six months ended January 31, 2026, respectively, and $22,082 and $43,543 for the three and six months ended January 31, 2025, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to a union sponsored health benefit plan.

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

Under the pension fund’s rehabilitation plan, which expired November 30, 2025 and is currently being negotiated, the Company pays a minimum contribution rate equal to 20.50% of each covered employee’s pay. The contract also covers rates of pay, hours of employment and other conditions of employment for approximately 21% of the Company’s 24 employees. The Company considers that its labor relations with its employees and union are good.

7. Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	January 31
	2026	2025
Cash and cash equivalents	$434,420	$1,490,663
Restricted cash, tenant security deposits	968,342	904,174
Restricted cash, other	71,806	71,785
	$1,474,568	$2,466,622

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords.

Supplemental disclosure:

	Six Months Ended
	January 31
	2026	2025
Cash Flow Information
Interest paid, including capitalized interest of $56,667 (2026) and $36,050 (2025)	$63,715	$87,685
Income tax paid (refunded)	—	—

Non-cash information
Recognition of operating lease right-of-use assets	$1,575,690	—
Recognition of operating lease liabilities	$1,575,690	—

8. Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at January 31, 2026 and at July 31, 2025.

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

In August 2025, the Company exercised the second of four five-year option periods with its landlord to extend the Jamaica Avenue at 169th Street, Jamaica, New York property lease beyond May 31, 2035 for a total of five years through May 31, 2040. As of January 31, 2026, it is not reasonably certain the remaining two options to extend the lease from May 31, 2040 to May 31, 2050 will be exercised by the Company.

In December 2024, Weinstein Enterprises purchased the 508 Fulton Street property, including an existing lease, from another landlord who owned 25% of the property. Starting in January 2025, J.W. Mays began making rent payments to Weinstein Enterprises with no other changes to the existing lease.

Rent payments and expense relating to these three operating leases with Landlord follow:

	Rent Payments Three Months Ended January 31		Rent Payments Six Months Ended January 31		Rent Expense Three Months Ended January 31		Rent Expense Six Months Ended January 31
Property	2026	2025	2026	2025	2026	2025	2026	2025
Jamaica Avenue at 169th Street	$156,250	$156,250	$312,500	$312,500	$243,371	$287,670	$486,743	$575,341
504-506 Fulton Street	90,564	90,564	181,128	181,128	95,299	95,299	190,597	190,597
508 Fulton Street	14,258	4,753	28,516	4,753	18,175	6,058	36,350	6,058
Total	$261,072	$251,567	$522,144	$498,381	$356,845	$389,027	$713,690	$771,996

The following summarizes assets and liabilities related to these three leases:

	Operating Lease
	Right-Of-Use Assets		Liabilities
Property	January 31 2026	July 31 2025	January 31 2026	July 31 2025	Expiration Date
Jamaica Avenue at 169th Street	$11,020,569	$9,749,817	$6,025,606	$4,580,611	May 31, 2040
504-506 Fulton Street	1,748,981	1,891,731	1,921,209	2,054,487	April 30, 2031
508 Fulton Street	997,016	1,018,186	1,211,335	1,224,672	April 30, 2044
Total	$13,766,566	$12,659,734	$9,158,150	$7,859,770

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

Cautionary Statement Regarding Forward-Looking Statements:

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report on Form 10-Q, may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, or expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended July 31, 2025 and the following, could cause our business performance or financial results to differ materially from what is contained in forward-looking statements:

●	changes in the rate of economic growth in the commercial real estate leasing market, and interest rates both nationally and locally;
●	existing indebtedness, including the potential for accelerated maturities;
●	the ability to obtain additional financing to fund our necessary capital expenditure projects on reasonable terms or at all;
●	changes in the financial condition of our customers;
●	changes in the regulatory environment and particularly burdens of increasing local, state, and federal requirements and taxes;
●	increasing trend of lease cancellations and loss of key tenants at our properties;
●	changes in our estimates of costs;
●	loss of key personnel;
●	war and/or terrorist attacks, global, national and local political unrest and protests could significantly impact buildings leased to tenants;
●	the continued availability of insurance for various policies at reasonable rates;
●	outcomes of pending and future litigation;
●	increasing competition by other landlords and building management companies, including the use of artificial intelligence and other advanced technologies among competitors;
●	compliance with our loan covenants;
●	impact of climate change on our properties and the geographic regions in which we operate;
●	recoverability of claims against our customers and others by us and claims by third parties against us;
●	changes in estimates used in our critical accounting policies;
●	cybersecurity and data privacy breach threats or incidents; and
●	pandemics and the related trends of office versus remote work practices.

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

Critical Accounting Policies and Estimates:

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues, and expenses during the reporting period and related disclosure of contingent assets and liabilities. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. There have been no significant changes to our critical accounting policies and estimates during the six months ended January 31, 2026 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Annual Report to Shareholders incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

Results of Operations:

Three months ended January 31, 2026 compared to the three months ended January 31, 2025:

In the three months ended January 31, 2026, the Company reported net loss of $(508,960), or $(.25) per share. In the comparable three months ended January 31, 2025, the Company reported net loss of $(157,681), or $(.08) per share. The increased loss in the 2026 three months was primarily due to an increase in administration expenses, combined with loss of tenants and rent concessions granted; partially offset by several new leases.

Revenues in the current three months decreased to $5,211,482 from $5,643,444 in the comparable three months ended January 31, 2025, primarily due to loss of tenants and rent concessions granted of $213,942; partially offset by several new leases.

Real estate operating expenses in the current three months of $4,127,284 approximated $4,128,415 in the comparable three months ended January 31, 2025.

Administrative and general expenses increased in the current three months to $1,325,921 from $1,251,875 in the comparable three months ended January 31, 2025, primarily due to increases in professional fees and executive payroll; partially offset by decreases in other administrative cost.

Depreciation expense in the current three months increased to $470,677 from $445,274 in the comparable three months ended January 31, 2025 primarily due to tenant improvements placed in service at various buildings.

Other income and interest expense improved in the current three months to $(3,560) compared to $(21,561) in the comparable three months ended January 31, 2025, primarily due to decreased in interest expense.

Six months ended January 31, 2026 compared to the six months ended January 31, 2025:

In the six months ended January 31, 2026, the Company reported net loss of $(842,987), or $(.42) per share. In the comparable six months ended January 31, 2025, the Company reported net loss of $(131,024), or $(.07) per share. The increase in loss for the 2026 six months was primarily due to increase in real estate operating expenses combined with loss of tenants and rent concessions granted; partially offset by several new leases.

Revenues in the current six months decreased to $10,462,896 from $11,182,573 in the comparable six months ended January 31, 2025, primarily due to loss of tenants and rent concessions granted of $333,942; partially offset by several new leases.

Real estate operating expenses in the current six months increased to $8,204,797 from $7,878,554 in the comparable six months ended January 31, 2025, primarily due to an increase in real estate taxes, insurance, utilities, and maintenance expenses, and a loss on fixed asset disposal; partially offset by decreases in building payroll costs.

Administrative and general expenses decreased in the current six months to $2,515,739 from $2,544,628 in the comparable six months ended January 31, 2025, primarily due to a decrease in professional fees, and pension expenses; partially offset by increases in other administrative cost.

Depreciation expense in the current six months increased to $942,939 from $889,340 in the comparable six months ended January 31, 2025 primarily due to tenant improvements placed in service at various buildings.

Other income and interest expense improved in the current six months to $5,592 compared to $(41,075) in the comparable six months ended January 31, 2025, primarily due to increased dividend and interest income, and a decrease in interest expense.

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

Effective October 1, 2025 the Company leased approximately 9,500 square feet at the Company’s Fishkill, New York building for use as storage space for three months expiring December 31, 2025. Total rent of $46,526 was prepaid at lease commencement. Brokerage commissions were $2,187.

In October 2025, a tenant who occupies 31,438 square feet at the Company’s Jowein building in Brooklyn, New York extended their lease from May 2026 to October 2026, and was given a rent concession of $361,637 effective November 2025 to October 2026.

In October 2025, a tenant who occupies 915 square feet at the Company’s 9 Bond Street building in Brooklyn, New York extended their lease from January 2026 to January 2028. Annual rent is $24,000.

In December 2025, a tenant who occupies 1,810 square feet at the Company’s 9 Bond Street building in Brooklyn, New York extended their lease from February 2026 to January 2036. Annual rent is $240,000 with yearly rent escalation beginning in year two.

In January 2026 the Company leased 9,500 square feet of warehouse space at the Company’s Fishkill building, New York for a total rent of $62,034 from February 2026 to May 2026. Total brokerage commissions were $2,357.

In February 2026, a tenant who occupies 25,423 square feet at the Company’s 9 Bond Street building in Brooklyn, New York extended their lease from December 2025 to September 2029, with a sixty days’ notice cancelation clause. Annual rent is $915,228.

In February 2026, a tenant who occupies 38,109 square feet at the Company’s Jamaica, New York premises, extended their lease from December 2025 to September 30, 2029, with a sixty days’ notice cancelation clause. Annual rent is $1,099,445.

Cash Flows:

The following table summarizes our cash flow activity for the six months ended January 31, 2026 and 2025:

	Six Months Ended January 31,
	2026	2025
Net cash provided by operating activities	$1,192,140	$1,419,209
Net cash (used) by investing activities	(1,394,849)	(662,849)
Net cash (used) by financing activities	(81,468)	(575,339)

Cash Flows From Operating Activities

Deferred Expenses: The Company incurred $87,842 for brokerage commissions during the six months ended January 31, 2026. Commissions due were for two new tenant leases at the Company’s Jowein property and Massapequa premises.

Accounts Payable and Accrued Expenses: The Company recorded an accounts payable of $637,200 related to capital improvements during the six months ended January 31, 2026.

Cash Flows From Investing Activities

During the six months ended January 31, 2026, the Company had expenditures for tenant improvements of:

-	$746,667 at the Company’s 9 Bond Street building in Brooklyn, New York. Total improvements are now complete.

-	$289,566 at the Company’s Fishkill building, New York for architectural work to design new space for an existing tenant.

-	$60,041 for tenant improvements at the Company’s Jamaica, New York premises for two tenants which are now complete as of October 31, 2025.

-	$298,575 at the Company’s Jowein building in Brooklyn, New York mostly related to scaffolding and steel work at the basement level.

Source of Funds; Cash Flows from Financing Activities; Company Indebtedness

As of January 31, 2026, the Company anticipates incurring an additional $12 million in capital expenditures over the next twelve months ending January 31, 2027. The Company’s primary source of liquidity is 1) cash provided by operations, and 2) borrowings (the company has received two loan commitments and are in the final stages of securing these loans to fund capital expenditures). Total liquidity as of January 31, 2026 consists of cash and cash equivalents of $434,420. Total liquidity includes proceeds from fixed rate borrowings as of January 31, 2026.

As of January 31, 2026, the Company’s only mortgage with a bank had outstanding debt of approximately $3.15 million. While the loan has a stated maturity of April 1, 2040, the mortgage agreement provides the lender with an unconditional right to demand repayment in full at any time through final payment date of April 1, 2040. This mortgage balloon payment demand provision has a significant impact on our financial ratios and the perception of our short-term liquidity. As of this date of filing, the bank has not communicated any intent to accelerate repayment. The Company maintains a positive relationship with the bank and remains in full compliance with terms of the loan provisions. Although the interest rate is currently favorable, the Company may choose to refinance the mortgage, however, the bank is under no obligation to refinance if or when a balloon payment comes due upon demand.

For a more detailed description of the Company’s indebtedness, see Note 4 - Mortgage Payable contained in these Consolidated Financial Statements.

We believe our sources of liquidity described above will be sufficient to meet our obligations over the next 12 months.

The Company’s ability to increase cash flows from operations, and to obtain additional sources of borrowings is dependent on many factors such as the continuously evolving local and macroeconomic commercial real estate markets, the effects of the overall economy, fluctuating interest rates, inflation, trends of office versus remote work practices, city and state regulations, and increasing real estate tax assessments. Furthermore, the Company anticipates the need for additional financing in fiscal year 2026 for capital expenditures. There is no assurance the Company will be successful in securing additional sources of financing when needed. In the event we are unable to secure additional sources of financing and our liquidity needs exceed our access to liquidity, we may need to sell or divest one or more of our properties or real estate assets to manage our liquidity needs, thus reducing our earnings and such property sale may be necessary at an inopportune time and on unfavorable terms. The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including tax implications, prevailing economic conditions, other investment opportunities, and considerations specific to the condition, value, and financial performance of the property and the Company’s liquidity needs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

(a)	None

(b)	None

(c)	During the six months ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.

3.1	Certificate of Incorporation of J.W. Mays, Inc., as amended - incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K, filed on October 5, 2017.

3.2	By-Laws of J.W. Mays, Inc. - incorporated by reference to Exhibit 3.(ii) to the Company’s Form 10-K, filed on October 23, 1995.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

32*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2026, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	March 12, 2026	By:	/s/ LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President
(principal executive officer)

Date:	March 12, 2026	By:	/s/ WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)