Form 10-Q
period 2026-04-30
MAYS J W INC
filed 2026-06-11
CIK 54187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of June 11, 2026 was 2,015,780.

J. W. MAYS, INC.

Part I - Financial Information

Item 1. Financial Statements

J.W. MAYS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30 2026	July 31 2025
ASSETS

Property and Equipment-at cost:
Land	$6,067,805	$6,067,805
Buildings held for leasing:
Buildings, improvements, and fixtures	83,236,067	81,018,716
Construction in progress	4,915,132	3,270,919
	88,151,199	84,289,635
Accumulated depreciation	(42,901,908)	(41,603,389)
Buildings - net	45,249,291	42,686,246
Property and equipment-net	51,317,096	48,754,051
Cash and cash equivalents	2,110,713	748,597
Restricted cash	1,030,852	1,010,148
Receivables, net	3,947,460	3,959,730
Prepaids and other assets	1,718,405	3,294,901
Deferred charges, net	3,179,342	3,517,817
Operating lease right-of-use assets	26,917,308	26,764,182
TOTAL ASSETS	$90,221,176	$88,049,426

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgages payable	$6,131,664	$3,235,561
Accounts payable and accrued expenses	3,004,924	2,891,074
Security deposits payable	1,148,929	1,092,225
Operating lease liabilities	24,643,612	24,034,669
Deferred income taxes	3,590,000	4,034,000
Total Liabilities	38,519,129	35,287,529
Shareholders’ Equity:
Common stock, par value $1 each share (shares-5,000,000 authorized; 2,178,297 issued and 2,015,780 outstanding)	2,178,297	2,178,297
Additional paid in capital	3,346,245	3,346,245
Retained earnings	47,465,357	48,525,207
	52,989,899	54,049,749
Common stock held in treasury, at cost - 162,517 shares at April 30, 2026 and July 31, 2025	(1,287,852)	(1,287,852)
Total shareholders’ equity	51,702,047	52,761,897
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,221,176	$88,049,426

See Notes to Accompanying Consolidated Financial Statements

J.W. MAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30 2026	April 30 2025	April 30 2026	April 30 2025
Revenues
Rental income	$5,314,751	$5,632,151	$15,777,647	$16,814,724
Total revenues	5,314,751	5,632,151	15,777,647	16,814,724

Expenses
Real estate operating expenses	3,999,990	3,822,276	12,204,787	11,700,830
Administrative and general expenses	1,164,625	1,239,480	3,680,364	3,784,108
Depreciation	471,707	457,285	1,414,646	1,346,625
Total expenses	5,636,322	5,519,041	17,299,797	16,831,563

Income/(Loss) from operations	(321,571)	113,110	(1,522,150)	(16,839)

Other income (expenses):
Dividend and interest income	5,930	7,979	18,300	16,406
Interest expense, net of capitalized interest	6,778	(11,305)	–	(60,807)
Total other income (expenses)	12,708	(3,326)	18,300	(44,401)

Income/(Loss) before income taxes	(308,863)	109,784	(1,503,850)	(61,240)
Income taxes provision (benefit)	(92,000)	23,000	(444,000)	(17,000)
Net income/(loss)	$(216,863)	$86,784	$(1,059,850)	$(44,240)

Income/(Loss) per common share, basic and diluted	$(.11)	$.04	$(.53)	$(.02)

Dividends per share	$–	$–	$–	$–

Average common shares outstanding, basic and diluted	2,015,780	2,015,780	2,015,780	2,015,780

See Notes to Accompanying Consolidated Financial Statements

J.W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Three Months Ended April 30, 2026
Balance at January 31, 2026	$2,178,297	$3,346,245	$47,682,220	$(1,287,852)	$51,918,910
Net loss, three months ended April 30, 2026	-	-	(216,863)	-	(216,863)
Balance at April 30, 2026	$2,178,297	$3,346,245	$47,465,357	$(1,287,852)	$51,702,047
Three Months Ended April 30, 2025
Balance at January 31, 2025	$2,178,297	$3,346,245	$48,530,423	$(1,287,852)	$52,767,113
Net income, three months ended April 30, 2025	-	-	86,784	-	86,784
Balance at April 30, 2025	$2,178,297	$3,346,245	$48,617,207	$(1,287,852)	$52,853,897

	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Held in Treasury	Total
Nine Months Ended April 30, 2026
Balance at July 31, 2025	$2,178,297	$3,346,245	$48,525,207	$(1,287,852)	$52,761,897
Net loss, nine months ended April 30, 2026	-	-	(1,059,850)	-	(1,059,850)
Balance at April 30, 2026	$2,178,297	$3,346,245	$47,465,357	$(1,287,852)	$51,702,047
Nine Months Ended April 30, 2025
Balance at July 31, 2024	$2,178,297	$3,346,245	$48,661,447	$(1,287,852)	$52,898,137
Net loss, nine months ended April 30, 2025	-	-	(44,240)	-	(44,240)
Balance at April 30, 2025	$2,178,297	$3,346,245	$48,617,207	$(1,287,852)	$52,853,897

See Notes to Accompanying Consolidated Financial Statements

J.W. MAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	April 30
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(1,059,850)	$(44,240)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt expense	15,073	6,289
Provision (benefit) for deferred income taxes	(444,000)	(17,000)
Depreciation	1,414,646	1,346,625
Loss on fixed asset disposal	167,700	–
Amortization of deferred charges	542,311	377,443
Operating lease expense in excess of cash payments	455,818	622,991
Deferred finance costs included in interest expense	1,165	16,519
Changes in Operating Assets and Liabilities:
Receivables	(2,803)	29,757
Deferred costs	(203,836)	(277,252)
Prepaid expenses and other assets	1,576,496	1,347,557
Accounts payable and accrued expenses	113,850	(68,172)
Security deposits payable	56,704	7,334
Cash provided by operating activities	2,633,274	3,347,851
Cash Flows From Investing Activities:
Acquisition of property and equipment	(4,145,391)	(1,723,076)
Cash (used) in investing activities	(4,145,391)	(1,723,076)
Cash Flows From Financing Activities:
Proceeds - mortgage	6,200,000	–
Payments - mortgage financing cost	(69,501)	–
Payments - mortgages	(3,235,562)	(615,073)
Cash provided (used) in financing activities	2,894,937	(615,073)
Increase in cash, cash equivalents and restricted cash	1,382,820	1,009,702
Cash, cash equivalents and restricted cash at beginning of period	1,758,745	2,285,601
Cash, cash equivalents and restricted cash at end of period	$3,141,565	$3,295,303

See Notes to Accompanying Consolidated Financial Statements

J.W. MAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies:

Use of Estimates

The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Company’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, incremental borrowing rates and recognition of renewal options for operating lease right-of-use assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include allowance for credit loss, depreciation, impairment analysis of long-lived assets, income tax assets and liabilities, and revenue recognition. Estimates are based on historical experience where applicable or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

Basis of Presentation

The interim financial statements are prepared pursuant to the instructions for reporting on Form 10-Q and Article 8 of Regulations S-X of the Securities & Exchange Commission (“SEC”) Rules and Regulations. The July 31, 2025 consolidated balance sheet included in this report was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s latest Form 10-K Annual Report for the fiscal year ended July 31, 2025. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The results of operations for the current period are not necessarily indicative of the results for the entire fiscal year ending July 31, 2026 or any other historical or future period.

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

The Company’s allowance for credit losses is recorded as an offset to receivables. Activity in the allowance for credit losses for each period follows:

	Allowance for Credit Loss		Credit Loss
	Period Ended		Three Months Ended		Nine Months Ended
	April 30	July 31	April 30		April 30
	2026	2025	2026	2025	2026	2025
Beginning balance	$23,208	$42,680	$–	$–	$–	$–
Charge-offs (recoveries)	–	(57,984)	–	–	–	–
Reserve Adjustments	15,073	38,512	3,831	(4,229)	15,073	6,289
Ending balance	$38,281	$23,208	$3,831	$(4,229)	$15,073	$6,289

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

As of April 30, 2026 and July 31, 2025, the Company has determined there was no impairment of its owned and leased properties, and the related carrying values, including depreciable lives.

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

Rent concessions granted were recognized as reductions in revenue as follows:

			Reductions in Revenue
		Total Rent	Three Months Ended April 30		Nine Months Ended April 30
Property	Period	Concession	2026	2025	2026	2025
9 Bond St., Brooklyn, New York	February, 2025 to July, 2026	$660,000	$120,000	75,000	$360,000	75,000
Jowein, Brooklyn, New York	November, 2025 to October, 2026	$375,165	90,409	-	184,351	-
Total			$210,409	75,000	$544,351	75,000

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

The Company has a federal net operating loss carryforward approximating $11,000,000 as of July 31, 2025 and April 30, 2026 available to offset future taxable income. The company has net operating loss carry forwards of approximately $16,000,000 for state and $14,000,000 for city as of July 31, 2025 and April 30, 2026, available to offset future state and city taxable income. The net operating loss carryforwards will begin to expire, if not used, in 2035.

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

Recent Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the

Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of employee compensation, depreciation, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect ASU 2024-03 may have on its consolidated financial statements and related disclosures.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the effect ASU 2023-09 may have on its consolidated financial statements and related disclosures.

2. Income/(Loss) Per Share of Common Stock:

Income/(Loss) per share has been computed by dividing the net income/(loss) for the periods by the weighted average number of shares of common stock outstanding during the periods, adjusted for the purchase of treasury stock. Shares used in computing income/(loss) per share were 2,015,780 for the three and nine months ended April 30, 2026 and 2025, respectively.

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

As of April 30, 2026 and July 31, 2025, three tenants accounted for approximately 60.63% and 54.96% of receivables, respectively. During the nine months ended April 30, 2026, and 2025, three tenants accounted for 36.97% and two tenants accounted for 27% of total rental revenue, respectively.

4. Mortgages Payable:

	Current Annual Interest Rate	Final Payment Date	April 30, 2026	July 31, 2025
Fishkill, NY building (1)	3.98%	4/1/2040	$–	$3,235,561
Circleville, OH building (2)	7.00%	4/1/2046	6,200,000	–
Deferred financing costs			(68,336)	–
			$6,131,664	$3,235,561

(1)	In March 2020, the Company obtained a loan with a bank in the amount of $4,000,000 with a fixed rate of 3.98%, secured by the Fishkill, New York land and building. This remaining loan balance of $3,126,576 was paid off effective March 27, 2026 from proceeds of the $6,200,000 loan from the same bank described in (2) below.

(2)	In March 2026, the Company obtained a loan with a bank in the amount of $6,200,000 with monthly payments of $48,069 starting from May 1, 2026, amortized over a 20-year period with an interest rate of 7.00%. Effective any time after April 1, 2031 through April 1, 2046, the bank may demand a balloon payment for the full amount outstanding. The Company is permitted to prepay any outstanding indebtedness; however, any prepayments of indebtedness are subject to a penalty fee equal to (i) 3.0% of the outstanding principal amount in the first year of the loan, (ii) 2.0% of the outstanding principal amount in the second year of the loan and (iii) 1.0% of the outstanding principal amount of the third year of the loan. The loan is secured by the Company’s Circleville, Ohio property. The Company used $3,126,576 of the net proceeds from the loan to repay an existing secured loan with the same bank. The Company intends to use the remaining net proceeds for maintenance, repairs and onboarding of new tenants on various properties.

Maturities of long-term mortgages outstanding at April 30, 2026 based on the contractual payment dates, are as follows:

Fiscal Year:	Amount
For the remainder of 2026	$35,914
2027	150,091
2028	160,941
2029	172,576
2030	185,051
After 2030	5,495,427
Total	$6,200,000

Expenditures for fixed assets additions and major renewals or improvements are capitalized along with the associated interest cost during construction. Interest expense, net of capitalized interest follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2026	2025	2026	2025
Interest expense	$(62,678)	$(34,129)	$(126,122)	$(119,681)
Capitalized interest	69,456	22,824	126,122	58,874
Interest expense, net of capitalized interest	$6,778	$(11,305)	$–	$(60,807)

The debt issuance costs are being amortized using a period of 60 months. The estimated amortization for the five years following April 30, 2026 is $13,667 each year. Amortization of $1,165 is presented as an increase of interest expense as of April 30, 2026.

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

The following table disaggregates the Company’s revenues by lease and non-lease components:

	Three Months Ended April 30		Nine Months Ended April 30
	2026	2025	2026	2025
Base rent - fixed	$4,791,801	$5,108,916	$14,289,285	$15,380,462
Reimbursements of common area costs	169,193	190,017	457,324	491,610
Non-lease components (real estate taxes)	353,757	333,218	1,031,038	942,652
Rental income	$5,314,751	$5,632,151	$15,777,647	$16,814,724

Future minimum non-cancelable rental income for leases with initial or remaining terms of one year or more is as follows:

	As of April 30, 2026
Fiscal Year	Company Owned Property	Leased Property	Total
For the remainder of 2026	$3,035,429	$1,520,879	$4,556,308
2027	10,365,723	5,093,778	15,459,501
2028	9,961,035	4,948,347	14,909,382
2029	9,196,290	4,008,463	13,204,753
2030	7,553,790	2,359,731	9,913,521
2031	6,246,983	1,719,222	7,966,205
After 2031	31,581,376	6,639,757	38,221,133
Total	$77,940,626	$26,290,177	$104,230,803

Lessee

The Company’s real estate operations include leased properties under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2073, including options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As of April 30, 2026, our operating leases had a weighted average remaining lease term of 15.55 years and a weighted average discount rate of 3.75%.

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

As of April 30, 2026, it is not reasonably certain the remaining two options to extend the lease from May 31, 2040 to May 31, 2050 will be exercised by the Company. The landlord is Weinstein Enterprises, Inc., an affiliated company principally owned by the Chairman of the Board of Directors who also is the largest stockholder of the Company.

Sublease rental income from the Company’s real estate operations for leased real property exceeded operating lease costs as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2026	2025	2026	2025
Sublease income	$1,868,414	$1,863,814	$5,599,971	$5,529,394
Operating lease cost	(705,166)	(749,726)	(2,115,498)	(2,248,031)
Excess of sublease income over lease cost	$1,163,248	$1,114,088	$3,484,473	$3,281,363

	Three Months Ended April 30		Nine Months Ended April 30
Other information:	2026	2025	2026	2025
Operating cash flows from operating leases	$562,890	$542,501	$1,657,419	$1,623,144

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of April 30, 2026:

Period Ended April 30,	Operating Leases
2027	$2,323,725
2028	2,343,903
2029	2,364,753
2030	2,386,297
2031	1,870,411
Thereafter	21,126,482
Total undiscounted cash flows	32,415,571
Less: present value discount	(7,771,959)
Total Lease Liabilities	$24,643,612

6. Employees’ Retirement Plan:

The Company sponsors a noncontributory Money Purchase Plan (the “Plan”) covering substantially all its non-union employees. Operations were charged $22,697 and $230,753 as contributions to the Plan for the three and nine months ended April 30, 2026, respectively, and $110,729 and $332,186 for the three and nine months ended April 30, 2025, respectively.

Multi-employer plan:

The Company contributes to a union sponsored multi-employer pension plan covering its union employees. The Company contributions to the pension plan were $21,159 and $64,693 for the three and nine months ended April 30, 2026, respectively, and $22,809 and $66,352 for the three and nine months ended April 30, 2025, respectively. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company also contributes to a union sponsored health benefit plan.

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

Under the pension fund’s rehabilitation plan expiring November 30, 2028, effective May 1, 2026, the Company pays a minimum contribution rate equal to 20.70% of each covered employee’s pay. The contract also covers rates of pay, hours of employment and other conditions of employment for approximately 21% of the Company’s 24 employees. The Company considers that its labor relations with its employees and union are good.

7. Cash Flow Information:

For purposes of reporting cash flows, the Company considers cash equivalents to consist of short-term highly liquid investments with maturities of three months or less, which are readily convertible into cash. The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented on the consolidated statement of cash flows:

	April 30
	2026	2025
Cash and cash equivalents	$2,110,713	$2,278,824
Restricted cash, tenant security deposits	959,046	944,694
Restricted cash, other	71,806	71,785
	$3,141,565	$3,295,303

Amounts in restricted cash primarily consist of cash held in bank accounts for tenant security deposits, amounts set aside in accordance with certain loan agreements, and security deposits with landlords.

Supplemental disclosure:

	Nine Months Ended
	April 30
	2026	2025
Cash Flow Information
Interest paid	$99,522	$85,897
Income tax paid (refunded)	—	—

Non-cash information
Recognition of operating lease right-of-use assets	$1,575,690	—
Recognition of operating lease liabilities	$1,575,690	—

8. Capitalization:

The Company is capitalized entirely through common stock with identical voting rights and rights to liquidation. Treasury stock is recorded at cost and consists of 162,517 shares at April 30, 2026 and at July 31, 2025.

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

In August 2025, the Company exercised the second of four five-year option periods with its landlord to extend the Jamaica Avenue at 169th Street, Jamaica, New York property lease beyond May 31, 2035 for a total of five years through May 31, 2040. As of April 30, 2026, it is not reasonably certain the remaining two options to extend the lease from May 31, 2040 to May 31, 2050 will be exercised by the Company.

In December 2024, Weinstein Enterprises purchased the 508 Fulton Street property, including an existing lease, from another landlord who owned 25% of the property. Starting in January 2025, J.W. Mays began making rent payments to Weinstein Enterprises with no other changes to the existing lease.

Rent payments and expense relating to these three operating leases with Landlord follow:

	Rent Payments Three Months Ended April 30		Rent Payments Nine Months Ended April 30		Rent Expense Three Months Ended April 30		Rent Expense Nine Months Ended April 30
Property	2026	2025	2026	2025	2026	2025	2026	2025
Jamaica Avenue at 169th Street	$156,250	$156,250	$468,750	$468,750	$243,371	$287,670	$730,114	$863,012
504-506 Fulton Street	90,564	90,564	271,692	271,692	95,299	95,299	285,896	285,896
508 Fulton Street	14,258	14,258	42,775	19,011	18,175	18,174	54,525	24,232
Total	$261,072	$261,072	$783,217	$759,453	$356,845	$401,143	$1,070,535	$1,173,140

The following summarizes assets and liabilities related to these three leases:

	Operating Lease
	Right-Of-Use Assets		Liabilities
Property	April 30 2026	July 31 2025	April 30 2026	July 31 2025	Expiration Date
Jamaica Avenue at 169th Street	$10,866,616	$9,749,817	$5,958,774	$4,580,611	May 31, 2040
504-506 Fulton Street	1,676,384	1,891,731	1,853,349	2,054,487	April 30, 2031
508 Fulton Street	986,368	1,018,186	1,204,604	1,224,672	April 30, 2044
Total	$13,529,368	$12,659,734	$9,016,727	$7,859,770

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

As previously disclosed, the Company has engaged Newmark Group, Inc. to actively market 25 Elm Place, Brooklyn, New York for sale to unaffiliated third-party prospective buyers. If the Company sells, transfers, disposes of or demolishes 25 Elm Place, Brooklyn, New York, then the Company may be liable to create a condominium unit for the loading dock. The necessity of creating the condominium unit and the cost of such condominium unit cannot be determined at this time.

11. Subsequent Event:

On May 12, 2026, the Company entered into a non-revolving line of credit agreement with Beacon Bank & Trust, a Massachusetts Trust Company (the “Lender”) wherein the Company has obtained a loan secured by a first lien mortgage on the Fishkill Property. The Company borrowed a principal amount of $8,000,000, or such lesser sum as shall have been advanced pursuant to a Mortgage Note between the Company and Lender, plus interest, in the amounts and in the manner as described below.

From May 12, 2026 through May 11, 2027 (the “Advance Period”), the Company shall pay interest on the outstanding principal balance from the date of advance until the principal is paid in full, at a floating interest rate equal to (i) the WSJ Prime Rate established by the Lender, as the same may be adjusted from time to time (the “Index”) plus (ii) 100 basis points per annum (the “Applicable Interest Rate”), subject at all times to a “Minimum Interest Rate” of 7.25% per annum.

Commencing on May 12, 2027 and terminating on May 1, 2036 (the “Maturity Date”), the Company shall pay principal and interest on the outstanding principal advanced, amortized over 25 years until the principal is paid in full, at the interest rate determined based upon an “Index.” The Index is determined by the weekly average yield on Federal Home Loan Bank of Boston Fixed Rate Advance Rate index adjusted to a constant maturity of five years. Before each Change Date, the Lender will determine the interest rate chargeable as of such Change Date by adding 225 basis points to the Current Index (as defined in the Mortgage Note), subject at all times to a minimum interest rate of 6.00%. The Company is required to maintain its business operating account and tenant security accounts with the Lender with minimum required balances in the amount of $1,000,000 while the Loan remains outstanding.

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

Cautionary Statement Regarding Forward-Looking Statements:

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report on Form 10-Q, may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the real estate industry. These include statements regarding our expectations about revenues, our liquidity, or expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended July 31, 2025 and the following, could cause our business performance or financial results to differ materially from what is contained in forward-looking statements:

●	changes in the rate of economic growth in the commercial real estate leasing market, and interest rates both nationally and locally;
●	existing indebtedness, including the potential for accelerated maturities;
●	the ability to obtain additional financing to fund our necessary capital expenditure projects on reasonable terms or at all, including but not limited to the success of any proposed strategic transactions with respect to our properties;
●	changes in the financial condition of our customers;
●	changes in the regulatory environment and particularly burdens of increasing local, state, and federal requirements and taxes;
●	increasing trend of lease cancellations and loss of key tenants at our properties;
●	changes in our estimates of costs;
●	loss of key personnel;
●	war and/or terrorist attacks, global, national and local political unrest and protests could significantly impact buildings leased to tenants;
●	the continued availability of insurance for various policies at reasonable rates;
●	outcomes of pending and future litigation;
●	increasing competition by other landlords and building management companies, including the use of artificial intelligence and other advanced technologies among competitors;
●	compliance with our loan covenants;
●	impact of climate change on our properties and the geographic regions in which we operate;
●	recoverability of claims against our customers and others by us and claims by third parties against us;
●	changes in estimates used in our critical accounting policies;
●	cybersecurity and data privacy breach threats or incidents; and
●	pandemics and the related trends of office versus remote work practices.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events risk factors or otherwise. You are advised, however, to review any additional disclosures we make in our public filings and periodic reports with the Securities and Exchange Commission.

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

Results of Operations:

Three months ended April 30, 2026 compared to the three months ended April 30, 2025:

In the three months ended April 30, 2026, the Company reported net loss of $(216,863), or $(.11) per share. In the comparable three months ended April 30, 2025, the Company reported net income of $86,784, or $.04 per share. The loss in the 2026 three months was primarily due to loss of tenants and rent concessions granted; partially offset by rent escalations.

Revenues in the current three months decreased to $5,314,751 from $5,632,151 in the comparable three months ended April 30, 2025, primarily due to loss of tenants and rent concessions granted of $210,409; partially offset by rent escalations.

Real estate operating expenses in the current three months increased to $3,999,990 from $3,822,276 in the comparable three months ended April 30, 2025, primarily due to increases in real estate taxes, maintenance cost, insurance cost, and commission expense; partially offset by decreases in payroll cost and license and permits.

Administrative and general expenses decreased in the current three months to $1,164,625 from $1,239,480 in the comparable three months ended April 30, 2025, primarily due to decreases in pension expenses.

Depreciation expense in the current three months of $471,707 approximated $457,285 in the comparable three months ended April 30, 2025.

Other income (expense) and interest expense improved in the current three months to $12,708 income compared to $(3,326) loss in the comparable three months ended April 30, 2025, primarily due to decreased in interest expense.

Nine months ended April 30, 2026 compared to the nine months ended April 30, 2025:

In the nine months ended April 30, 2026, the Company reported net loss of $(1,059,850), or $(.53) per share. In the comparable nine months ended April 30, 2025, the Company reported net loss of $(44,240), or $(.02) per share. The increase in loss for the 2026 nine months was primarily due to loss of tenants and rent concessions granted combined with increases in real estate operating expenses; partially offset by rent escalations and decreases in general and administrative expenses.

Revenues in the current nine months decreased to $15,777,647 from $16,814,724 in the comparable nine months ended April 30, 2025, primarily due to loss of tenants and rent concessions granted of $544,351; partially offset by rent escalations.

Real estate operating expenses in the current nine months increased to $12,204,787 from $11,700,830 in the comparable nine months ended April 30, 2025, primarily due to an increase in real estate taxes, insurance, utilities, commissions, and maintenance expenses, and a loss on fixed asset disposal; partially offset by decreases in payroll cost and license and permits.

Administrative and general expenses decreased in the current nine months to $3,680,364 from $3,784,108 in the comparable nine months ended April 30, 2025, primarily due to a decrease in professional fees, and pension expenses; partially offset by increases in executive payroll and other administrative cost.

Depreciation expense in the current nine months increased to $1,414,646 from $1,346,625 in the comparable nine months ended April 30, 2025 primarily due to tenant improvements placed in service at various buildings.

Other income (expense) and interest expense improved in the current nine months to $18,300 income compared to $(44,401) loss in the comparable nine months ended April 30, 2025, primarily due to increased dividend and interest income, and a decrease in interest expense.

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

Effective October 1, 2025 the Company leased approximately 9,500 square feet at the Company’s Fishkill, New York building for use as storage space for three months expiring December 31, 2025. Total rent was $46,526 and brokerage commissions were $2,187.

In October 2025, a tenant who occupies 31,438 square feet at the Company’s Jowein building in Brooklyn, New York extended their lease from May 2026 to October 2026, and was given a rent concession of $375,165 effective November 2025 to October 2026. In May 2026, this tenant advised they are vacating the space 6/30/2026. Loss of rent is approximately $243,000.

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

In January 2026, a tenant who occupies 1,000 square feet at the Company’s 9 Bond Street building in Brooklyn, New York extended their lease for five years from February 01st, 2026. Annual rent is $42,000 with yearly rent escalations.

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

In March 2026, the Company leased approximately 1,500 square feet at the Company’s 9 Bond Street building in Brooklyn, New York for five years effective August 1st, 2026. Annual rent is $126,000 with yearly rent escalation from year two. Brokerage commissions were $53,293.

In April 2026, the Company leased an additional 75,500 square feet to an existing tenant at the Company’s Fishkill, New York building for fifteen years effective September 1st, 2026. Annual rent is $1,423,930 with yearly rent escalations from year three. Total brokerage commission were $595,000.

In April 2026, a tenant who occupies 13,451 square feet at the Company’s 9 Bond Street building in Brooklyn, New York extended their lease for seven years from August 1st, 2026. Annual rent is $484,236 with yearly rent escalations. Total brokerage commission were $125,209.

Cash Flows:

The following table summarizes our cash flow activity for the nine months ended April 30, 2026 and 2025:

	Nine Months Ended April 30,
	2026	2025
Net cash provided by operating activities	$2,633,274	$3,347,851
Net cash (used) by investing activities	(4,145,391)	(1,723,076)
Net cash provided (used) by financing activities	2,894,937	(615,073)

Cash Flows From Operating Activities

Deferred Expenses: The Company incurred $141,135 for brokerage commissions during the nine months ended April 30, 2026. Commissions due were for two new tenant leases at the Company’s Jowein property, one tenant for the Brooklyn property and one tenant for the Massapequa premises.

Accounts Payable and Accrued Expenses: The Company recorded an accounts payable of $611,597 related to capital improvements during the nine months ended April 30, 2026.

Cash Flows From Investing Activities

During the nine months ended April 30, 2026, the Company had expenditures for tenant improvements of:

-	$777,770 at the Company’s 9 Bond Street building in Brooklyn, New York. Total improvements are now complete.

-	$2,513,423 at the Company’s Fishkill building, New York representing build out of new space for an existing tenant.

-	$60,041 for tenant improvements at the Company’s Jamaica, New York premises for two tenants which are now complete as of October 31, 2025.

-	$794,157 at the Company’s Jowein building in Brooklyn, New York mostly related to scaffolding and steel work at the basement level.

Source of Funds; Cash Flows from Financing Activities; Company Indebtedness

As of April 30, 2026, the Company anticipates incurring an additional $7.8 million in capital expenditures over the next twelve months ending April 30, 2027. The Company’s primary source of liquidity is 1) cash provided by operations, and 2) borrowings. Total liquidity as of April 30, 2026 consists of cash and cash equivalents of $2,110,713. Total liquidity includes proceeds from fixed rate borrowings as of April 30, 2026.

For a more detailed description of the Company’s indebtedness, see Note 4 - Mortgage Payable contained in these Consolidated Financial Statements.

As disclosed in Note 11 - Subsequent Event, on May 12, 2026, the Company obtained a non-revolving line of credit and building loan mortgage with a bank & trust in the amount of $8,000,000. The Company was advanced approximately $2,000,000 at closing of the loan and intends to use such proceeds and additional advances to draw down on the entire $8,000,000 before a Fishkill, New York property expansion project is completed for an existing tenant.

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

The Company is considering any strategic opportunities to sell or divest one or more of its properties or real estate assets to manage its liquidity needs, and the determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including, but not limited to prevailing macro-economic and real estate market conditions, alternative investment opportunities, tax implications, and considerations specific to the condition, value, and financial performance of the property to be sold.

The Company has engaged Newmark Group, Inc. to actively market 25 Elm Place, Brooklyn, New York for sale to unaffiliated third-party prospective buyers. These marketing efforts are in their early stages and will remain ongoing for the foreseeable future. Any decision by the Company to enter into a sale transaction of the Property will be approved by the Company’s Board of Directors. There can be no assurances regarding whether a sale of the Property will take place nor on the timing of such a sale.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

(a)	None

(b)	None

(c)	During the nine months ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.

3.1	Certificate of Incorporation of J.W. Mays, Inc., as amended - incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K, filed on October 5, 2017.

3.2	By-Laws of J.W. Mays, Inc. - incorporated by reference to Exhibit 3.(ii) to the Company’s Form 10-K, filed on October 23, 1995.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

32*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2026, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.W. MAYS, Inc.
(Registrant)

Date:	June 11, 2026	By:	/s/ LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President
(principal executive officer)

Date:	June 11, 2026	By:	/s/ WARD N. LYKE, JR.
Ward N. Lyke, Jr.
Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)