Form 10-K
period 2026-07-31
MAYS J W INC
filed 2026-10-22
CIK 54187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $19,911,516 as of January 31, 2026 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of October 1, 2026 was 2,015,780.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

J.W. MAYS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2026

PART I

ITEM 1.	BUSINESS.

J.W. Mays, Inc. (the “Company” or “Registrant”) with executive offices at Nine Bond Street, Brooklyn, New York 11201, owns and operates a number of commercial real estate properties, which are described in Item 2 “Properties”. The Company’s business was founded in 1924 and incorporated under the laws of the State of New York on July 6, 1927.

In fiscal 2026, the Company began evaluating strategic opportunities to potentially sell or divest one or more of its real estate properties to manage its liquidity needs. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including, but not limited to prevailing macro-economic and real estate market conditions, alternative investment opportunities, tax implications and considerations specific to the condition, value, and financial performance of the property to be sold.

The Company has commenced a process to actively market 25 Elm Place in Brooklyn, New York (“Elm Place”) for sale to unaffiliated third-party prospective buyers. Throughout, the Company has continued to lease and operate Elm Place as usual and has engaged existing tenants regarding a review of their current leases, which may include renewal, modification and/or relocation, subject to board approval. There can be no assurances when the sale of Elm Place will take place or if a sale will take place at all. In addition, the Company entered into new secured loans in fiscal 2026 with existing lenders with respect to the Fishkill, NY and Circleville, OH properties. See “2026 Annual Report to Shareholders - Management Discussion & Analysis - Liquidity and Capital Resources.”

Human Capital

The Company has 26 full time employees and has a contract, expiring November 30, 2028, with a union covering rates of pay, hours of employment and other conditions of employment for approximately 19% of its employees. The Company considers that its labor relations with its employees and union are good.

Available Information

We make our filings with the U.S. Securities and Exchange Commission (“SEC”) including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), available free of charge on or through our website at www.jwmays.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov. The information contained on the website referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

Factors that could cause or contribute to such differences include, but are not limited to, changes in the competitive environment of the Company, general economic and business conditions, industry trends, changes in government rules and regulations and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates are subject to potentially significant volatility.

ITEM 1A.	RISK FACTORS.

The risks and uncertainties described below are those that we currently deem to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently do not consider material may in the future become material and impair our business or operations. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. Our business, financial condition, or results of operations could be materially and adversely affected by the following:

Risks Relating to Ownership Structure

The controlling shareholder group may be able to vote its shares in favor of its interests that may not align with the interests of shareholders not part of such group. The controlling shareholder group includes a corporation that owns a significant percentage of the Company’s common stock and which does business with the Company, as further described in the Notes to the Consolidated Financial Statements contained in the 2026 Annual Report to Shareholders. Certain conflicts of interest may be perceived by the relationship between the Company and its largest shareholder. A shareholder not a part of the controlling group will be outvoted on any issue in which it disagrees with such the controlling shareholder group.

Risks Related to Our Business and Operations

We are a part of the communities in which we do business. Accordingly, like other businesses in our communities, we are subject to the following risks:

•	changes in the rate of economic growth in the commercial real estate leasing market, and interest rates both nationally and locally;

•	existing indebtedness, including the potential for accelerated maturities;

•	the ability to obtain additional financing to fund our necessary capital expenditure projects on reasonable terms or at all, including but not limited to the success of any proposed strategic transactions with respect to our properties;

•	changes in the financial condition of our customers;

•	changes in the regulatory environment and particularly burdens of increasing local, state, and federal requirements and taxes;

•	increasing trend of lease cancellations and loss of key tenants at our properties;

•	changes in our estimates of costs;

•	loss of key personnel;

•	war and/or terrorist attacks, global, national and local political unrest and protests could significantly impact buildings leased to tenants;

•	the continued availability of insurance for various policies at reasonable rates;

•	outcomes of pending and future litigation;

•	increasing competition by other landlords and building management companies, including the use of artificial intelligence and other advanced technologies among competitors;

•	compliance with our loan covenants;

•	impact of climate change on our properties and the geographic regions in which we operate;

•	recoverability of claims against our customers and others by us and claims by third parties against us;

•	changes in estimates used in our critical accounting policies;

•	cybersecurity and data privacy breach threats or incidents; and

•	pandemics and the related trends of office versus remote work practices.

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

As online retail operations continue to expand nationwide, retailers are facing increased competition which reduces the need for the leasing of properties. Remote work practices have resulted in tenants’ careful evaluation and reduction of office space needs and a decline in demand of commercial office space rentals from increasing competition. The Company emphasizes retention of tenants over a long period of time which helps in difficult economic conditions.

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

Governance

Our Board maintains oversight responsibility of risks from cybersecurity threats. This oversight is facilitated primarily through the Audit Committee, which is responsible for oversight of our information system risk, including cybersecurity threats. The Audit Committee oversees the risk management program designed to implement adequate controls to mitigate cybersecurity risks.

The Audit Committee receives periodic updates from management on potential risks, threats, and controls to mitigate identified risks. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on the cybersecurity risk management program, as needed.

Our management, represented by our Chief Financial Officer, provides leadership for implementation and maintenance of our cybersecurity risk management processes. Management currently manages key functions for the Company’s accounting, finance, and treasury strategies, including risk management. In addition, Management oversees the Company’s managed IT solutions service provider which includes, among other services:

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

The Chief Financial Officer is notified in real time by the managed service provider for matters requiring immediate attention. Management also reviews a standardized monthly report with key IT systems data and statistics, including red flags requiring resolution, if any. Management reports serious cybersecurity incidents to the Committee and our Board.

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

Three properties are leased under long-term leases for varying periods, the longest of which extends to 2073, and in most instances renewal options are included. Reference is made to Notes 3. OPERATING LEASES and 9. RELATED PARTY TRANSACTIONS to the Consolidated Financial Statements contained in the 2026 Annual Report to Shareholders, incorporated herein by reference. Properties owned and subject to mortgage are the Fishkill, NY and Circleville, Ohio buildings.

1.	Brooklyn, New York

Fulton Street at Bond Street

90% of the property is owned by the Company and the remaining 10% of the property is leased by the Company under five separate leases. Expiration dates are as follows: December 8, 2043 (1 lease) which lease currently has one thirty-year renewal option through December 8, 2073, April 30, 2031 (1 lease), and April 30, 2044 (3 leases).

The property is currently leased to twenty-five tenants of which seven are retail tenants, four are fast food/beverage restaurants, eleven occupy office space, three are dental or medical offices. One tenant leased in excess of 10% of the rentable square footage; the tenant is a department store, occupying 20.60%.

In October 2025, a tenant who occupies 915 square feet extended their lease from January 2026 to January 2028. Annual rent is $24,000.

In December 2025, a tenant who occupies 1,810 square feet extended their lease from February 2026 to January 2036. Annual rent is $240,000 with yearly rent escalation beginning in year two.

In January 2026, a tenant who occupies 1,000 square feet extended their lease for five years beginning February 2026. Annual rent is $42,000 with yearly rent escalations.

In February 2026, a tenant who occupies 25,423 square feet extended their lease from December 2025 to September 2029, with a sixty days’ notice cancelation clause. Annual rent is $915,228.

In March 2026, the Company leased approximately 1,500 square feet for five years effective August 1st, 2026. Annual rent is $126,000 with yearly rent escalation from year two. Brokerage commissions were $53,293.

In April 2026, a tenant who occupies 13,451 square feet extended their lease for seven years from August 1st, 2026. Annual rent is $484,236 with yearly rent escalations. Total brokerage commission were $125,209.

In July 2026, a tenant who occupies 78,287 square feet was granted a rent concession of $240,000 for the period August 2026 to January 2027.

In July 2026, a tenant who occupies 1,140 square feet terminated their lease effective August 11th, 2026. Annual loss of rent is approximately $76,800.

In July 2026, a new tenant leased 1,000 square feet, replacing an existing tenant, for an additional $300 a month and yearly rent escalations through June 2031. There was no leasing commission.

In September 2026, the Company signed a thirty months’ rent deferral agreement with its landlord (Weinstein Enterprises) effective October 01, 2026, deferring the monthly rents for the premises at 504-506 Fulton Street in the amount of $34,716 and 508 Fulton Street in the amount of $5,466.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, provided the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2022	63.38%	7/31/2027	4	4,583	170,931.810
7/31/2023	59.51%	7/31/2028	6	6,548	252,756	1.198
7/31/2024	51.83%	7/31/2030	3	111,413	3,323,920	15.757
7/31/2025	52.69%	7/31/2031	3	3,590	46,287.219
7/31/2026	52.41%	7/31/2032	4	47,668	2,422,787	11.485
		7/31/2033	1	13,451	563,582	2.672
		7/31/2034	1	5,632	162,330.770
		7/31/2035	1	3,200	251,228	1.191
		7/31/2036	2	4,610	419,823	1.990
			25	200,695	$7,613,644	36.092

The Company uses 17,810 square feet of available space.

As of July 31, 2026 the federal tax basis is $23,276,291 with accumulated depreciation of $15,692,898 for a net carrying value of $7,583,393. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $3,229,525 per year and the rate used is averaged at $11.171 per $100 of assessed valuation.

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

2.	Brooklyn, New York—Jowein building at Elm Place

The building is owned. The property is currently leased to fourteen tenants of which one is a fast-food restaurant, two are for warehouse space, one for retail space and ten leases are for office space. Two tenants leased in excess of 10% of the rentable square footage; each occupies office space of 15.64%, and 12.59% respectively.

In August 2025, the Company leased 5,500 square feet of retail space to a new tenant. Monthly rent is $15,000 with annual rent increases. Brokerage commissions were $73,487.

In October 2025, a tenant who occupies 31,438 square feet extended their lease from May 2026 to October 2026, with two six months renewal options. In July 2026, this tenant exercised one of its two six months options through April 2027.

In May 2026, a tenant who occupies 10,569 square feet provided notice they are leaving effective June 30, 2026. Annual loss of rent is approximately $404,447.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances. See “Item 1. Business” for more information on the recent developments at Elm Place.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2022	80.84%	7/31/2027	6	49,690	$1,321,408	6.264
7/31/2023	83.46%	7/31/2028	2	13.600	509,780	2.417
7/31/2024	81.79%	7/31/2029	1	500	39,743	0.188
7/31/2025	83.52%	7/31/2033	1	5.500	169,554.804
7/31/2026	76.01%	7/31/2036	1	12,105	51,637.245
		7/31/2037	2	42,725	1,919,244	9.098
		7/31/2059	1	19,437	157,138.745
			14	143,557	$4,168,504	19.761

As of July 31, 2026 the federal tax basis is $7,871,328 with accumulated depreciation of $5,538,682 for a net carrying value of $2,332,646. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $891,272 per year and the rate used is averaged at $11.284 per $100 of assessed valuation.

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

The Jamaica Property is currently leased to eleven tenants: four tenants are retail, one restaurant, and six occupy office space. Four tenants each occupy in excess of 10% of the rentable square footage; two retail stores occupy 15.86% and 17.66%, respectively; and two office tenants occupy 17.34% and 12.83%, respectively.

In February 2026, a tenant who occupies 38,109 square feet extended their lease from December 2025 to September 30, 2029, with a sixty days’ notice cancelation clause. Annual rent is $1,099,445.

It is the intention of the Company to negotiate the renewals of the expiring leases as they come due, providing the tenants maintain adequate finances.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2022	80.51%	7/31/2027	2	6,600	$223,398	1.059
7/31/2023	80.58%	7/31/2029	3	121,589	2,791,043	13.231
7/31/2024	80.58%	7/31/2030	2	38,256	1,194,966	5.665
7/31/2025	80.99%	7/31/2034	1	28,634	437,480	2.074
7/31/2026	77.04%	7/31/2035	1	2,051	119,168.565
		7/31/2026	1	23,356	917,863	4.351
		7/31/2040	1	6,761	183,559.870
			11	227,247	$5,867,477	27.815

Until the lease agreement terminates, the Company remains solely entitled to tax depreciation and other tax deductions relating to the buildings, improvements and maintenance of the property. As of July 31, 2026, the federal tax basis is $13,863,981 with accumulated depreciation of $10,566,105 for a net carrying value of $3,297,876. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $1,208,166 per year and the rate used is averaged at $10.487 per $100 of assessed valuation.

4.	Fishkill, New York—Route 9 at Interstate Highway 84

The Company owns the entire property. In July 2019, the Company leased 47,000 square feet to a community college at its Fishkill, New York building, for a term of fifteen years with two five-year option periods.

Effective October 1, 2025 the Company leased approximately 9,500 square feet for use as storage space for three months which expired December 31, 2025. Total rent was $46,526 and brokerage commissions were $2,187.

In January 2026 the Company leased 9,500 square feet of warehouse space for a total rent of $62,034 from February 2026 to May 2026. Total brokerage commissions were $2,357.

In April 2026, the Company leased an additional 75,500 square feet to an existing tenant for fifteen years effective September 1, 2026. Annual rent is $1,423,930 with yearly rent escalations from year three. Total brokerage commission were $595,000.

There are approximately 80,500 square feet of the building available for lease. There are plans to renovate vacant space upon the execution of future leases to tenants, although no assurances can be made as to when or if such leases will be entered into.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2022	22.27%	7/31/2042	2	122,500	$989,690	4.692
7/31/2023	22.27%
7/31/2024	27.26%
7/31/2025	24.69%
7/31/2026	25.88%

As of July 31, 2026 the federal tax basis is $27,276,176 with accumulated depreciation of $16,408,614 for a net carrying value of $10,867,562. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $123,846 per year and the rate used is averaged at $2.401 per $100 of assessed valuation.

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

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2022	100.00%	7/31/2028	Building	10,000	$466,734	2.213
7/31/2023	100.00%		Land	75,800
7/31/2024	100.00%		1	85,800
7/31/2025	100.00%
7/31/2026	100.00%

The real estate taxes for this property are $186,759 per year and the rate used is averaged at $962.941 per $100 of assessed valuation.

6.	Massapequa, New York—Sunrise Highway

The Company is the prime tenant of this leasehold. The current lease expires May 14, 2030. The leasehold is currently subleased to one tenant occupying 113,400 square feet of the property, with the other 20,000 square feet of the property available for sublease.

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2022	100.00%	7/31/2030	1	113,400	$816,854	3.872
7/31/2023	100.00%
7/31/2024	88.76%
7/31/2025	85.01%
7/31/2026	85.01%

The real estate taxes for this property are $290,940 per year and the rate used is averaged at $825.616 per $100 of assessed valuation.

The Company does not own this property. Improvements to the property, if any, are made by tenants.

7.	Circleville, Ohio—Tarlton Road

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

Occupancy		Lease Expiration			Rent
Year Ended	Rate	Year Ended	Number of Leases	Area Sq. Ft.	Annual Rent	Percentage of Gross Annual Rent
7/31/2022	99.30%	7/31/2029	1	193,350	$571,419	2.709
7/31/2023	99.30%
7/31/2024	97.75%
7/31/2025	96.72%
7/31/2026	100.00%

As of July 31, 2026, the federal tax basis is $4,493,846 with accumulated depreciation of $4,413,905 for a net carrying value of $79,941. The lives taken for depreciation vary between 15-40 years and the methods used are straight-line and declining balance.

The real estate taxes for this property are $41,467 per year and the rate used is averaged at $5.490 per $100 of assessed valuation.

In the opinion of management, all of the Company’s properties are adequately covered by insurance.

See Note 7 to the Consolidated Financial Statements contained in the 2026 Annual Report to Shareholders, which information is incorporated herein by reference, for information concerning the tenants, the rental income from which equals 10% or more of the Company’s rental income.

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

On October 1, 2026, the Company had approximately 500 shareholders of record.

The Company has not declared any cash dividends on our common stock during the year ended July 31, 2026 and does not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings, cash flows, financial position, and such other facts the Board in its sole discretion deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended July 31, 2026, we did not sell any unregistered securities.

RECENT PURCHASES OF EQUITY SECURITIES

During the year ended July 31, 2026, we did not repurchase any of our outstanding equity securities.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 21-24 of the Registrant’s 2026 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s Consolidated Financial Statements, together with the report of Prager Metis CPAs, LLC, independent registered public accounting firm, dated October 21, 2026, appearing on pages 3 through 20 of the Registrant’s 2026 Annual Report to Shareholders is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 2, 3, 7, and 15 hereof, the 2026 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements between the Company and its accountants relating to accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 31, 2026, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 14(c)-15(d) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

(B) CHANGE TO INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There was no change in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter ended July 31, 2026 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses noted, and therefore there were no corrective actions taken.

(C) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f). Our internal control system has been designed to provide reasonable assurance to the Company’s management and its Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Even those systems that have been determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2026. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework published in 2013. Based on the Company’s assessments, we believe that, as of July 31, 2026, its internal control over financial reporting is effective based on these criteria.

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

During the three months ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not Required

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors of the Company as required by this item appears under the heading “Corporate Governance” in the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Executive Officers of the Registrant

The following information is furnished with respect to each executive officer of the Registrant (each of whose position is reviewed annually).

Name	Age	Business Experience During the Past Five Years	First Became Such Officer or Director
Lloyd J. Shulman	84	President	November, 1978
		Chairman of the Board, and Chief Executive Officer	November, 1996
Kevin J. Guptar	46	Chief Financial Officer and Treasurer	October, 2026
Ward N. Lyke, Jr.*	75	Former Vice President,	February, 1984
		Chief Financial Officer and Treasurer	January, 2024
George Silva	76	Vice President-Operations	March, 1995
Melinda L. Koster	42	Vice President	March, 2026

All of the above referenced officers have been appointed as such by the directors and have been employed as executive officers of the Company during the past five years, except for Kevin J. Guptar and Melinda L. Koster, who were appointed as executive officers of the Company on October 13, 2026 and March 10, 2026.

*Ward N. Lyke, Jr. retired from the Company on September 25, 2026.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item appears under the heading “Compensation” in the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders and such information is incorporated herein by reference.

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

The information required by this item appears under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item appears under the headings “Related Party Transactions” and “Information Concerning Nominees for Election as Directors” in the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees for services rendered by the Company’s independent registered public accounting firm, Prager Metis CPAs, LLC, for the fiscal years 2026 and 2025.

	Fiscal Year
	2026	2025
Audit fees	$207,975	$190,000
Audit related fees	14,000	13,400
Tax fees	45,000	45,000
All other fees	—	15,178
Total Fees	$266,975	$263,578

Audit fees for fiscal year 2026 and fiscal year 2025 were for professional services rendered for the audits of the consolidated financial statements of the Company, interim quarterly reviews of Form 10-Q information and assistance with the review of other documents filed with the SEC.

Audit related fees for fiscal year 2026 and fiscal year 2025 consist of audits of real estate tax matters and consultations concerning financial accounting and reporting standards.

Tax fees for fiscal year 2026 and fiscal year 2025 were for services related to tax compliance including preparation of federal, state and local corporate tax returns, and assistance with a prior period Internal Revenue Service audit.

All other fees for fiscal 2025 were for assistance relating to an IRS audit of the tax year ending July 31, 2022, which is now closed.

The officers of the Company, including the Principal Financial Officer, consult with, and receive the approval of, the Audit Committee before engaging accountants for any services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	The Consolidated Financial Statements and report of Prager Metis CPAs, LLC, independent registered public accounting firm, dated October 21, 2026, set forth on pages 3 through 20 of the Company’s 2026 Annual Report to Shareholders.
2.	See accompanying Index to the Company’s Consolidated Financial Statements and Schedules on page 16.

(b)	Exhibit No.

3.1	Certificate of Incorporation of J. W. Mays, Inc., as amended - incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K, filed on October 5, 2017.
3.2	By-Laws of J. W. Mays, Inc. - incorporated by reference to Exhibit 3.(II) to the Company’s Form 10-K, filed on October 23, 1995.
10.1#	Retirement Plan and Trust, Summary Plan Description - incorporated by reference to Exhibit 10(i) to the Company’s Form 10-K filed on October 4, 2018.
10.2#	Transition Agreement, dated July 30, 2026, between J.W. Mays, Inc. and Ward N. Lyke, Jr. - incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 30, 2026.
10.6*	Consulting Agreement, dated as of January 1, 2024, between Mr. Mark Greenblatt and J. W. Mays, Inc. as amended as of October 22, 2024 – incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed October 23, 2025.
13*	Annual Report to Shareholders dated July 31, 2026.
19	Insider Trading Policy - incorporated by reference to Exhibit 19 to the Company’s 10-K filed October 23, 2025.

21	List of subsidiaries of J. W. Mays, Inc. - incorporated by reference to Exhibit 21 to the Company’s Form 10-K, filed on October 23, 1995.
31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).
32*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy - incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed on October 24, 2024.
101**	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2026, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith
#	Indicates management contract or compensatory plan.
**	Submitted electronically with the report

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.W. MAYS, INC.
(Registrant)

October 22, 2026	By:	/s/ LLOYD J. SHULMAN
Lloyd J. Shulman
Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ LLOYD J. SHULMAN	Chairman of the Board, Chief Executive	October 22, 2026
Lloyd J. Shulman	Officer, and President
(Principal Executive Officer)

/s/ KEVIN J. GUPTAR	Chief Financial Officer and Treasurer	October 22, 2026
Kevin J. Guptar	(Principal Financial and Accounting Officer)

/s/ JENNIFER L. CARUSO	Director	October 22, 2026
Jennifer L. Caruso

/s/ ROBERT L. ECKER	Director	October 22, 2026
Robert L. Ecker

/s/ STEVEN GURNEY-GOLDMAN	Director	October 22, 2026
Steven Gurney-Goldman

/s/ MARK S. GREENBLATT	Director	October 22, 2026
Mark S. Greenblatt

/s/ MELINDA KOSTER	Director	October 22, 2026
Melinda Koster

/s/ DEAN L. RYDER	Director	October 22, 2026
Dean L. Ryder

INDEX TO COMPANY’S FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the following sections of the Company’s Annual Report to Shareholders for the fiscal year ended July 31, 2026, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 273) (pages 19-20)

Consolidated Balance Sheets (page 3)

Consolidated Statements of Operations (page 4)

Consolidated Statements of Changes in Shareholders’ Equity (page 5)

Consolidated Statements of Cash Flows (page 6)

Notes to Consolidated Financial Statements (pages 7-16)

Financial Statement Schedules

Real Estate and Accumulated Depreciation (page 17)

Report of Management (page 18)

All other schedules for which provision is made in the applicable regulations of the SEC are not required under the related instructions or are inapplicable and, accordingly, are omitted.

The separate financial statements and schedules of J.W. Mays, Inc. (not consolidated) are omitted because the Company is primarily an operating company and its subsidiaries are wholly-owned.